Form 10-Q
period 1996-06-30
MODERN MEDICAL MODALITIES CORP
filed 1996-08-14
CIK 902635

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) Quarterly Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                                For Quarter Ended

                                  June 30, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ___________________  to  ______________________

                             Commission File number

                                     0-23416

                      Modern Medical Modalities Corporation
             (exact name of registrant as specified in its charter)

         New Jersey                                            # 22-3059258
(state or other jurisdiction of                          (I.R.S. Employer I.D.#)
incorporation or organization)

               95 Madison Avenue, Suite 301 Morristown, N.J. 07960 (address of principal executive offices) (zip code)

                                 (201) 538-9955
               Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock - Par Value $.0001                                  3,168,292
- -------------------------------                            -------------------
          Class                                            Outstanding Shares At
                                                              August 9, 1996

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                                            PAGE
Part I.  Financial Information

    Item 1 -    Financial Statements

                Report of Independent Accountants                                            3

                Consolidated Balance Sheets as of June 30, 1996
                  (unaudited) and December 31, 1995                                       4  -  5

                Consolidated Statements of Operations for the Three and Six Months
                   Ended June 30, 1996 and 1995 (unaudited)                               6  -  7

                Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 1996 and 1995 (unaudited)                               8  -  9

                Notes to Interim Consolidated Financial Statements (unaudited)            10 - 13

    Item 2 -    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                              14 - 18

Part II. Other Information                                                                  19

    Item 1 -    Legal Proceedings

    Item 2 -    Changes in Securities

    Item 3 -    Defaults upon Senior Securities

    Item 4 -    Submission of Matters to a Vote of Security Holders

    Item 5 -    Other Information

    Item 6 -    Exhibits and Reports on Form 8-K

Signatures                                                                                  20

Exhibit 11.1                                                                                21

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Modern Medical Modalities Corporation

We have made a review of the consolidated balance sheet of Modern Medical Modalities Corporation and Subsidiaries as of June 30, 1996, the related consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995, and the related consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein; and in our report dated March 8, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





New York, New York
August 2, 1996

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                         June 30,   December 31,
                                                           1996        1995
                                                       -----------  -----------
                                                       (Unaudited)

ASSETS

Current assets
   Cash and cash equivalents                           $   618,810   $   984,326
   Accounts receivable (less contractual
      allowances of $2,101,620 and $1,556,114,
      respectively)                                      3,920,821     2,695,096
   Note receivable - affiliate                                --         100,000
   Due from affiliate                                      202,947       243,556
   Prepaid expenses                                         94,657        77,294
                                                       -----------   -----------

              Total current assets                       4,837,235     4,100,272
                                                       -----------   -----------





Other assets
   Furniture, fixtures, equipment and leasehold
      improvements (net of accumulated
      depreciation and amortization of
      $3,354,185 and $2,569,209, respectively)          11,325,450    11,051,593
   Note receivable - affiliate                           1,000,000     1,000,000
   Deposits                                                185,743       181,678
   Organization costs (net of accumulated
      amortization of $12,169 and $7,939,
      respectively)                                         36,698        40,928
   Investment in a joint venture                            81,881       164,320
                                                       -----------   -----------

              Total other assets                        12,629,772    12,438,519
                                                       -----------   -----------





              TOTAL ASSETS                             $17,467,007   $16,538,791
                                                       ===========   ===========


See Notes to Consolidated Financial Statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Continued)



                                                         June 30,   December 31,
                                                           1996         1995
                                                       -----------   -----------
                                                       (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Lines of credit                                     $   644,750   $   496,750
   Current portion of long-term debt                     2,844,536     1,917,813
   Accounts payable                                        849,381       583,355
   Accrued expenses                                        272,941       347,180
   Due to affiliates                                       227,743       109,170
                                                       -----------   -----------

              Total current liabilities                  4,839,351     3,454,268
                                                       -----------   -----------

Other liabilities
   Long-term debt, net of current portion                7,610,325     7,843,911
   Deferred income taxes                                   538,628       531,669
   Due to joint venturer                                   216,975       225,717
                                                       -----------   -----------

              Total other liabilities                    8,365,928     8,601,297
                                                       -----------   -----------

              TOTAL LIABILITIES                         13,205,279    12,055,565
                                                       -----------   -----------

Minority interest                                          268,899       155,690
                                                       -----------   -----------

Commitments and contingencies

Stockholders' equity
   Common stock, $0.0001 par value,
      5,000,000 shares authorized,
      3,168,292 shares issued and outstanding                  317           317
   Additional paid-in capital                            3,728,411     4,086,413
   Retained earnings                                       264,101       240,806
                                                       -----------   -----------

              TOTAL STOCKHOLDERS'
                  EQUITY                                 3,992,829     4,327,536
                                                       -----------   -----------

              TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                 $17,467,007   $16,538,791
                                                       ===========   ===========


See Notes to Consolidated Financial Statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                        Three Months                          Six Months
                                                                       ended June 30,                        ended June 30,
                                                               ------------------------------        ------------------------------
                                                                   1996               1995               1996               1995
                                                               -----------        -----------        -----------        -----------
                                                                                  (Restated)                             (Restated)
Operating income
   Net revenue from services                                   $ 2,260,630        $ 1,592,082        $ 4,170,379        $ 2,556,047
   Management fees                                                  95,341            127,263            219,098            214,409
   Marketing revenues                                              152,308            113,159            247,827            209,432
                                                               -----------        -----------        -----------        -----------
       Total operating income                                    2,508,279          1,832,504          4,637,304          2,979,888
                                                               -----------        -----------        -----------        -----------
Operating expenses
   Selling, general and administrative
      expenses                                                   1,506,669            970,978          2,683,330          1,797,711
   Expenses associated with
      management fee income                                         93,776            127,500            177,011            243,725
   Expenses associated with marketing
      revenues                                                     218,902            132,380            379,520            249,114
   Bad debts                                                        28,282             23,140             47,610             42,888
   Depreciation and amortization                                   416,309            304,814            784,545            488,737
                                                               -----------        -----------        -----------        -----------
       Total operating expenses                                  2,263,938          1,558,812          4,072,016          2,822,175
                                                               -----------        -----------        -----------        -----------
       Income from operations                                      244,341            273,692            565,288            157,713
                                                               -----------        -----------        -----------        -----------
Other income and (expenses)
   Interest income                                                   9,481             17,348             20,429             39,787
   Interest expense                                               (371,835)          (184,824)          (705,113)          (337,369)
   Miscellaneous income                                            165,872              2,644            231,954             23,499
   Income from a joint venture                                       6,761             27,504             43,310             49,041
                                                               -----------        -----------        -----------        -----------
                                                                  (189,721)          (137,328)          (409,420)          (225,042)
                                                               -----------        -----------        -----------        -----------
       Income (loss) from continuing
          operations before income taxes
         (benefit), and minority interest                           54,620            136,364            155,868            (67,329)

Income taxes (benefit)                                               2,750             48,707              8,805            (27,642)
                                                               -----------        -----------        -----------        -----------
       Income (loss) from continuing
          operations before minority
          interest                                                  51,870             87,657            147,063            (39,687)

Minority interest                                                   42,663             19,563            123,768             14,144
                                                               -----------        -----------        -----------        -----------
       INCOME (LOSS) FROM
          CONTINUING OPERATIONS                                      9,207             68,094             23,295            (53,831)

Income (loss) from discontinued
   operations, net of income tax effect
   of $25,666 and ($12,358), respectively                             --               45,561               --              (19,370)
                                                               -----------        -----------        -----------        -----------
       NET INCOME (LOSS)                                       $     9,207        $   113,655        $    23,295        $   (73,201)
                                                               ===========        ===========        ===========        ===========


See Notes to Consolidated Financial Statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                                                       Three Months                            Six Months
                                                                      ended June 30,                         ended June 30,
                                                             -------------------------------        -------------------------------
                                                                1996               1995                  1996               1995
                                                             ----------        -------------        -------------        ----------
                                                                                (Restated)                               (Restated)
Number of shares outstanding

   Primary                                                    3,168,292            3,088,292            3,168,292         3,088,292

   Fully diluted                                              4,203,292            4,123,292            4,203,292         4,123,292

Stock to be issued                                                 --                 80,000                 --              80,000

Weighted average shares  outstanding

   Primary                                                    3,168,292            3,116,137            3,168,292         3,116,137

   Fully diluted                                              4,203,292            4,123,292            4,203,292         4,123,292

Earnings per share - primary

   Income (loss) from
      continuing operations                                  $     --                  $0.02                $0.01            $(0.02)

   Income (loss) from
      discontinued operations                                      --                   0.02                 --                --
                                                             ----------        -------------        -------------        ----------

       NET INCOME (LOSS)                                       $- Nil -                $0.04                $0.01            $(0.02)
                                                             ==========        =============        =============        ==========

Earnings per share - fully diluted

   Income (loss) from
      continuing operations                                  $     --                  $0.02                $0.01            $(0.02)

   Income (loss) from
      discontinued operations                                      --                   0.01                 --                --
                                                             ----------        -------------        -------------        ----------

       NET INCOME (LOSS)                                       $- Nil -                $0.03                $0.01            $(0.02)
                                                             ==========        =============        =============        ==========



See Notes to Consolidated Financial Statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Six Months ended June 30,
                                                                   -------------------------
                                                                       1996          1995
                                                                   -----------    ---------
                                                                                 (Restated)
Cash flows from operating activities
   Net income (loss)                                               $    23,295   $  (73,201)
   Adjustments to reconcile net income (loss) to net cash
      provided by(used in) operating activities
      Depreciation and amortization                                    784,545      488,737
      Contractual allowances                                           875,624       90,538
      Bad debts                                                         47,610       42,888
      Income from an unconsolidated joint venture                      (43,310)     (49,041)
      Minority interest                                                113,209          545
      Deferred income taxes                                              6,959      140,934
      Increase  (decrease) in cash attributable to changes in
         operating assets and liabilities
         Accounts receivable                                        (2,506,961)    (563,189)
         Management fee receivable                                        --       (224,217)
         Deferred charges                                                 --       (127,484)
         Due from affiliate                                             40,609     (551,790)
         Other receivable                                                 --        (60,753)
         Prepaid expenses                                              (17,363)    (106,184)
         Due to affiliate                                              118,573         --
         Accounts payable                                              266,026      302,496
         Accrued expenses                                              (74,239)     116,241
         Income taxes payable                                             --           (200)
                                                                   -----------   ----------
             Net cash used in operating activities                    (365,423)    (573,680)
                                                                   -----------   ----------

Cash flows from investing activities
   Payments for acquisition of furniture, fixtures,
      equipment and leasehold improvements                            (177,712)    (545,199)
   Purchase of short-term investments                                     --       (600,000)
   Note receivable - affiliate                                         100,000         --
   Deposits                                                             (4,065)     278,625
   Distributions from a joint venture                                  125,750       60,221
   Net assets of discontinued subsidiary                                  --         19,370
                                                                   -----------   ----------

             Net cash provided by (used in) investing activities        43,973     (786,983)
                                                                   -----------   ----------

Cash flows from financing activities
   Lines of credit                                                     148,000      281,750
   Proceeds from long-term debt                                        595,412         --
   Due to joint venturer                                                (8,742)     (10,034)
   Due to/from managing agent                                             --        153,227
   Payments on capitalized lease obligations and long-term debt       (778,736)    (477,977)
                                                                   -----------   ----------

             Net cash used in financing activities                     (44,066)     (53,034)
                                                                   -----------   ----------
Net decrease in cash and cash equivalents
                                                                      (365,516)  (1,413,697)

Cash and cash equivalents at beginning of period                       984,326    2,006,836
                                                                   -----------   ----------

Cash and cash equivalents at end of period                         $   618,810   $  593,139
                                                                   -----------   ----------

See Notes to Consolidated Financial Statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


                                                                                                        Six Months ended June 30,
                                                                                                        1996                1995
                                                                                                        ----                ----
                                                                                                                         (Restated)
Supplemental disclosures of cash flow information

   Cash paid during the period
      Interest                                                                                       $  532,771           $  337,369
      Income taxes                                                                                   $    1,847           $      525

   Non-cash transactions
      Capital lease obligation in connection with the acquisition of certain assets and the assumption of certain liabilities
         of Central Imaging Partners, Limited Partnership                                            $      --            $2,738,834

      Common stock to be issued in connection with acquisition of
         assets of Central Imaging Partners, Limited Partnership                                     $      --            $  200,000

      Capital lease obligation in connection with the
         construction of MRI Imaging Center at Passaic
         Beth Israel and the acquisition of medical equipment                                        $      --            $2,006,860

      Capital lease obligation in connection with acquisition
         of medical equipment for Open MRI of Morristown                                             $  876,461           $     --

      Accounts receivable due from Prime Contracting Corp.
         charged against additional paid-in capital                                                  $  358,002           $     --


See Notes to Consolidated Financial Statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                            June 30, 1996 (Unaudited)


1 -  Organization and Basis of Presentation

     Modern Medical Modalities Corporation (the "Company") was incorporated in the State of New Jersey on December 6, 1989. The Company provides high technology medical equipment and management services to hospitals and physicians.

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing & Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., Medi Corp, USA, South Jersey Medical Equipment Leasing Corporation, Empire State Imaging Associates, Inc., Detex Medical Services, Inc., Amherst Medical Equipment Leasing Corporation, and its majority owned joint ventures, Plainfield MRI Associates, Joint Venture, MRI Imaging Center at PBI, Open MRI of Morristown, Inc. and Doctors Imaging Associates, Joint Venture. The Company has an 84%, 75%, 72% and 50% interest, respectively, in the joint ventures, by contract manages the joint ventures and has unilateral control. Investment in an unconsolidated joint venture, Union Imaging Associates, Joint Venture, in which the Company has a 10% interest and significant influence, is accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated balance sheet as of June 30, 1996 and the consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995 have been prepared by the Company without audit.

     In the opinion of management, the accompanying financial statements referred to above contain all necessary adjustments, consisting of normal accruals and recurring entries only, which are necessary to present fairly the Company's consolidated results for the interim periods being presented.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Financial Statement filed on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein.

     The carrying amounts of cash, accounts receivable, short-term notes receivable, accounts payable, and short-term debt approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. It was not practicable to estimate the fair value of long-term notes receivable and long-term debt because quoted market prices do not exist and an estimate could not be made through other means without incurring excessive costs.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

     Certain items in the 1995 financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on the financial position, net income (loss) or changes in stockholders' equity for the periods presented.

2 -  Earnings Per Share

     Earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalent shares outstanding during each period.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                            June 30, 1996 (Unaudited)


3 -  Acquisitions and Disposal of Subsidiary

     Acquisition

     On November 1, 1994, the Company acquired Prime Contracting Corp. ("Prime") in a business combination accounted for as a pooling of interests. Prime is a full service contractor who provides turnkey design and construction services and became a wholly-owned subsidiary of the Company, through the exchange of 112,457 shares of the Company's common stock (market value of $650,000) for all of the shares of the outstanding stock of Prime. The accompanying consolidated financial statements are based on the assumption that the companies were combined for the full year, and financial statements of prior years have been retroactively restated to give effect to the combination.

     Restatement

     The financial statements as of and for the six months ended June 30, 1995 had previously treated the acquisition under the purchase method. The financial statements have been restated to correct this error. The effect of the restatement was to decrease the net loss by approximately $3,600 and $600, respectively, for the six and three months ended June 30, 1995.

     Disposal

     On December 27, 1995, the Company entered into an agreement, as modified in March 1996, with a related party to sell all of the common stock of Prime for $1,200,000, payable as follows: $100,000 upon execution, $100,000 at closing and a promissory note bearing interest at prime plus one percent. The note is payable in two installments, $600,000 on October 27, 1997, and $400,000 on April 27, 1998. If Prime's gross annual revenue for the calendar year 1996 falls below $3,000,000, then the final payment of $400,000 shall be forfeited.

     The Company has recorded an increase of $987,554, in December 1995, to additional paid-in capital which represents the excess of the sale price over the net assets of Prime. In conjunction with the modified agreement, the Company's accounts receivable due from Prime of approximately $358,000 has been charged against additional paid-in capital.


4 -  Property and Equipment, Net

     Property and equipment consisted of the following at June 30, 1996 (unaudited) and December 31, 1995:

                                                         June 30,   December 31,
                                                           1996         1995
                                                       -----------  ------------
                                                       (unaudited)

Medical equipment                                      $13,079,812   $12,047,375
Buildings                                                  310,860       310,860
Furniture and fixtures                                     105,457       100,956
Automobiles                                                 22,860        22,860
easehold improvements                                    1,160,646     1,138,751
                                                       -----------   -----------

         Total                                          14,679,635    13,620,802
Less: Accumulated depreciation and amortization          3,354,185     2,569,209
                                                       -----------   -----------

         Property and equipment, net                   $11,325,450   $11,051,593
                                                       ===========   ===========

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                            June 30, 1996 (Unaudited)


5 -  Investment in an Unconsolidated Joint Venture

     Summarized financial information of the unconsolidated joint venture, Union Imaging Associates, Joint Venture, in which the Company has a 10% minority interest is as follows:


                                                             Total              Long-Term              Total                Total
                                                             Assets                Debt             Liabilities            Capital
                                                           ----------           ----------           ----------           ----------
June 30, 1996 (unaudited)                                  $3,260,082           $1,334,058           $2,503,241           $  756,841

December 31, 1995                                           3,251,821            1,550,917            1,679,846            1,571,975


                                                                                                                             (10%)
                                                                                  Gross                 Net               Allocation
                                                                                 Revenues              Income              of Income
                                                                                ----------           ----------           ----------
Six months ended
   June 30, 1996 (unaudited)                                                    $2,161,275           $  433,095           $   43,310

Year ended December 31, 1995                                                     3,127,608              543,317               54,332


6 -  Lines of Credit


     In April 1995, the Company secured a one year line of credit with Summit Bank of New Jersey for $600,000 at the bank's prime rate for commercial borrowers. The line was renewed for an additional year in April 1996. As of June 30, 1996, the amount of the liability under the line of credit was $599,750. The line of credit is secured by a certificate of deposit in the amount of $600,000.

     In April 1996, the Company obtained an unsecured line of credit with Republic National Bank for $100,000 at the bank's prime rate for commercial borrowers plus one percent. As of June 30, 1996, the amount of liability under the line of credit was $45,000.


7 -  Long Term Debt

     Long-term debt at June 30, 1996 (unaudited) and December 31, 1995 consists of the following:


                                                     June 30,       December 31,
                                                      1996              1995
                                                   -----------      ------------
                                                                     (unaudited)

Construction financing                             $   288,889       $   290,332
Accounts receivable financing                          595,412              --
Capital lease obligations                            9,570,560         9,471,392
                                                   -----------       -----------

         Total                                      10,454,861         9,761,724
Less:  Amounts due in one year                       2,844,536         1,917,813
                                                   -----------       -----------

         Total long-term debt                      $ 7,610,325       $ 7,843,911
                                                   ===========       ===========

                                                                 continued . . .

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                            June 30, 1996 (Unaudited)


7 -  Long Term Debt (Continued)

     New Site Financing - Open MRI of Morristown Project

     In October 1995, the Company entered into a joint venture agreement with RMC Consulting, Inc. and two individuals to develop a MRI facility located in Morristown, New Jersey. In December 1995, Open MRI of Morristown, Inc. (Open MRI), a majority owned joint venture was formed. Open MRI accepted delivery of a new Picker Outlook Whole Body MRI System from Picker International and opened in February 1996. The Company had entered into an agreement with DVI Financial Services, Inc. (DVI) to provide permanent financing aggregating $1,187,786 on this new site. This amount is payable over 63 months at monthly payments of $11,158 for the first three months and $25,598 per month for the next 60 months.

     Accounts Receivable Financing

     The Company has entered into an agreement with an affiliated company to finance its receivable from the Company's unconsolidated joint venture. Advances would bear interest at the prime rate plus five percent. At June 30, 1996, there were no advances outstanding.

     The Company has entered into two separate agreements with DVI Business Credit to finance up to $1,000,000 and $750,000 of the accounts receivable balances from the Company's unconsolidated joint venture and from two of the Company's joint ventures and one of its subsidiaries. The agreements extend to March 1998 and June 1998, respectively, with consecutive one year renewal terms. The agreements are non-cancelable, except in the event of a default by the Company. At June 30, 1996, the amounts financed under these agreements totalled $864,852 and $595,412, respectively, with interest payable monthly at the prime rate plus four percent.

     Capital Lease Obligations

     Capital lease obligations are collateralized by property and equipment having an approximate original cost of $13,067,000 and an approximate net book value of $10,168,000 at June 30, 1996.


8 -  Subsequent Events

     In July 1996, the Company, through its wholly-owned subsidiary West Paterson Medical Equipment Leasing Corporation ("WPMEL"), entered into a lease and management services agreement with Advanced Imaging & Radiology Associates, P.A. ("M.D."). The agreement provides that WPMEL will lease office space, fixtures and equipment and will provide management services to M.D. over an initial term of five years with a five year renewal option. The site, located in West Paterson, N.J., is a medical practice specializing in diagnostic imaging.

     In July 1996, the Company, through its wholly-owned subsidiary Ohio Medical Equipment Leasing Corporation ("OME"), entered into a purchase and consulting agreement with Medical Advances, Inc. ("Medical") to acquire an interest as a general (managing) partner of Sylvania Diagnostics ("Sylvania"), an Ohio Limited Partnership, for one dollar. The interest acquired represents 50.2% of the total units outstanding. Sylvania is a diagnostic imaging center located in Sylvania, Ohio.

     The Company also entered into an agreement with DVI which provides for $135,000 of working capital advances which are only to be used for operating Sylvania. If the Company determines that operating Sylvania is not profitable, DVI will purchase either Sylvania or OME for one dollar.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

In 1994, Modern Medical Modalities Corporation (the "Company") started Medical Marketing & Management, Inc. which markets the sites of the Company, and sites for other physician groups and hospitals. In November 1994, the Company acquired Prime Contracting Corp. ("Prime") in a business combination accounted for as a pooling of interests. Prime is a full service contractor who provides turnkey design and construction services for medical facilities primarily on the east coast of the United States. On December 27, 1995, the Company entered into an agreement with a related party to sell all of the common stock of Prime for $1,200,000.

In addition, the Company during 1995 purchased an imaging center located in Yonkers, New York (Empire State Imaging Associates, Inc.) ("Empire State"). The Company commenced operations during the second, third and fourth quarters of 1995 and the first quarter of 1996, respectively, at sites located in Passaic and Somerset, New Jersey, Amherst, New York and Morristown, New Jersey. Many of the fluctuations on the line items on the balance sheets and the statements of operations are directly attributable to the acquisition and start-up of these entities.

RESULTS OF OPERATIONS

For the six months ended June 30, 1996 as compared to the six months ended June 30, 1995:

Operating revenues for Modern Medical Modalities Corporation and subsidiaries aggregated approximately $4,637,000 in 1996 as compared to approximately $2,980,000 in 1995. The increase in revenue is directly attributable to an increase in the patient service revenue for the Company's various MRI sites in the amount of $1,614,000.

Operating expenses for 1996 aggregated approximately $4,072,000 as compared to $2,822,000 in 1995. This increase of approximately $1,250,000 is primarily the result of an increase in depreciation and amortization expense of approximately $296,000 resulting from the increase in fixed assets and the increase in the following:

Selling General and Administrative Expenses

This category of expenses has increased by approximately $885,000 when comparing 1996 to 1995. Approximate increases attributable to sites that were not in 1995 expenses or in 1995 for only a portion of the six months are as follows:

Empire State                 414,000    Payroll, Rent, Supplies, Office Expenses

Amherst                       96,000    Payroll, Rent, Office Expenses

Open MRI of Morristown       134,000    Payroll, Supplies, Office Expenses
                           ---------

          Total              644,000
                           =========

Expenses Associated with Marketing Revenue

Expenses associated with marketing revenues increased by approximately $130,000 when comparing 1996 and 1995. This increase is due to the additional employees and expenses related to the operation (travel, trade shows, etc.) needed by Medical Marketing & Management, Inc. to market the increased number of Company sites and increased number of marketing contracts with outside physician groups.

Interest Expense

Interest expense has increased by approximately $368,000 when comparing 1996 and 1995. This increase is attributable primarily to the financing of equipment at Empire State, MRI Imaging Center at PBI, Somerset Imaging Corporation, Amherst Medical Equipment Leasing Corporation, Open MRI of Morristown, as well as interest on the lines of credit with Summit Bank of New Jersey, Republic National Bank, and financing with DVI Business Credit.

For the three months ended June 30, 1996 as compared to the three months ended June 30, 1995:

Operating revenues for Modern Medical Modalities Corporation and subsidiaries aggregated approximately $2,508,000 in 1996 as compared to approximately $1,833,000 in 1995. The increase in revenue is directly attributable to an increase in the patient service revenue for the Company's various MRI sites in the amount of $669,000.

Operating expenses for 1996 aggregated approximately $2,264,000 as compared to $1,559,000 in 1995. This increase of approximately $705,000 is primarily the result of an increase in depreciation and amortization expense of approximately $112,000 resulting from the increase in fixed assets and the increase in the following:

Selling General and Administrative Expenses

This category of expenses has increased by approximately $536,000 when comparing 1996 to 1995. Approximate increases attributable to sites that were not in 1995 expenses are as follows:

Empire State               $  255,000   Payroll, Rent, Supplies, Office Expenses

Amherst                        35,000   Payroll, Rent, Office Expenses

Open MRI of Morristown        115,000   Payroll, Supplies, Office Expenses
                           ----------

          Total            $  405,000
                           ==========

Expenses Associated with Marketing Revenue

Expenses associated with marketing revenues increased by approximately $87,000 when comparing 1996 and 1995. This increase is due to the additional employees and expenses related to the operation (travel, trade shows, etc.) needed by Medical Marketing & Management, Inc. to market the increased number of Company sites and increased number of marketing contracts with outside physician groups.

Interest Expense

Interest expense has increased by approximately $187,000 when comparing 1996 and 1995. This increase is attributable primarily to the financing of equipment at Empire State, MRI Imaging Center at PBI, Somerset Imaging Corporation, Amherst Medical Equipment Leasing Corporation, Open MRI of Morristown, as well as interest on the lines of credit with Summit Bank of New Jersey, Republic National Bank and financing with DVI Business Credit.

Liquidity and Capital Resources

The Company has a commitment from the minority-owned joint venturer in Doctors Imaging Associates, Joint Venture, to provide up to $250,000 from time to time, for working capital purposes, as the Company deems necessary. Advances from this joint venturer totaled $216,975 as of June 30, 1996 and $225,717 as of December 31, 1995.

The Company has a working capital deficit of $2,116 at June 30, 1996 as compared to a working capital surplus of $646,004 at December 31, 1995. This decrease is primarily attributable to the $358,000 of accounts receivable from Prime which has been charged against additional paid-in capital and start-up costs for the new sites which commenced operations in 1996.

                                                                 continued . . .

During 1995, the Company secured a line of credit with Summit Bank of New Jersey ("Summit Bank") in the amount of $600,000. Under the terms of the agreement, the rate on the line is at the prevailing prime rate. To secure the line, the Company opened a certificate of deposit at Summit Bank.

In April 1996, the Company obtained a $100,000 line of credit with Republic National Bank for the Empire State location. The rate on the line is prime plus one percent.

In March 1996, the Company entered into an agreement with DVI Business Credit to finance up to $750,000 of the accounts receivable balances at three of its subsidiaries. Advances bear interest at the prime rate plus four percent. At June 30, 1996, the total outstanding advances is $595,412.

These are the only trends, commitments, events and/or material uncertainties known to the Company.

The Company reassigned $10,000 of a deposit with Picker International, for the Open MRI of Morristown site, which commenced operations in February 1996.

Additionally, the Company has purchased from Advance Healthcare Resources Inc. the rights to a Varian linear accelerator for $20,000. The accelerator, which is manufactured by Varian, Inc. is not subject to newly enacted New Jersey laws requiring a Certificate of Need (CON) for the installation of such equipment.

In November 1994, the Company, pursuant to a written Agreement, acquired Prime Contracting Corp. ("Prime") of Union, New Jersey in a business combination accounted for as a pooling of interests. The Company purchased all of the issued and outstanding shares of Prime's common stock in exchange for 112,457 shares of the Company's common stock. Prime became a subsidiary of the Company, effective as of November 1, 1994. Prime is a full service contractor that has provided turnkey design and construction services. Prime builds free standing structures and renovates existing facilities with an emphasis in room renovations for hospitals and private medical facilities.

On December 27, 1995, the Company entered into an agreement, as modified in March 1996, with a related party to sell all of the common stock of Prime for $1,200,000 payable as follows: $100,000 upon execution, $100,000 at closing and a promissory note bearing interest at prime plus one percent. The note is payable in two installments, $600,000 on October 27, 1997 and $400,000 on April 27, 1998. If Prime's gross annual revenue for the calendar year 1996 falls below $3,000,000, then the final payment of $400,000 shall be forfeited.

The Company recorded an increase of $987,554, in December 1995, to shareholders' equity which represents the excess of the sale price over the net assets of Prime. In conjunction with the modified agreement in March 1996, the Company's accounts receivable due from Prime of approximately $358,000 has been charged against additional paid-in capital.

In April 1995, the Company formed a New York corporation, Empire State Imaging Associates, Inc. ("Empire State"). On April 28, 1995, Empire State, which is 100% owned by the Company, purchased for $750,000 in cash and $200,000 of the Company's stock, assets and certain liabilities of Central Imaging Associates, Limited Partnership ("Central Imaging"), an entity that leases MRI, CT and various diagnostic imaging equipment. Empire State will provide space, equipment (MRI, CT, Mammography, Ultrasound and Diagnostic Imaging) and nonprofessional services, including management and billing and collection functions to Central Imaging located in Yonkers, New York.

Empire State, has entered into a Loan and Security Agreement ("Loan Lease") with a non-affiliated party, DVI Financial Services, Inc., dated May 5, 1995, which provides for the purchase of MRI, CT and diagnostic imaging equipment payable over a 60 month term with payments each of $61,350 (the "Basic Rent"), which is being charged as an expense of the business. This equipment is located in Yonkers, New York.

                                                                 continued . . .

In April 1995, Amherst Medical Equipment Leasing Corporation, a wholly-owned subsidiary, of the Company, was formed. The site, located in Amherst New York, commenced operations in January 1996.

In June 1995, the MRI at the Passaic site began operation. The site is a joint venture between Passaic Beth Israel Hospital and the Company.

In February 1996, Open MRI of Morristown (Open MRI), a majority owned Joint venture, commenced operations. The site, located in Morristown, New Jersey, is a joint venture between a large medical group and Open MRI.

In July 1996, the Company, through its wholly-owned subsidiary West Paterson Medical Equipment Leasing Corporation ("WPMEL"), entered into a lease and management services agreement with Advanced Imaging & Radiology Associates, P.A. ("M.D."). The agreement provides that WPMEL will lease office space, fixtures and equipment and will provide management services to M.D. over an initial term of five years with a five year renewal option. The site, located in West Paterson, N.J., is a medical practice specializing in diagnostic imaging.

In July 1996, the Company, through its wholly-owned subsidiary Ohio Medical Equipment Leasing Corporation ("OME"), entered into a purchase and consulting agreement with Medical Advances, Inc. ("Medical") to acquire an interest as a general (managing) partner of Sylvania Diagnostics, an Ohio Limited Partnership ("Sylvania") for one dollar. The interest acquired represents 50.2% of the total units outstanding. Sylvania is a diagnostic imaging center located in Sylvania, Ohio.

The Company also entered into an agreement with DVI which provides for $135,000 of working capital advances which are only to be used for operating Sylvania. If the Company determines that operating Sylvania is not profitable, DVI will purchase either Sylvania or OME for one dollar.

Valuation of Accounts Receivable

The Company values its uncollected accounts receivable as part of its determination of profit. The Company constantly reviews the accounts receivable valuation. The continuing monthly review, gathering of additional information, as well as changing reimbursement rates, may cause adjustments to the accounts receivable valuation.

Healthcare System

The healthcare system is in a state of change and will continue so for the next several years. Small medical group practices are referring patients to free standing centers as an alternative to costly hospital care. The cost of this medical equipment and the patient volume needed to justify the expenditure is not practical for individual and small group practices. Providing MRI and CT scans for these physicians in these free standing centers offers an attractive method to protect eroding income, offer state-of-the-art technology and maintain patient loyalty.

Legislation

Legislation has been passed in some states that will restrict the physicians in joining joint ventures such as those of the Company. In New Jersey, any site already in existence has been excluded from this legislation.
This legislation was enacted in July 1991.

Federal guidelines also known as "Safe Harbor" guidelines have been established that will limit physicians to the number of Medicare patients they can refer to an outpatient facility in which they have a financial interest.


A commission has been appointed by the Federal government to review the delivery of healthcare on a national level. Although many alternatives have been discussed, it is impossible to determine at this time what changes will be enacted or the affect on the Company's business.

                                                                 continued . . .

In order to curb the potential for fraud and abuse under the Medicare and Medicaid programs, Congress has enacted certain laws (the Anti-Kickback Laws") prohibiting the payment or receipt of any remuneration in return for the referral of patients to a healthcare provider for the furnishing of medical services of equipment, the payment for which may be made in whole or in part by the Medicare or Medicaid programs. It should be noted that the Anti-Kickback Laws apply to both sides of the referral relationship: the provider making the referral and the provider receiving the referral.

Violation of the Anti-Kickback Laws is a criminal felony punishable by fines of up to $25,000 and/or up to five years imprisonment for each violation. Federal law also permits the Department of Health and Human Services ("HHS") to assess civil fines against violators of the Anti-Kickback Laws and to exclude them from participation in the Medicare and Medicaid programs. These civil sanctions can be imposed in proceedings that do not involve the same procedural requirements and standards of proof as would be required in a criminal trial. Even though the Joint Ventures have physician investors, the Anti-Kickback laws will not have an effect on the Company's operations because the Company does not bill Medicare and Medicaid for medical services as it only leases equipment.

HHS has proposed regulations specifying "safe harbors" for various payment practices between healthcare providers and their referral sources. If a payment practice were to come within the safe harbor, it would not be treated as an illegal Medicare/Medicaid kickback which is a ground for exclusion from the Medicare/Medicaid programs. While failure to fall within a safe harbor does not mean that the practice is illegal, HHS had indicated that it may give such arrangements closer scrutiny. In their present proposed form, no safe harbor would cover an investment interest in the Company. It is likely that this bill will be reintroduced in future sessions. The Company cannot predict whether these regulatory or statutory provisions will be enacted by federal or state authorities which would prohibit or otherwise regulate referrals by physicians to the Company thereby having a material adverse effect on the Company's operations.

The "Stark Bill" extends the prohibition against physician self-referral, which had previously been applicable only to clinical\laboratory services, to several additional services, but also sets forth several exceptions to the ban, which the following outlines: In general, the Bill provides that a physician with an ownership or investment interest in or a compensation agreement with an entity is prohibited from making referrals to that entity for the furnishing of designated health services for which Medicare payment would otherwise be made. Designated health services under the Bill include (1) clinical laboratory services; (2) physical therapy services; (3) occupational therapy services; (4) radiology or other diagnostic services; (5) radiology therapy services; (6) the furnishing of durable medical equipment; (7) parental and enteral nutrients, equipment and supplies; (8) prosthetics, orthotics and prosthetic devices (9) home health services; (10) outpatient prescription drugs; and (11) inpatient and outpatient hospital services. This bill is effective for referrals made on or after January 1,1992, for clinical laboratory services; and effective for referrals made after December 31, 1994, in the case of other designated health services. While this bill has not affected the Company at this time, it may have an adverse effect limiting Medicare and Medicaid referrals by physicians who are investors in the Joint Venture.

In 1991, New Jersey enacted the Health Care Cost Reduction Act, or so-called "Codey Bill", (N.J.S.A. 45: 9- 22.4 et seq.) which provided in part that a medical practitioner shall not refer a patient, or direct one of its employees to refer a patient, to a health care service in which the practitioner and/or the practitioner's immediate family had any beneficial interest. The bill specifically provided that for beneficial interests which were created prior to the effective date of the Act, July 31, 1991, the practitioner could continue to refer patients, or direct an employee to do so, if the practitioner disclosed such interest to his patients. The disclosure must take the form of a sign posted in a conspicuous place in the practitioner's office informing the patients of such interest and stating that a listing of alternative health care service providers could be found in the telephone directory. All physicians who refer to the Company's sites in New Jersey and also have a financial interest in those sites have a sign posted as mandated by the law.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not applicable.

Item 2.  CHANGES IN SECURITIES

         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:
                  II.    See notes to interim consolidated financial statements,
                         Note 2, regarding computation of per share earnings.

                  II.I   Computation of per share earnings

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the quarterly period ended June 30, 1996.

                                    CONFORMED


Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Modern Medical Modalities Corporation
                                           (Registrant)



Date:  August 12, 1996                     /s/Patrick O'Connor
                                           -------------------------------------
                                           Patrick O'Connor
                                           Acting President




Date:  August 12, 1996                     /s/Gregory Maccia
                                           -------------------------------------
                                           Gregory Maccia
                                           Vice President and Secretary




Date:  August 12, 1996                     /s/Jan Goldberg
                                           -------------------------------------
                                           Jan Goldberg
                                           Vice President and Treasurer