Form 10-Q
period 1996-09-30
MODERN MEDICAL MODALITIES CORP
filed 1996-12-18
CIK 902635

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) Quarterly Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                              For the Quarter Ended

                               September 30, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to __________________

                             Commission File number

                                     0-23416
                                     -------

                      Modern Medical Modalities Corporation
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

         New Jersey                                     # 22-3059258
-------------------------------                    -----------------------
(state or other jurisdiction of                    (I.R.S. Employer I.D.#)
 incorporation or organization)

            2509 Park Avenue, Suite 1A, South Plainfield, N.J. 07080
--------------------------------------------------------------------------------
               (address of principal executive offices) (zip code)

                                 (908) 755-2525
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock - Par Value $.0001                        3,168,292
-------------------------------                   ---------------------
           Class                                  Outstanding Shares At
                                                    November 9, 1996

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                            PAGE

Part I.  Financial Information

  Item 1 - Financial Statements

           Consolidated Balance Sheets as of September 30, 1996
           (unaudited) and December 31, 1995                              3 - 4

           Consolidated Statements of Operations for the Three and
           Nine Months Ended September 30, 1996 and 1995 (unaudited)      5 - 6

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1996 and 1995 (unaudited)                  7 - 8

           Notes to Interim Consolidated Financial Statements
           (unaudited)                                                    9 - 14

  Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         15 - 20

Part II. Other Information                                                  21

  Item 1 - Legal Proceedings

  Item 2 - Changes in Securities

  Item 3 - Defaults upon Senior Securities

  Item 4 - Submission of Matters to a Vote of Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

Signatures                                                                  22

Exhibit 11.1

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                     September 30,  December 31,
                                                         1996          1995
                                                         ----          ----
                                                     (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents                            $   609,646   $   984,326
  Accounts receivable (less contractual
    allowances of $2,523,705 and $1,556,114,
    respectively)                                        4,962,202     2,695,096
  Note receivable - affiliate                                 --         100,000
  Due from affiliates                                      277,615       243,556
  Prepaid expenses                                          90,979        77,294
                                                       -----------   -----------
      Total current assets                               5,940,442     4,100,272
                                                       -----------   -----------

Other assets
  Furniture, fixtures, equipment and leasehold
    improvements (net of accumulated
    depreciation and amortization of
    $4,859,877 and $2,569,209, respectively)            12,854,418    11,051,593
  Note receivable - affiliate                            1,000,000     1,000,000
  Deposits                                                 200,557       181,678
  Organization costs (net of accumulated
    amortization of $65,418 and $7,939,
    respectively)                                           66,503        40,928
  Intangibles (net of accumulated
    amortization of $14,777)                             1,162,654          --
  Investment in an unconsolidated joint venture            153,984       164,320
                                                       -----------   -----------
      Total other assets                                15,438,116    12,438,519
                                                       -----------   -----------

      TOTAL ASSETS                                     $21,378,558   $16,538,791
                                                       ===========   ===========

See Notes to Interim Consolidated Financial Statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Continued)

                                                     September 30,  December 31,
                                                         1996          1995
                                                         ----          ----
                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Lines of credit                                      $   644,750   $   496,750
  Current portion of long-term debt                      3,677,365     1,917,813
  Accounts payable                                       1,296,429       583,355
  Accrued expenses                                         604,524       347,180
  Due to affiliates                                         67,958       109,170
  Due to managing agent                                    208,000          --
                                                       -----------   -----------
      Total current liabilities                          6,499,026     3,454,268
                                                       -----------   -----------

Other liabilities
  Long-term debt, net of current portion                 9,600,169     7,843,911
  Deferred income taxes                                    542,687       531,669
  Due to joint venturers                                   309,442       225,717

  Deferred interest                                         35,970          --
                                                       -----------   -----------
      Total other liabilities                           10,488,268     8,601,297
                                                       -----------   -----------

      TOTAL LIABILITIES                                 16,987,294    12,055,565
                                                       -----------   -----------
Minority interest                                          384,849       155,690
                                                       -----------   -----------
Commitments and contingencies                                 --            --

Stockholders' equity
  Common stock, $0.0001 par value,
    5,000,000 shares authorized,
      3,168,292 shares issued and outstanding                  317           317
  Additional paid-in capital                             3,728,411     4,086,413
  Retained earnings                                        277,687       240,806
                                                       -----------   -----------
      TOTAL STOCKHOLDERS'
        EQUITY                                           4,006,415     4,327,536
                                                       -----------   -----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                           $21,378,558   $16,538,791
                                                       ===========   ===========

See Notes to Interim Consolidated Financial Statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months                Nine Months
                                               ended September 30,         ended September 30,
                                           -------------------------   -------------------------
                                               1996          1995          1996          1995
                                           -----------   -----------   -----------   -----------
                                                          (Restated)                  (Restated)
Operating income
   Net revenue from services               $ 3,034,508   $ 1,163,804   $ 7,204,887   $ 3,719,851
   Management fees                             137,414        47,670       356,512       262,079
   Marketing revenues                          161,895       185,878       409,722       395,310
                                           -----------   -----------   -----------   -----------
       Total operating income                3,333,817     1,397,352     7,971,121     4,377,240
                                           -----------   -----------   -----------   -----------
Operating expenses
   Selling, general and administrative
      expenses                               2,120,810       986,792     4,804,140     2,784,503
   Expenses associated with
      management fee income                     93,237       103,550       270,248       347,275
   Expenses associated with marketing
      revenues                                 161,202       126,483       540,722       375,597
   Bad debts                                     8,418        21,161        56,028        64,049
   Depreciation and amortization               465,635       216,617     1,250,180       705,354
                                           -----------   -----------   -----------   -----------
       Total operating expenses              2,849,302     1,454,603     6,921,318     4,276,778
                                           -----------   -----------   -----------   -----------
       Income (loss) from operations           484,515       (57,251)    1,049,803       100,462
                                           -----------   -----------   -----------   -----------
Other income and (expenses)
   Interest income                              15,903        16,352        36,332        56,139
   Interest expense                           (403,250)     (257,377)   (1,108,363)     (594,746)
   Miscellaneous income (expense)               32,922        (5,853)      264,876        17,646
   Income (loss) from a joint venture           18,548        (4,806)       61,858        44,235
   Minority interest                          (130,749)      (10,873)     (254,517)      (25,017)
                                           -----------   -----------   -----------   -----------
       Total other income (expenses)          (466,626)     (262,557)     (999,814)     (501,743)
                                           -----------   -----------   -----------   -----------
       Income (loss) from continuing
          operations before income taxes
         (benefit), and minority interest       17,889      (319,808)       49,989      (401,281)

Income taxes (benefit)                           4,303      (119,155)       13,108      (146,797)
                                           -----------   -----------   -----------   -----------
       INCOME (LOSS) FROM
          CONTINUING OPERATIONS                 13,586      (200,653)       36,881      (254,484)

Income (loss) from discontinued
   operations, net of income tax
   (benefit) of ($59,845) and $72,203),
   respectively                                   --         (95,968)         --        (115,338)
                                           -----------   -----------   -----------   -----------
       NET INCOME (LOSS)                   $    13,586   $  (296,621)  $    36,881   $  (369,822)
                                           ===========   ===========   ===========   ===========

See Notes to Interim Consolidated Financial Statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                            Three Months                 Nine Months
                                         ended September 30,          ended September 30,
                                         -------------------          -------------------
                                         1996          1995           1996           1995
                                         ----          ----           ----           ----
                                                    (Restated)                     (Restated)
Number of shares outstanding

   Primary                             3,168,292     3,134,174      3,168,292      3,134,174

   Fully diluted                       4,203,292     4,123,292      4,203,292      4,123,292

Stock to be issued                          --          80,000           --           80,000

Weighted average shares  outstanding

   Primary                             3,168,292     3,134,174      3,168,292      3,134,174

   Fully diluted                       4,203,292     4,169,174      4,203,292      4,169,174

Earnings per share - primary

   Income (loss) from
      continuing operations           $     --      $    (0.06)    $     0.01     $    (0.08)

   Income (loss) from
      discontinued operations               --           (0.03)          --            (0.04)
                                      ----------    ----------     ----------     ----------
       NET INCOME (LOSS)              $  - Nil -    $    (0.09)    $     0.01     $    (0.12)
                                      ==========    ==========     ==========     ==========

Earnings per share - fully diluted

   Income (loss) from
      continuing operations           $     --                      $    0.01

   Income (loss) from
      discontinued operations               --                         --
                                      ----------                   ----------
       NET INCOME (LOSS)              $  - Nil -                    $   0.01
                                      ==========                   ==========

See Notes to Interim Consolidated Financial Statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine Months
                                                                     ended September  30,
                                                                     1996          1995
                                                                     ----          ----
                                                                                (Restated)
Cash flows from operating activities
   Net income (loss)                                             $    36,881   $  (369,822)
   Adjustments to reconcile net income (loss) to net cash
      provided by(used in) operating activities
      Depreciation and amortization                                1,250,180       705,354
      Contractual allowances                                       1,585,289       316,864
      Bad debts                                                       56,028        64,049
      Income from an unconsolidated joint venture                    (61,858)      (44,235)
      Minority interest                                              254,517        25,017
      Deferred income taxes                                           11,018      (146,797)
      Increase  (decrease) in cash attributable to changes in
         operating assets and liabilities
         Accounts receivable                                      (3,962,017)   (1,253,692)
         Management fee receivable                                      --        (171,013)
         Due from affiliate                                          (34,059)     (349,916)
         Other receivable                                               --          25,397
         Prepaid expenses                                             (7,818)     (120,292)
         Due to affiliate                                            (41,214)         --
         Accounts payable                                            539,903       242,203
         Accrued expenses                                            175,740        18,008
         Income taxes payable                                           --            (250)
                                                                 -----------   -----------
             Net cash used in operating activities                  (197,410)   (1,059,125)
                                                                 -----------   -----------

Cash flows from investing activities
   Payments for acquisition of furniture, fixtures,
      equipment and leasehold improvements                        (1,171,467)     (524,153)

   Purchase of short-term investments                                   --        (610,410)
   Note receivable - affiliate                                       100,000          --
   Deposits                                                          (17,008)      343,306
   Distributions from a joint venture                                 72,194        85,797
   Net assets of discontinued subsidiary                                --         115,338
   Purchase of Sylvania Diagnostics - net of cash acquired             3,710          --
                                                                 -----------   -----------
             Net cash used in investing activities                (1,012,571)     (590,122)
                                                                 -----------   -----------

Cash flows from financing activities
   Minority interest                                                 (25,358)      (18,057)
   Lines of credit                                                   148,000       306,750
   Affiliate advances                                                   --         (15,034)
   Proceeds from long-term debt                                    2,111,238          --
   Due to joint ventures                                              83,725          --
   Due to/from managing agent                                        208,000       460,031
   Payments on capitalized lease obligations and long-term debt   (1,726,274)     (724,647)
   Deferred interest                                                  35,970          --
                                                                 -----------   -----------
             Net cash provided by financing activities               835,301         9,043
                                                                 -----------   -----------
Net decrease in cash and cash equivalents                           (374,680)   (1,640,204)

Cash and cash equivalents at beginning of period                     984,326     2,006,836
                                                                 -----------   -----------
Cash and cash equivalents at end of period
                                                                 $   609,646   $   366,632
                                                                 ===========   ===========

See Notes to Interim Consolidated Financial Statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                                                              Nine Months
                                                                          ended September 30,
                                                                      --------------------------
                                                                          1996          1995
                                                                          ----          ----
                                                                                     (Restated)
Supplemental disclosures of cash flow information

   Cash paid during the period
      Interest                                                        $   900,251   $   594,746
      Income taxes                                                    $     1,847   $        25

   Non-cash transactions
      Capital lease obligation in connection with the acquisition of certain assets and the assumption of certain liabilities
         of Central Imaging Partners, Limited Partnership             $      --     $ 2,637,088

      Common stock to be issued in connection with acquisition of
         assets of Central Imaging Partners, Limited Partnership      $      --     $   200,000

      Capital lease obligation in connection with the
         construction of MRI Imaging Center at Passaic
         Beth Israel and the acquisition of medical equipment         $      --     $ 2,006,860

      Capital lease obligation in connection with the construction    $      --
         and delivery of medical equipment at the Somerset                          $   828,078
         Imaging Project

      Capital lease obligation in connection with acquisition
         of medical equipment for Open MRI of Morristown              $ 1,149,711   $      --

      Capital lease obligation in connection with refinancing
         of medical equipment and leasehold improvements at
         the Sylvania Diagnostics Project                             $ 2,127,366   $      --

      Accounts receivable due from Prime Contracting Corp.            $      --
         charged against additional paid-in capital                   $   358,002

The Company purchased 50.2% of the outstanding units in
Sylvania Diagnostics, L.P. In conjunction with the
acquisition, liabilities were assumed as follows:
Assets acquired                                                       $ 2,208,191   $      --
Intangibles                                                             1,177,431          --
Cash paid                                                                      (1)         --
                                                                      -----------   -----------
Liabilities assumed                                                   $ 3,385,621   $      --
                                                                      ===========   ===========

See Notes to Interim Consolidated Financial Statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                         September 30, 1996 (Unaudited)

1     Organization and Basis of Presentation

      Modern Medical Modalities Corporation (the "Company") was incorporated in the State of New Jersey on December 6, 1989. The Company provides high technology medical equipment and management services to hospitals and physicians.

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing & Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., Medi Corp, USA, South Jersey Medical Equipment Leasing Corporation, Empire State Imaging Associates, Inc., Detex Medical Services, Inc., Amherst Medical Equipment Leasing Corporation, West Paterson Equipment Leasing Corporation and Ohio Medical Equipment Leasing Corporation and its majority owned joint ventures, Plainfield MRI Associates, Joint Venture, MRI Imaging Center at PBI, Open MRI of Morristown, Inc., Sylvania Diagnostics L.P. and Doctors Imaging Associates, Joint Venture. The Company has an 84%, 75%, 72%, 50.2% and 50% interest, respectively, in the joint ventures, by contract manages the joint ventures and has unilateral control. Investment in an unconsolidated joint venture, Union Imaging Associates, Joint Venture, in which the Company has a 10% interest and significant influence, is accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The consolidated balance sheet as of September 30, 1996 and the consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995 have been prepared by the Company without audit.

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

      Included in intangible assets is goodwill related to the acquisition of Sylvania Diagnostics. Goodwill is amortized over 10 years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable (see Note 8).

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

      The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

                                                                    continued...

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                         September 30, 1996 (Unaudited)

1     Organization and Basis of Presentation (Continued)

      Certain items in the 1995 financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on the financial position, net income (loss) or changes in stockholders' equity for the periods presented.

2     Earnings Per Share

      Earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalent shares outstanding during each period. Earnings per share - fully diluted for the three and nine months ended September 30, 1996 is not presented in the consolidated statements of operations since it is anti-dilutive.

3     Acquisitions and Disposal of Subsidiary

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

      Restatement

      The financial statements as of and for the nine and three months ended September 30, 1995 had previously treated the acquisition under the purchase method. The financial statements have been restated to correct this error. The effect of the restatement was to decrease the net loss by approximately $5,500 and $1,800, respectively, for the nine and three months ended September 30, 1995.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                         September 30, 1996 (Unaudited)

4     Property and Equipment, Net

      Property and equipment consisted of the following at September 30, 1996 (unaudited) and December 31, 1995:

                                                      September 30, December 31,
                                                          1996          1995
                                                       -----------   -----------
                                                       (unaudited)

Medical equipment                                      $15,612,902   $12,047,375
Buildings                                                  358,066       310,860
Furniture and fixtures                                     113,168       100,956
Automobiles                                                 22,860        22,860
Leasehold improvements                                   1,607,299     1,138,751
                                                       -----------   -----------
   Total                                                17,714,295    13,620,802
Less: Accumulated depreciation and amortization          4,859,877     2,569,209
                                                       -----------   -----------
   Property and equipment, net                         $12,854,418   $11,051,593
                                                       ===========   ===========

5     Investment in an Unconsolidated Joint Venture

      Summarized financial information of the unconsolidated joint venture, Union Imaging Associates, Joint Venture, in which the Company has a 10% minority interest is as follows:

                              Total       Long-Term       Total         Total
                              Assets        Debt       Liabilities     Capital
                            ----------    ----------    ----------    ----------
September 30, 1996
(unaudited)                 $5,311,536    $2,453,012    $3,757,646    $1,553,890

December 31, 1995            3,251,821     1,550,917     1,679,846     1,571,975

                                                                         (10%)
                                            Gross          Net        Allocation
                                           Revenues       Income      of Income
                                          ----------    ----------    ----------
Nine months ended
  September 30, 1996 (unaudited)          $3,541,465    $  618,582    $   61,858

Year ended December 31, 1995               3,127,608       543,317        54,332

      The Joint Venture entered into an agreement with DVI Financial Services, Inc. ("DVI") to provide financing of a new Outlook Whole Body MRI System ("Outlook MRI) from Picker International Picker") which was accepted for delivery during June 1996. The aggregate amount financed for the Outlook MRI and related leasehold improvements was $1,049,289 and is payable over 60 months with monthly payments of $10,000 for the first three months and $23,403 for the next 57 months.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                         September 30, 1996 (Unaudited)

6     Lines of Credit

      In April 1995, the Company secured a one year line of credit with Summit Bank of New Jersey for $600,000 at the bank's prime rate for commercial borrowers. The line was renewed for an additional year in April 1996. As of September 30, 1996, the amount of the liability under the line of credit was $599,750. The line of credit is secured by a certificate of deposit in the amount of $600,000.

      In April 1996, the Company obtained an unsecured line of credit with Republic National Bank for $100,000 at the bank's prime rate for commercial borrowers plus one percent. As of September 30, 1996, the amount of liability under the line of credit was $45,000.

7     Long Term Debt

      Long-term debt at September 30, 1996 (unaudited) and December 31, 1995 consists of the following:

                                                  September 30,     December 31,
                                                       1996            1995
                                                   -----------       -----------
                                                   (unaudited)
      Construction financing                       $      --         $   290,332
      Accounts receivable financing                    923,452              --
      Capital lease obligations                     12,354,082         9,471,392
                                                   -----------       -----------
          Total                                     13,277,534         9,761,724
      Less:  Amounts due in one year                 3,677,365         1,917,813
                                                   -----------       -----------
          Total long-term debt                     $ 9,600,169       $ 7,843,911
                                                   ===========       ===========

      Site Financing - Open MRI of Morristown

      In October 1995, the Company entered into a joint venture agreement with RMC Consulting, Inc. and two individuals to develop a MRI facility located in Morristown, New Jersey. In December 1995, Open MRI of Morristown, Inc. (Open MRI), a majority owned joint venture was formed. Open MRI accepted delivery of a new Outlook MRI from Picker and opened in February 1996. The Company entered into an agreement with DVI Financial Services, Inc. (DVI) to provide permanent financing aggregating $1,187,786 on this new site. This amount is payable over 63 months at monthly payments of $11,158 for the first three months and $25,598 per month for the next 60 months.

                                                                    continued...

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                         September 30, 1996 (Unaudited)

7.    Long Term Debt (Continued)

      Site  Financing - Sylvania Diagnostics

      In August 1996, Sylvania Diagnostics (a majority owned joint venture) entered into an agreement with DVI to refinance equipment and related leasehold improvements in the aggregate amount of $2,127,366. The amount is payable in 64 monthly installments commencing in March 1997 of $20,000 for the first four months and $44,968 over the remaining 60 months. At September 30, 1996, the Company has recorded $35,970 of deferred interest relating to these loans.

      Capital Lease Obligations

      Capital lease obligations are collateralized by property and equipment having an approximate original cost of $15,758,000 and an approximate net book value of $11,819,000 at September 30, 1996.

      Accounts Receivable Financing

      The Company has entered into an agreement with an affiliated company to finance its receivable from one of the Company's joint ventures. Advances bear interest at the prime rate plus five percent. Management is of the opinion that the terms of this agreement are comparable to those which would be available from other sources. At September 30, 1996, the amount outstanding under this agreement totalled $48,215.

      The Company has entered into two separate agreements with DVI Business Credit to finance up to $1,500,000 of the accounts receivable balances from two of the Company's subsidiaries and one of the its joint ventures and $1,000,000 of the accounts receivable balance from the Company's unconsolidated joint venture. The agreements extend to March and June 1998, respectively, with consecutive one year renewal terms. The agreements are non-cancelable, except in the event of a default by the Company. At September 30, 1996, the amounts financed under these agreements totalled $923,452 and $994,101, respectively, with interest payable monthly at the prime rate plus four percent.

8     New Sites

      West Paterson Medical Equipment Leasing Corporation

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

                                                                    continued...

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                         September 30, 1996 (Unaudited)

8     New Sites (Continued)

      Ohio Medical Equipment Leasing Corporation/Sylvania Diagnostics

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

      As a result of this acquisition, the Company has recorded the difference between the acquisition price of one dollar and the allocated percentage of the cumulative deficit as goodwill and the cumulative allocated losses in excess of basis of the limited partners of Sylvania as an intangible asset as of July 1, 1996, the date of acquisition. All subsequent losses are allocated to the Company with future income first applied to the losses and the remainder against the intangible asset until it is fully recovered.

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

In 1994, Modern Medical Modalities Corporation (the "Company") started Medical Marketing ^ Management, Inc. which markets the sites of the Company, and sites for other physician groups and hospitals. In November 1994, the Company acquired Prime Contracting Corp. ("Prime") in a business combination accounted for as a pooling of interests. Prime is a full service contractor who provides turnkey design and construction services for medical facilities primarily on the east coast of the United States. On December 27, 1995, the Company entered into an agreement with a related party to sell all of the common stock of Prime for $1,200,000.

In 1995, the Company purchased Empire State Imaging Associates, Inc. ("Empire State"). The Company commenced operations during the second, third and fourth quarters of 1995 and the first quarter of 1996, respectively, at sites located in Passaic and Somerset, New Jersey, Amherst, New York and Morristown, New Jersey. During the third quarter of 1996 the Company, through its wholly owned subsidiary West Paterson Medical Equipment Leasing Corp. ("WPMEL") entered into a lease and management services agreement at a site specializing in diagnostic imaging located in West Paterson, New Jersey. In addition, the Company through its wholly-owned subsidiary Ohio Medical Equipment Leasing Corporation ("OME") entered into a purchase and consulting agreement to acquire a 50.2% interest as a general (managing) partner of a diagnostic imaging center located in Sylvania, Ohio. Many of the fluctuations on the line items on the balance sheets and the statements of operations are directly attributable to the acquisition and start-up of these entities.

RESULTS OF OPERATIONS

For the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995:

Operating revenues for Modern Medical Modalities Corporation and subsidiaries aggregated approximately $7,971,000 in 1996 as compared to approximately $4,377,000 in 1995. The increase in revenue is directly attributable to an increase in the patient service revenue for the Company's various MRI sites in the amount of $3,485,000.

Operating expenses for 1996 aggregated approximately $6,921,000 as compared to $4,277,000 in 1995. This increase of approximately $2,644,000 is primarily the result of an increase in depreciation and amortization expense of approximately $545,000 resulting from the increase in fixed assets and the increase in the following:

Selling General and Administrative Expenses

This category of expenses has increased by approximately $2,019,000 when comparing 1996 to 1995. Approximate increases attributable to sites that were not in 1995 expenses or in 1995 for only a portion of the nine months are as follows:

Empire State               $  154,000   Payroll, Rent, Supplies, Office Expenses

WPMEL                          72,000   Payroll, Rent, Supplies, Office Expenses

Amherst                       157,000   Payroll, Rent, Office Expenses

OME                           199,000   Payroll, Rent, Supplies, Office Expenses

Open MRI of Morristown        281,000   Payroll, Rent, Office Expenses

MRI Imaging Center @ PBI      528,000   Payroll, Rent, Supplies, Office Expenses

Somerset Imaging Corp.        191,000   Payroll, Rent, Supplies, Office Expenses
                           ----------
          Total            $1,582,000
                           ==========

Expenses Associated with Marketing Revenue

Expenses associated with marketing revenues increased by approximately $165,000 when comparing 1996 and 1995. This increase is due to the additional employees and expenses related to the operation (travel, trade shows, etc.) needed by Medical Marketing & Management, Inc. to market the increased numb r of Company sites and increased number of marketing contracts with outside physician groups.

Interest Expense

Interest expense has increased by approximately $513,000 when comparing 1996 and 1995. This increase is attributable primarily to the financing of equipment at Empire State, MRI Imaging Center at PBI, Somerset Imaging Corporation, Amherst Medical Equipment Leasing Corporation, Open MRI of Morristown, as well as interest on the lines of credit with Summit Bank of New Jersey, Republic National Bank, and financing with DVI Business Credit.

For the three months ended September 30, 1996 as compared to the three months ended September 30, 1995:

Operating revenues for Modern Medical Modalities Corporation and subsidiaries aggregated approximately $3,334,000 in 1996 as compared to approximately $1,397,000 in 1995. The increase in revenue is directly attributable to an increase in the patient service revenue for the Company's various MRI sites in the amount of $1,871,000.

Operating expenses for 1996 aggregated approximately $2,849,000 as compared to $1,455,000 in 1995. This increase of approximately $1,394,000 is primarily the result of an increase in depreciation and amortization expense of approximately $249,000 resulting from the increase in fixed assets and the increase in the following:

Selling General and Administrative Expenses

This category of expenses has increased by approximately $1,134,000 when comparing 1996 to 1995. Approximate increases attributable to sites that were not in 1995 expenses are as follows:

WPMEL                        72,000     Payroll, Rent, Supplies, Office Expenses

Amherst                      64,000     Payroll, Rent, Office Expenses

OME                         199,000     Payroll, Rent, Supplies, Office Expenses

Open MRI of Morristown      146,000     Payroll, Supplies, Office Expenses

MRI Imaging Center @ PBI    172,000     Payroll, Rent, Supplies, Office Expenses

Somerset Imaging Corp.       86,000     Payroll, Rent, Supplies, Office Expenses
                           --------
          Total            $739,000
                           ========

Expenses Associated with Marketing Revenue

Expenses associated with marketing revenues increased by approximately $35,000 when compari g 1996 and 1995. This increase is due to the additional employees and expenses related to the operation (travel, trade shows, etc.) needed by Medical Marketing & Management, Inc. to market the increased number of Company sites and increased number of marketing contracts with outside physician groups.

Interest Expense

Interest expense has increased by approximately $146,000 when comparing 1996 and 1995. This increase is attributable primarily to the financing of equipment at Empire State, MRI Imaging Center at PBI, Somerset Imaging Corporation, Amherst Medical Equipment Leasing Corporation, Open MRI of Morristown, as well as interest on the lines of credit with Summit Bank of New Jersey, Republic National Bank and financing with DVI Business Credit.

Liquidity and Capital Resources

The Company has a commitment from the minority-owned joint venturer in Doctors Imaging Associates, Joint Venture, to provide up to $250,000 from time to time, for working capital purposes, as the Company deems necessary. Advances from this joint venturer totaled $216,974 as of September 30, 1996 and $225,717 as of December 31, 1995.

The Company has a working capital deficit of $558,584 at September 30, 1996 as compared to a working capital surplus of $646,004 at December 31, 1995. This decrease is primarily attributable to the $358,000 of accounts receivable from Prime which has been charged against additional paid-in capital and start-up costs for the new sites which commenced operations in 1996.

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

In March 1996, the Company entered into an agreement with DVI Business Credit to finance up to $1,500,000 of the accounts receivable balances from two of the Company's subsidiaries and one of its joint ventures. Advances bear interest at the prime rate plus four percent. At September 30, 1996, the total outstanding advances is $923,452.

                                                                    continued...

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

                                                                    continued...

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

                                                                    continued...

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

In 1991, New Jersey enacted the Health Care Cost Reduction Act, or so-called "Codey Bill", (N.J.S.A. 45: 9-22.4 et seq.) which provided in part that a medical practitioner shall not refer a patient, or direct one of its employees to refer a patient, to a health care service in which the practitioner and/or the practitioner's immediate family had any beneficial interest. The bill specifically provided that for beneficial interests which were created prior to the effective date of the Act, July 31, 1991, the practitioner could continue to refer patients, or direct an employee to do so, if the practitioner disclosed such interest to his patients. The disclosure must take the form of a sign posted in a conspicuous place in the practitioner's office informing the patients of such interest and stating that a listing of alternative health care service providers could be found in the telephone directory. All physicians who refer to the Company's sites in New Jersey and also have a financial interest in those sites have a sign posted as mandated by the law.

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

             II.I  Computation of per share earnings

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the quarterly period ended September 30, 1996.

                                    CONFORMED

      Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Modern Medical Modalities Corporation
                                           (Registrant)


Date:  December 18, 1996                   /s/Patrick O'Connor
                                           ---------------------------------
                                           Patrick O'Connor
                                           Acting President


Date:  December 18, 1996                   /s/Gregory Maccia
                                           ---------------------------------
                                           Gregory Maccia
                                           Vice President and Secretary


Date:  December 18, 1996                   /s/Jan Goldberg
                                           ---------------------------------
                                           Jan Goldberg
                                           Vice President and Treasurer