Form 10-Q/A
period 1996-06-30
MODERN MEDICAL MODALITIES CORP
filed 1996-12-20
CIK 902635

                                     FORM 10-Q/A

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

For the transition period from                     to
                              -------------------    --------------------

                                Commission File number

                                       0-23416

                        MODERN MEDICAL MODALITIES CORPORATION
                        -------------------------------------
                (exact name of registrant as specified in its charter)

          NEW JERSEY                               # 22-3059258
-------------------------------            --------------------------
(state or other jurisdiction of             (I.R.S. Employer I.D.#)
 incorporation or organization)

              95 MADISON AVENUE, SUITE 301 MORRISTOWN, N.J.  07960
------------------------------------------------------------------------------
            (address of principal executive offices)   (zip code)

                                 (201) 538-9955
------------------------------------------------------------------------------
              Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X         No
                                             -----------      ----------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

COMMON STOCK - PAR VALUE $.0001                            3,168,292
-------------------------------                  -------------------------
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

    Item 1 -  Legal Proceedings

    Item 2 -  Changes in Securities

    Item 3 -  Defaults upon Senior Securities

    Item 4 -  Submission of Matters to a Vote of Security Holders

    Item 5 -  Other Information

    Item 6 -  Exhibits and Reports on Form 8-K

SIGNATURES                                                                 20

EXHIBIT 11.1                                                               21

EXHIBIT 27.1                                                               22

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





New York, New York
August 2, 1996

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS




                                                     JUNE 30,      DECEMBER 31,
                                                       1996            1995
                                                       ----            ----
                                                   (UNAUDITED)

ASSETS

Current assets
   Cash and cash equivalents                        $  618,810     $  984,326
   Accounts receivable (less contractual
      allowances of $2,101,620 and $1,556,114,
      respectively)                                  3,920,821      2,695,096
   Note receivable - affiliate                           -            100,000
   Due from affiliate                                  202,947        243,556
   Prepaid expenses                                     94,657         77,294
                                                     ---------      ---------

              Total current assets                   4,837,235      4,100,272
                                                     ---------      ---------



Other assets
   Furniture, fixtures, equipment and leasehold
      improvements (net of accumulated
      depreciation and amortization of
      $3,354,185  and $2,569,209, respectively)     11,325,450     11,051,593
   Note receivable - affiliate                       1,000,000      1,000,000
   Deposits                                            185,743        181,678
   Organization costs (net of accumulated
      amortization of $12,169 and $7,939,
      respectively)                                     36,698         40,928
   Investment in a joint venture                        81,881        164,320
                                                    ----------     ----------


              Total other assets                    12,629,772     12,438,519
                                                    ----------     ----------


              TOTAL ASSETS                         $17,467,007    $16,538,791
                                                   -----------    -----------
                                                   -----------    -----------


See Notes to Consolidated Financial Statements.

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (CONTINUED)



                                                     JUNE 30,      DECEMBER 31,
                                                       1996            1995
                                                       ----            ----
                                                    (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Lines of credit                                  $  644,750     $  496,750
   Current portion of long-term debt                 2,844,536      1,917,813
   Accounts payable                                    849,381        583,355
   Accrued expenses                                    272,941        347,180
   Due to affiliates                                   227,743        109,170
                                                    ----------     ----------

              Total current liabilities              4,839,351      3,454,268
                                                    ----------     ----------

Other liabilities
   Long-term debt, net of current portion            7,610,325      7,843,911
   Deferred income taxes                               538,628        531,669
   Due to joint venturer                               216,975        225,717
                                                    ----------     ----------

              Total other liabilities                8,365,928      8,601,297
                                                    ----------     ----------

              TOTAL LIABILITIES                     13,205,279     12,055,565
                                                    ----------     ----------

Minority interest                                      268,899        155,690
                                                    ----------     ----------

Commitments and contingencies

Stockholders' equity
   Common stock, $0.0001 par value,
      5,000,000 shares authorized,
      3,168,292 shares issued and outstanding              317            317
   Additional paid-in capital                        3,728,411      4,086,413
   Retained earnings                                   264,101        240,806
                                                   -----------    -----------
              TOTAL STOCKHOLDERS'
                  EQUITY                             3,992,829      4,327,536
                                                   -----------    -----------

              TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY             $17,467,007    $16,538,791
                                                   -----------    -----------
                                                   -----------    -----------


See Notes to Consolidated Financial Statements.

                            MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                     Three Months                        Six Months
                                                    ended June 30,                      ended June 30,
                                               ------------------------        ----------------------------
                                                  1996           1995             1996               1995
                                                --------       --------        --------            --------
                                                              (Restated)                          (Restated)
Operating income
   Net revenue from services                $2,260,630        $1,592,082       $4,170,379        $2,556,047
   Management fees                              95,341           127,263          219,098           214,409
   Marketing revenues                          152,308           113,159          247,827           209,432
                                             ---------         ---------        ---------         ---------

       Total operating income                2,508,279         1,832,504        4,637,304         2,979,888
                                             ---------         ---------        ---------         ---------

Operating expenses
   Selling, general and administrative
      expenses                               1,506,669           970,978        2,683,330         1,797,711
   Expenses associated with
      management fee income                     93,776           127,500          177,011           243,725
   Expenses associated with marketing
      revenues                                 218,902           132,380          379,520           249,114
   Bad debts                                    28,282            23,140           47,610            42,888
   Depreciation and amortization               416,309           304,814          784,545           488,737
                                             ---------         ---------       ----------         ---------

       Total operating expenses              2,263,938         1,558,812        4,072,016         2,822,175
                                             ---------         ---------       ----------         ---------

       Income from operations                  244,341           273,692          565,288           157,713
                                             ---------         ---------       ----------         ---------

Other income and (expenses)
   Interest income                               9,481            17,348           20,429            39,787
   Interest expense                           (371,835)         (184,824)        (705,113)         (337,369)
   Miscellaneous income                        165,872             2,644          231,954            23,499
   Income from a joint venture                   6,761            27,504           43,310            49,041
                                             ---------         ---------       ----------         ---------
                                              (189,721)         (137,328)        (409,420)         (225,042)
                                             ---------         ---------       ----------         ---------

     Income (loss) from continuing
       operations before income taxes
       (benefit), and minority interest         54,620           136,364          155,868           (67,329)

Income taxes (benefit)                           2,750            48,707            8,805           (27,642)
                                             ---------         ---------       ----------         ---------

     Income (loss) from continuing
        operations before minority
        interest                                51,870            87,657          147,063           (39,687)

Minority interest                               42,663            19,563          123,768            14,144
                                             ---------         ---------       ----------         ---------

       INCOME (LOSS) FROM
          CONTINUING OPERATIONS                  9,207            68,094           23,295           (53,831)

Income (loss) from discontinued
  operations, net of income tax effect
  of $25,666 and ($12,358), respectively           -              45,561              -             (19,370)
                                             ---------         ---------       ----------         ---------

       NET INCOME (LOSS)                        $9,207          $113,655          $23,295          $(73,201)
                                             ---------         ---------       ----------         ---------
                                             ---------         ---------       ----------         ---------

See Notes to Consolidated Financial Statements.


                            MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                               Consolidated Statements of Operations (Continued)
                                                  (Unaudited)



                                              Three Months                  Six Months
                                             ended June 30,               ended June 30,
                                         ---------------------       -----------------------
                                          1996           1995           1996         1995
                                          ----           ----           ----         ----
                                                      (Restated)                  (Restated)
Number of shares outstanding

   Primary                             3,168,292      3,088,292      3,168,292    3,088,292

   Fully diluted                       4,203,292      4,123,292      4,203,292    4,123,292

Stock to be issued                           -           80,000            -         80,000

Weighted average shares  outstanding

   Primary                             3,168,292      3,116,137      3,168,292    3,116,137

   Fully diluted                       4,203,292      4,123,292      4,203,292    4,123,292
Earnings per share - primary

   Income (loss) from
      continuing operations            $   -         $     0.02      $    0.01    $    (0.02)

   Income (loss) from
      discontinued operations              -               0.02          -             -

       NET INCOME (LOSS)               $- Nil -      $     0.04      $    0.01    $    (0.02)

Earnings per share - fully diluted

   Income (loss) from
      continuing operations            $    -        $     0.02      $    0.01        $(0.02)

   Income (loss) from
      discontinued operations               -              0.01            -             -

       NET INCOME (LOSS)               $- Nil -      $     0.03      $    0.01        $(0.02)


See Notes to Consolidated Financial Statements.


                            MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                         1996            1995
                                                                         ----            ----
                                                                                      (RESTATED)

Cash flows from operating activities
   Net income (loss)                                                   $ 23,295       $(73,201)
   Adjustments to reconcile net income (loss) to net cash
      provided by(used in) operating activities
      Depreciation and amortization                                     784,545        488,737
      Contractual allowances                                            875,624         90,538
      Bad debts                                                          47,610         42,888
      Income from an unconsolidated joint venture                       (43,310)       (49,041)
      Minority interest                                                 113,209            545
      Deferred income taxes                                               6,959        140,934
      Increase  (decrease) in cash attributable to changes in
         operating assets and liabilities
         Accounts receivable                                         (2,506,961)      (563,189)
         Management fee receivable                                          -         (224,217)
         Deferred charges                                                   -         (127,484)
         Due from affiliate                                              40,609       (551,790)
         Other receivable                                                   -          (60,753)
         Prepaid expenses                                               (17,363)      (106,184)
         Due to affiliate                                               118,573            -
         Accounts payable                                               266,026        302,496
         Accrued expenses                                               (74,239)       116,241
         Income taxes payable                                                -            (200)
                                                                      ---------     ----------
             Net cash used in operating activities                     (365,423)      (573,680)
                                                                     ----------     ----------

Cash flows from investing activities
   Payments for acquisition of furniture, fixtures,
      equipment and leasehold improvements                             (177,712)      (545,199)
   Purchase of short-term investments                                       -         (600,000)
   Note receivable - affiliate                                          100,000            -
   Deposits                                                              (4,065)       278,625
   Distributions from a joint venture                                   125,750         60,221
   Net assets of discontinued subsidiary                                    -           19,370
                                                                     ----------     ----------
             Net cash provided by (used in) investing activities         43,973       (786,983)
                                                                     ----------     ----------

Cash flows from financing activities
   Lines of credit                                                      148,000        281,750
   Proceeds from long-term debt                                         595,412           -
   Due to joint venturer                                                 (8,742)       (10,034)
   Due to/from managing agent                                              -           153,227
   Payments on capitalized lease obligations and long-term debt        (778,736)      (477,977)
                                                                     ----------     ----------
             Net cash used in financing activities                      (44,066)       (53,034)
                                                                     ----------     ----------

Net decrease in cash and cash equivalents                              (365,516)    (1,413,697)

Cash and cash equivalents at beginning of period                        984,326      2,006,836
                                                                     ----------     ----------
Cash and cash equivalents at end of period                           $  618,810     $  593,139
                                                                     ----------     ----------
                                                                     ----------     ----------



See Notes to Consolidated Financial Statements.


                            MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                  (UNAUDITED)

                                                                       Six Months ended June 30,
                                                                       -------------------------
                                                                        1996           1995
                                                                        ----           ----
                                                                                    (Restated)

Supplemental disclosures of cash flow information

  Cash paid during the period
     Interest                                                         $532,771     $  337,369
     Income taxes                                                     $  1,847     $      525

  Non-cash transactions
     Capital lease obligation in connection with the acquisition of certain assets and the assumption of certain liabilities
       of Central Imaging Partners, Limited Partnership               $    -       $2,738,834

      Common stock to be issued in connection with acquisition of
         assets of Central Imaging Partners, Limited Partnership      $    -       $  200,000

      Capital lease obligation in connection with the
         construction of MRI Imaging Center at Passaic
         Beth Israel and the acquisition of medical equipment         $    -       $2,006,860

      Capital lease obligation in connection with acquisition
         of medical equipment for Open MRI of Morristown              $876,461     $      -

      Accounts receivable due from Prime Contracting Corp.
         charged against additional paid-in capital                   $358,002     $      -

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


4 -  PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following at June 30, 1996 (unaudited) and December 31, 1995:


                                                    June 30,    December 31,
                                                     1996            1995
                                                   --------       ---------
                                                 (unaudited)

Medical equipment                                $13,079,812   $ 12,047,375
Buildings                                            310,860        310,860
Furniture and fixtures                               105,457        100,956
Automobiles                                           22,860         22,860
Leasehold improvements                             1,160,646      1,138,751
                                                 -----------    -----------

         Total                                    14,679,635     13,620,802
Less: Accumulated depreciation and amortization    3,354,185      2,569,209
                                                 -----------    -----------
         Property and equipment, net             $11,325,450    $11,051,593
                                                 -----------    -----------
                                                 -----------    -----------

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1996 (UNAUDITED)


5 -  INVESTMENT IN AN UNCONSOLIDATED JOINT VENTURE

     Summarized financial information of the unconsolidated joint venture, Union Imaging Associates, Joint Venture, in which the Company has a 10% minority interest is as follows:

                        Total        Long-Term        Total           Total
                       Assets          Debt        Liabilities       Capital
                     ----------       ------       ------------     ---------

June 30, 1996
(unaudited)         $3,260,082     $1,334,058     $2,503,241       $756,841

December 31, 1995    3,251,821      1,550,917      1,679,846      1,571,975

                                                                     (10%)
                                      Gross           Net        Allocation
                                    Revenues        Income        of Income
                                    ---------       -------       ----------
Six months ended
   June 30, 1996 (unaudited)       $2,161,275       $433,095       $43,310

Year ended December 31, 1995        3,127,608        543,317        54,332

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


7 -  LONG TERM DEBT

     Long-term debt at June 30, 1996 (unaudited) and December 31, 1995 consists of the following:


                                                June 30,        December 31,
                                                  1996               1995
                                               ----------         ----------
                                              (unaudited)

Construction financing                         $  288,889        $  290,332
Accounts receivable financing                     595,412               -
Capital lease obligations                       9,570,560         9,471,392
                                               ----------        ----------

        Total                                  10,454,861         9,761,724
Less:  Amounts due in one year                  2,844,536         1,917,813
                                               ----------        ----------

        Total long-term debt                   $7,610,325        $7,843,911
                                               ----------        ----------
                                               ----------        ----------

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

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

This category of expenses has increased by approximately $885,000 when comparing 1996 to 1995. Approximate increases attributable to sites that were not in 1995 expenses or in 1995 for only a portion of the six months are as follows:

Empire State             $  414,000     Payroll, Rent, Supplies, Office Expenses

Amherst                      96,000     Payroll, Rent, Office Expenses

Open MRI of Morristown      134,000     Payroll, Supplies, Office Expenses
                         ----------

       Total             $  644,000
                         ----------
                         ----------

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

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

This category of expenses has increased by approximately $536,000 when comparing 1996 to 1995. Approximate increases attributable to sites that were not in 1995 expenses are as follows:

Empire State             $  255,000     Payroll, Rent, Supplies, Office Expenses

Amherst                      35,000     Payroll, Rent, Office Expenses

Open MRI of Morristown      115,000     Payroll, Supplies, Office Expenses
                         ----------

     Total               $  405,000
                         ----------
                         ----------

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
          11. See notes to interim consolidated financial statements, Note 2, regarding computation of per share earnings.

          11.1 Computation of per share earnings

          27.1 Financial data schedule

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Registrant during the quarterly period ended June 30, 1996.

                                      CONFORMED


     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MODERN MEDICAL MODALITIES CORPORATION
                                        -------------------------------------
                                        (Registrant)



Date:  November 27, 1996                /s/Patrick O'Connor
                                        -------------------------------------
                                        Patrick O'Connor
                                        Acting President




Date:  November 27, 1996                /s/Gregory Maccia
                                        -------------------------------------
                                        Gregory Maccia
                                        Vice President and Secretary




Date:  November 27, 1996                /s/Jan Goldberg
                                        -------------------------------------
                                        Jan Goldberg
                                        Vice President and Treasurer