Form 10-K
period 1996-12-31
MODERN MEDICAL MODALITIES CORP
filed 1997-04-15
CIK 902635

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996
                        Commission File Number 0-23416

                 MODERN MEDICAL MODALITIES CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                    New Jersey                        22-3059258
                    ----------                        ----------
            (State or other jurisdiction          (I.R.S. Employer
          of incorporation or organization)      Identification No.)


               95 Madison Avenue, Suite 301, Morristown, NJ 07960
               --------------------------------------------------
                (Address principal executive offices) (zip code)

Registrant's telephone number, including area code (201) 538-9955

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to  Section 12(g) of the Act:

                                    Name of each exchange
      Title of each class            on which registered
      -------------------            -------------------

Common Stock
--------------------------------------------------------------------------------
Class A Common Stock Purchase Warrant
--------------------------------------------------------------------------------
Class B Common Stock Purchase Warrant
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

     The number of shares outstanding of Registrant's Common Stock as of 12/31/96: 3,168,292, $.0001 par value.

                                    PART I

Item 1. BUSINESS

     Modern Medical Modalities was incorporated in the State of New Jersey on December 6, 1989. Modern Modalities Corporation was incorporated in the State of New Jersey on June 4, 1990. The two companies had common ownership, directors and officers. In July 1992, the two companies were merged under the laws of the State of New Jersey, by way of an agreement which accounted for the combination as a tax-free merger. The surviving corporation is known as Modern Medical Modalities Corporation.

     On November 24, 1992, the Company's common stock was split 5 for 1. The effect of the stock split is reflected retroactively throughout the Prospectus.

     Modern Medical Modalities Corporation leases magnetic resonance imaging ("MRI") and computerized axial tomography ("CT Scan") equipment to hospitals and physicians. Additionally, the Company on a clerical and administrative level manages hospital based and physician managed ambulatory centers for third parties who provide medical imaging services. The Company, however, does not perform medical services. The Company offers a full range of services to hospitals or physician clients, including the selection and acquisition of appropriate equipment, the design and supervision of facility construction, the provision and training of technical and support staff, patient billing and collection and the provision of overall marketing and management services. The Company can provide either its full range of services at medical technology centers or a more limited range of services at mobile or fixed sites depending on the needs of its customers.

     The Company presently leases equipment and manages two hospital based MRI sites located in Plainfield, New Jersey and Passaic, New Jersey, and eight free standing MRI and CT Scan and Diagnostic Imaging ambulatory centers in New York
(2), New Jersey (5) and Maryland (1). The Company also receives a management fee of 11.25% of gross cash collections from the site in Union, New Jersey for performing management functions. The Company's relationship with the joint-ventures range from 10% through 84% equity interest.

     Union Joint Venture

     In July 1990, the Company entered into a Joint Venture Agreement with Union Imaging Associates, Inc. (the "Union Joint Venture") for the purpose of providing magnetic resonance and CT Scan imaging services to radiologists and other medical professionals, including leasing and financing equipment for use in such business. The Union Joint Venture shall terminate upon the earliest of
(i) June 30, 2010, (ii) the sale of the subject business or (iii) mutual agreement of the joint venturers. The Company serves as the managing joint venturer pursuant to the Union Joint Venture Agreement and as such has managerial responsibility for the subject business including, hiring of personnel, leasing equipment, budgeting, contracting, billing, paying debts, making lease payments and making distributions to the joint venturers.

     The Company shall continue to serve as managing joint venturer until the Company's liability under the Union Joint Venture's equipment lease with DVI Financial is satisfied. Thereafter, the Company shall continue to serve as the managing joint venturer until the earlier to occur of: (i) the Company's resignation upon 60 days notice to Union Imaging or (ii) 60 days after receipt of notice from Union Imaging that the holders of at least 80% of Union Imaging's stock had voted to terminate the Company as managing joint venturer. For serving as managing joint venturer the Company receives 11.25% of gross collections for a management fee as well as 10% equity position.

     Bowie Joint Venture

     In April 1991, the Company entered into a Joint Venture Agreement with Doctors Imaging Associates, Inc. (the "Bowie Joint Venture") for the purpose of providing magnetic resonance and CT Scan imaging services to radiologists and other medical professionals, including leasing and financing equipment necessary for such a business. The Bowie Joint Venture Agreement shall terminate upon the earliest of: (i) April 30, 2011, (ii) the sale of the subject business, or (iii) by mutual consent of the joint venturers. The Company serves as managing joint venturer pursuant to the Bowie Joint Venture Agreement and as such has managerial responsibility for the subject business, including the hiring of personnel, leasing equipment, budgeting, contracting, billing, paying all debts, making lease payments and making distributions to the joint venturers. The Company and Doctors Imaging each has a 50% interest in the profits, obligations and liabilities under the Bowie Joint Venture Agreement.

     Plainfield Joint Venture

     In July, 1991, the Company entered into a Joint Venture Agreement with Plainfield MRI Associates, Inc. (the "Plainfield Joint Venture") for the purpose of providing magnetic resonance imaging services and equipment to radiologists and other medical professionals, including leasing and financing equipment for use in such business. The Plainfield Joint Venture shall terminate upon the earlier of (i) July 30, 2011; (ii) the sale of the subject business; (iii) termination of the Agreement dated April 25, 1991 with Muhlenberg Regional Medical Center, Inc., and the Plainfield Joint Venture being unable to relocate the subject business to another profitable site; (iv) the subject business being determined unprofitable for 3 consecutive calendar months at the sole discretion of the Company; (v) the repossession of equipment pursuant to the Equipment Lease with DVI Financial dated December 1, 1993; or (vi) mutual consent of the joint venturers.

     The Company serves as the managing joint venturer pursuant to the Plainfield Joint Venture Agreement and as such has managerial responsibility for the subject business including, hiring of personnel, leasing equipment, budgeting, contracting, billing, paying debts, making lease payments and making distributions to the joint venturers.

     The Company shall continue to serve as managing joint venturer until the Company's liability associated with the subject business to DVI Financial is satisfied. Thereafter, the Company shall continue to serve as managing joint venturer until the Company's resignation upon 60 days notice to Plainfield MRI, Inc.

     The interests of the Company and Plainfield MRI, Inc. in the profits, obligations and liabilities under the Plainfield Joint Venture Agreement are 84% and 16% respectively.

     Beth Israel Joint Venture

     In June 1995, the Company entered into a Joint Venture Agreement with Beth Israel MRI Corporation and Advanced Imaging Radiology Associates P.A. to provide certain non-professional services to a MRI facility which was developed by the Company, and is located on the campus of Beth Israel Hospital. The term of the Agreement is for a seven (7) year period with an automatic renewal provision for successive seven year periods. The Company has a 75% interest in the profits, obligations and liabilities under the Joint Venture Agreement.

Medical Imaging Industry

     The Company is attempting to position itself to participate in the expanding managed health care market. The Company will continue to aggressively seek to joint venture with hospital and physician managed ambulatory centers. The Company intends to expand its marketing efforts by establishing new sources of patient referrals to its existing centers in the next year. These patient referrals consist of Health Maintenance Organizations (HMO), Preferred Provider Organizations (PPO), Union Contracts and Hospital Contracts, to its existing centers during the next year. See "Use of Proceeds".

     The Company has focused on the advanced imaging technologies of MRI and CT Scan. The use of these technologies has grown significantly in the United States during the last several years due to increasing physician acceptance of the value of advanced imaging technologies in the early diagnosis of disease. Hospitals are facing competitive pressures to provide technology and related services despite strict budgetary limitations and are increasingly utilizing third parties, such as the Company, to provide the necessary facility and related services because of the substantial equipment and personnel costs involved.

     Generally, the centers participate in specific HMO or PPO programs because the Company finds that many of the physicians who refer to the centers belong to the HMO or PPO. There are instances when the centers initiates contact with various third parties to provide services to their membership. This is usually the case with the larger insurance plans. In the case of unions or managed care programs contacts are usually made by the benefit managers representing the various programs. Usually, the centers are recommended by the physicians in the area. The costs incurred for obtaining these referrals are negligible.

     In most cases the Company is approached by a group of physicians or a hospital who are looking to install a MRI or CT scanner. The Company first reviews the location that the equipment is to be placed in and reviews a general outline or business plan. Information that is presented includes other centers in the area, patient financial class, patient demographics in the area served, and potential referring physicians. In the case of a hospital, the Company requests the number of MRI and CT scanning that the hospital sends to other facilities. The Company also contacts neighboring sites to determine the waiting time for scheduling an exam to see if patients are waiting an excessive amount of time for an exam. The Company contacts potential referring physicians to determine if they are experiencing problems with existing facilities and if they would support a new facility. Managed care groups and HMO's are contacted to determine if contracts for providing service are available and to ascertain the membership in the catchment area of the potential new sites. If the site is considered to be positive a request is made to the various equipment manufacturers for a bid on the equipment the Company deems necessary. After all information needed by the Company is received, the Company determines the financial viability of the project. Based on the criteria above, the Company reviews each site to determine if utilization and proliferation of the equipment and services is a concern.

     Medical diagnostic imaging systems facilitate the diagnosis of disease and disorders at an early stage, often minimizing the amount and cost of care needed to stabilize or cure the patient and frequently obviating the need for invasive diagnostic procedures, such as exploratory surgery. Diagnostic imaging systems are based on the ability of energy waves to penetrate human tissue and generate images of the body which can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional x-ray to the advanced technologies of magnetic resonance imaging ("MRI")and computed axial tomography ("CT").

     MRI is an advanced imaging system that uses a strong magnetic field and radiowaves to allow physicians to explore the inner workings of the human body. The pictures produced by this technology assist the doctor in detecting and defining the differences between healthy and diseased tissue.

     CT is a specialized method of examining various body parts using x-rays and computer reconstructions to form a cross sectional image. During the exam the x-ray tube travels completely around the body and the computer reconstructs the information to form a cross sectional image. A series of these images, or slices, is taken through the area of interest, providing the physician with a detailed look at structures not otherwise seen with regular x-rays.

     The Company has focused its efforts on leasing and managing fully equipped MRI and CT centers at hospitals and physicians' offices. The use of these technologies has grown significantly in the United States during the last several years due to increasing physician acceptance of the value of advanced imaging technologies in the early diagnosis of disease, the expanding applications of CT and MRI and the growing patient base attributable to an aging population.

     In addition, changes in third party reimbursement systems have resulted in declining profit margins for many hospitals, thus reducing capital available to hospitals, thereby reducing their traditional incentives to purchase or lease equipment and pass such costs through to third parties. By leasing equipment and purchasing services from companies such as the Company, hospitals are able to conserve their limited capital resources for other purposes and reduce the risks associated with technical obsolescence and under utilization of equipment and services.

Services Provided

     The Company offers the full range of services discussed below. The needs of a particular hospital or physician group determine the extent of the services offered in each instance, which the Company can deliver either on a more limited basis or through a full service medical technology center. Each site is staffed by administrative, technical and support personnel. In addition, a physician and a physician group provide professional services and interpret MRI or CT scans at each site. The Company does not engage in the practice of medicine. Such physicians are not employees of the Company. However, the most significant cost of operating an imaging center is the capital and finance costs of equipment.

     The Company provides equipment and related services, technical and support staffing, marketing, patient scheduling, billing and collection and management in all of the Company's sites located throughout New York and New Jersey.

     In the Bowie, Maryland site, the Company provides equipment and related services and management. The technical and support staff and patient scheduling, billing and collection are supplied by Doctors Imaging Associates of which the Company is a 50% joint-venturer.

     Equipment and Related Services. The Company consults with its potential clients and existing clients to identify the equipment best suited to meet the client's needs on a cost-effective basis. The Company then acquires the equipment through lease/purchase agreements. In addition, the Company assists the hospital or physicians and their personnel in complying with licensing and other regulatory requirements, which consist of all applicable county building permits and architectural filings as well as filing all necessary equipment registration forms with the applicable state agencies. The Company supervises the installation and testing of the equipment and provides periodic inspection of the equipment at the facility. The Company undertakes to maintain its clients' equipment and typically enters into agreements with equipment manufacturers or other third parties for the delivery of maintenance services.

     Technical and Support Staffing. The Company provides technologists who operate the equipment at the facility. The Company trains and provides on-going safety instruction and educational programs for its technologists as well as the hospital's technologists. The Company also provides clerical personnel to provide administrative duties such as scheduling and answering phone inquiries.

     Marketing. The Company provides its customers with marketing services, including the design and formulation of a marketing program for each facility to inform physicians in the community as to the technology and services available at the facility. The Company also provides marketing personnel who market patient referral sources, including HMOs and other health plans.

     Patient Scheduling, Billing and Collection. At the medical technology centers, the Company schedules patient appointments, prepares all patient billing and is responsible for collection. In providing billing and collection services, the Company bills the patients directly and, therefore, assumes the credit risk on such billings and any delays attendant to reimbursement through governmental programs or third party payors. The Company also is responsible at the centers for related administrative and recordkeeping functions and all management information services.

     Management. The Company assumes full managerial responsibility and control over facility operations, including all of the foregoing services, at medical technology centers.

Delivery of Services

     The Company delivers its services to its customers through either contractual arrangements with hospitals and clinics or medical technology center arrangements with hospitals or physician groups, as discussed below. The Company may form imaging centers utilizing a variety of ownership vehicles. Presently, the Company operates its sites under joint venture agreements. Other structures, which may be used in a center can be one of the following:

     Partnership - The Company forms a partnership with another entity such as a hospital, physician group or the like. The costs associated with the project can be assumed by the Company or apportioned to each partner. The Company provides the management and receives a management fee in addition to having an ownership position.

     Medical Technology Centers. The Company will establish a medical technology center within a Hospital Center or with a physician group ("Radiology Group Center") through which the Company will offer its full range of services. A Hospital Center involves only the Company and a hospital, whereas a Radiology Group Center generally involves the Company (as managing general partner), and a radiology physician group. A Hospital Center is located on a hospital campus, is affiliated with that hospital and provides both inpatient and outpatient services; whereas a Radiology Group Center is a free standing center that is not affiliated with a hospital and engages primarily in outpatient services.

     When the Company enters into a joint venture with a Hospital the provisions of the HHS "anti kick" rules and the AMA policy on self referral do not generally apply. (See "Licenses, Governmental Reimbursement and Regulations"). The Hospital does not receive a percentage of profits for allowing the Company to operate its equipment at the facility.

     Fee-for-Service. When a hospital requires the Company's services, but wishes to maintain overall control of the delivery of such services and of the service facility, the Company may contract to provide its services on a fee-for-service basis. Under this arrangement, the Company typically furnishes the hospital with the appropriate equipment, facility and marketing services and staffing on an as-needed basis. In a typical fee-for-service arrangement, the Company bills the hospital only for the number of patient procedures performed each month. The Company charges the hospital for the Company's services and is not involved in managing the facility. The Company currently has no fee-for-service arrangement.

     If the Company enters into fee-for-service contracts, these contracts will typically have a term ranging from two to five years (with the majority being five years). During the term of the contract, the hospital will grant to the Company the exclusive right to provide the particular service at the hospital. The Company does not expect to have any minimum payment requirements in its fee-for-service contracts. The Company therefore assumes the risk that revenues generated in respect of its equipment may not be sufficient to discharge the Company's financial obligations to lenders and lessors and other costs of operations. The Company typically finances its acquisition of equipment and matches the amortization period of such financial obligations to the term of the hospital contract. However, the amortization period for a specific piece of equipment may extend beyond the term of the related contract, requiring the Company to finance any resulting negative cash flow. The Company attempts to manage these risks by reviewing a prospective hospital's utilization history and prospects and, through its sales force, remarketing equipment upon termination of contracts.

     A hospital requiring part-time service will engage the Company to schedule its mobile unit to be on location at the hospital at prescribed times. The Company maintains a mobile unit which is a custom-designed vehicle that is a totally self-contained facility.

     Radiology Group Centers. The Company began its medical technology center operations by establishing free standing, outpatient imaging centers with groups of radiologists. The Company does not at present utilize services with the hospitals. Set forth below is a table of the Company's centers, listing their respective services.

                                       Services by Technology
                                       ----------------------
Radiology Group Centers         MRI       CT         Diagnostic Imaging
-----------------------         ---       --         ------------------

Union, New Jersey (1)           Yes       Yes                No

Bowie, Maryland (2)             Yes       Yes                No

Somerset, New Jersey            No        Yes                Yes

South Plainfield, New Jersey    Yes       No                 No

Marlton, New Jersey             Yes       Yes                Yes

Morristown, New Jersey          Yes       No                 No

Edison, New Jersey              No        No                 Yes

Yonkers, New York               Yes       Yes                Yes

Amherst, New York (3)           Yes       No                 No

Open MRI of Morristown (4)      Yes        No                Yes

West Paterson Medical
 Equipment Leading Corp.(5)     No         No                Yes

Ohio Medical Equipment Leasing
Corp./Sylvania Diagnostics(6)   Yes        Yes               Yes

Medical Technology Centers
--------------------------------

Plainfield, New Jersey (7)      Yes        No

Passaic, New Jersey (8)         Yes        No

----------
(1) This joint venture was organized on June 22, 1990 for the purpose of providing MRI and CT services to medical professionals. The joint venture has two joint-venturers, the Company, the managing joint venturer, and Union Imaging Associates Inc. ("UIA"). The Company has a 10% interest and UIA has a 90% interest in the Joint Venture.


(2) This joint venture was organized on April 23, 1991 for the purpose of providing MRI and CT services to medical professionals. The joint venture has two joint venturers the Company, the managing joint-venturer, and Doctors Imaging Associates, Inc. Each has a 50% interest in the joint venture.

(3)  This is an extremity MRI.

(4) This Joint Venture was organized in October 1995 for the purpose of providing MRI services to Medical professionals. The Joint Venture has three joint ventures: the Company, RMC Consulting, Inc. and Barbara Krasnica.

(5) In July 1996 the Company through its wholly-owned subsidiary entered into a lease and management service agreement with Advanced Imaging and Radiology Services P.A. to provide office space, fixtures and diagnostic imaging equipment to the P.A. for five years with a renewal for five years.

(6) In July 1996, the Company, through its wholly-owned subsidiary Ohio Medical Equipment Leasing Corporation ("OME"), entered into a purchase and consulting agreement with Medical Advances, Inc. ("Medical") to acquire an interest as a general (managing) partner of Sylvania Diagnostics ("Sylvania"), an Ohio Limited Partnership, for one dollar. The interest acquired represents 50.2% of the total units outstanding. Sylvania is a diagnostic imaging center located in Sylvania, Ohio.

(7) This Joint Venture was organized on July 30, 1991 for the purpose of providing MRI services to medical professionals. The Joint Venture has two venturers, the Company, the managing joint-venturer, and Plainfield MRI Associates, Inc. ("PMA"). The Company has an 84% interest and PMA has a 16% interest in the joint venture.

(8) This Joint Venture was organized in June, 1995 for the purpose of providing MRI services to medical professionals. The Joint Venture has two venturers, the Company, the managing joint-venturer and Beth Israel MRI Corporation and Advanced Imaging Radiology Associates P.A. ("PBI"). The Company has an 75% interest and PBI has a 25% interest in the joint venture.

     Each of the above agreements involved an initial financial commitment on the part of the Company ranging between $1 million and $3 million per center, which includes equipment, installation, facility construction and start-up working capital. Equipment, which is generally leased, represents the greatest commitment by the Company. The Company's commitment is offset only by such revenues as are generated from the utilization of the center.

     Hospital Centers. The Company has embarked on a program during the last two years to establish additional medical technology centers ("Hospital Centers") in conjunction with hospitals by entering into arrangements to operate full service Hospital Centers located in or near hospital campuses. The Company's first Hospital Center opened on June 28, 1991 and the Passaic site on October 14, 1992.

     In addition to the equipment and facility services provided in its arrangements, the Company provides at a medical technology center all technical and support staffing; expanded marketing services; patient scheduling, billing and collection services; management information systems; and overall management.

Growth Strategy and Marketing

     The Company markets its services to physicians and hospitals through various methods. These include direct solicitation, direct mail, sponsorship of inservice education programs for physicians and technical staff, and personal visits to physician offices. The Company also attends many of the large radiology shows throughout the country.

     The Company is pursuing a strategy of aggressively seeking new Hospital Centers and physician managed ambulatory centers. Its target markets also include hospitals without a diagnostic imaging facility, to which the Company can offer its part-time mobile units. The Company will engage in intensive marketing in areas of specialized physician groups, chiropractors, health maintenance organizations (HMO), preferred provider organizations (PPO), union locals, municipalities and insurance companies. The Company currently negotiates discounts with large suppliers of patients as allowed by law. The Company's objective is to respond to the concerns of spiraling health care costs while maintaining quality of care to the patient. This is attainable based on the premise that increased volume results in a reduction of cost per scan which is passed along to the Company's contracted clients.

     The Company applies a variety of criteria in evaluating each prospective hospital customer. These criteria include the extent of the hospitals' present diagnostic imaging services; its competitive environment; the size and type of hospital; the number of referring physicians and their specialties; the patient volume and the nature of the payors (private insurance programs, government reimbursement programs or other health or medical organizations).

     The Company's plan of operation will be to continue to expand the equipment use of its current customers during the remainder of this year. The Company will, with its direct marketing efforts, continue to seek for new clients, whether through acquisition of sites or startups. As of the date of this document, the Company has agreements to provide services at the Somerset and Beth Israel Hospital (Passaic, New Jersey) location.

Technology Sources

     The Company obtains its medical equipment and ancillary supplies from various manufacturers, including General Electric, Toshiba, Siemens, Philips, Picker, Hitachi, DuPont and Kodak. The Company is not dependent on any one supplier and believes that it has good relationships with its suppliers.

     Equipment acquisition costs can range dramatically depending upon the model and peripheral equipment acquired. Currently, MRI equipment ranges from $1,000,000 to $2,000,000, extremity MRI and CT equipment currently ranges from $300,000 to $800,000. See "Use of Proceeds".

     Installation and maintenance costs on the equipment can be substantial, particularly with respect to MRI units. Installation costs can range from $250,000 to $500,000 for an MRI unit depending on the particular installation circumstances. Maintenance costs on such a unit can be as high as $200,000 per year. The Company typically enters into agreements with equipment manufacturers or other third parties for equipment maintenance.

     Equipment is financed by the Company (typically with a five year term) with lenders and lessors, with equipment serving as security for the loans. The Company's acquisition methods (purchase or lease) will depend upon the specific circumstances of each transaction.

Supplies

     The Company's equipment and supplies are available from a variety of sources. The loss of no one supplier would be expected to have a material adverse effect on the Company.

LICENSES, GOVERNMENTAL REIMBURSEMENT AND REGULATIONS

     Licenses. Since the Company leases MRI and CT equipment as well as providing clerical and administrative services to hospital based and physician managed ambulatory centers, its activities are not subject to material governmental regulation. The Company does not perform medical services. However, the government regulations do apply to the Company with respect to payment on third party Medicare and Medicaid reimbursement. The Company is subject to the "Anti-Kickback" Laws, the "Stark Bill" as well as in New Jersey, the Health Care Cost Reduction Act which are discussed herein. In the future, however, the Company may be required to maintain licenses or certificates of need issued by individual states. A number of states require hospitals to obtain a Certificate-of-Need ("CON") prior to the acquisition of major medical equipment. The CON programs vary considerably from state to state, but all attempt to regulate the acquisition of expensive medical equipment purchases involving technologies whose capital costs exceed some specified threshold or whose introduction at the hospital represents a significant change in services. Some states also regulate the acquisition of diagnostic imaging equipment indirectly through rate commissions which prescribe hospital rates. To date, the CON laws and regulations and state rate commissions have not had a material effect on the Company's business, although there is no assurance that such laws and regulations will not change or that rate commissions will not take actions that may adversely affect the Company's business.

     To the best of the Company's knowledge, there are no current regulations in the State of Maryland that adversely affect or are material to the Company's operations. The State of Maryland has recently passed legislation that restricts physician investors in imaging centers. There are no physician investors who will refer patients in the Bowie, Maryland Joint Venture.

     Government Reimbursement. In major areas of its business, the Company relies for payment on third party (in large part governmental) reimbursement. Its charges are predominantly paid either directly by third party payors or by its clients which in turn receive reimbursement from such sources.

     Medicare and Medicaid reimbursement regulations require that purchased diagnostic services be billed directly by the physician. This regulation allows a physician to bill and collect directly for services. Medicare regulations call for predefined fee schedules to be used for all medicare approved patients. The difference between the amount the Company charges and the limiting charge must be written off or disallowed. Medicare, for assigned patients, will pay 80% of the allowed amount, the remaining 20% is the patient's or a co-insurer's responsibility.

     The centers that the Company is affiliated with all participate in many reimbursement programs such as Medicare and Medicaid as well as other private insurers. Under these arrangements the Center agrees to accept the approved amount of reimbursement from each individual payor. Monthly statements are only sent out when allowed by contractual arrangements with the insurers.

     Regulations. In order to curb the potential for fraud and abuse under the Medicare and Medicaid programs, Congress has enacted certain laws (the "Anti-Kickback Laws") prohibiting the payment or receipt of any remuneration in return for the referral of patients to a healthcare provider for the furnishing of medical services or equipment, the payment for which may be made in whole or in part by the Medicare or Medicaid programs. New Jersey, as well as other states, have enacted similar state laws. The Anti-Kickback Laws apply to both sides of the referral relationship: the provider making the referral and the provider receiving the referral. Violation of the Anti-Kickback Laws is a criminal felony punishable by fines of up to $25,000 and/or up to five years imprisonment for each violation. Federal law also permits the Department of Health and Human Services ("HHS") to assess civil fines against violators of the Anti-Kickback Laws and to exclude them from participation in the Medicare and Medicaid programs. These civil sanctions can be imposed in proceedings that do not involve the same procedural requirements and standards of proof as would be required in a criminal trial.

     The Anti-Kickback Laws are broadly drafted and judicial decisions rendered thus far, while made in the context of overt payments explicitly in exchange for referrals, have broadly interpreted the scope of these laws. Several federal courts considering the issue, including the U.S. Court of Appeals having jurisdiction over New Jersey, have concluded that the Anti-Kickback Laws would be violated if "any purpose" of a challenged economic arrangement is to induce or pay for referrals, no matter how incidental that purpose may be or how many other legitimate purposes may exist for the arrangement in question. Accordingly, many types of business relationships between healthcare providers, including investments in healthcare providers by physicians, hospitals or others who are in a position to refer patients could be held to fall within the prohibitions of the Anti-Kickback Laws or similar state laws.

     The American Medical Association (the "AMA") has reaffirmed its original Guidelines which were issued on May 6, 1992, which stated that physicians should not refer patients to a health care facility outside their office in which they do not have an active participation and only a passive investment interest. These are ethical rules and recommendations of the AMA and they do not have a binding legal effect.

     HHS has proposed regulations specifying "safe harbors" for various payment practices between healthcare providers and their referral sources. If a payment practice were to come within the safe harbor, it would not be treated as an illegal Medicare/Medicaid kickback or grounds for exclusion from the Medicare/Medicaid programs. While failure to fall within a safe harbor does not mean that the practice is illegal, HHS had indicated that it may give such arrangements closer scrutiny. In their present proposed form, no safe harbor would cover an investment interest in the Company. A bill was introduced, but not enacted in the 1991-92 session of Congress which would generally prohibit an entity from furnishing a service to an individual for which payment would be made by Medicare or Medicaid if the individual's referring physician, or an immediate family member of such referring physician, had an ownership or other financial interest in the entity. It is likely that this bill will be reintroduced in future sessions of Congress. The Company cannot predict whether this or other regulatory or statutory provisions will be enacted by federal or state authorities which would prohibit or otherwise regulate referrals by physicians to the Company thereby having a material adverse effect on the Company's operations.

     In 1991, New Jersey enacted the Health Care Cost Reduction Act, or so-called "Codey Bill", (N.J.S.A. 45: 9-22.4 et seq.) which provided in part that a medical practitioner shall not refer a patient, or direct one of its employees to refer a patient, to a health care service in which the practitioner and/or the practitioner's immediate family had any beneficial interest. The bill specifically provided that for beneficial interests which were created prior to the effective date of the Act, July 31, 1991, the practitioner could continue to refer patients, or direct an employee to do so, if the practitioner disclosed such interest to his patients. The disclosure must take the form of a sign posted in a conspicuous place in the practitioner's office informing the patients of such interest and stating that a listing of alternative health care service providers could be found in the telephone directory. All physicians who refer in the sites in New Jersey and also have a financial interest in those sites have a sign posted as mandated by the law.

     Under the present "Stark Bill", a physician who has a financial relationship with an entity may not make a referral to the entity for the furnishing of clinical laboratory services for which payment is made under the Medicare or Medicaid programs. The Stark Bill, passed with an effective date of January 1, 1995, will expand the application of the Medicare ban on self-referrals after December 31, 1994. The Stark Bill also extends the self-referral ban to physical therapy services, radiology services including MRI and CT Scans, ultrasound services, radiation therapy services and the furnishing of durable medical equipment, the furnishing of parenteral and enteral nutrition equipment and supplies, the furnishing of out-patient prescription drugs, ambulance services, home infusion therapy services, occupational therapy services and in-patient and out-patient hospital services (including services furnished in a psychiatric or rehabilitation hospital). As of the date of this filing, the Company has not experienced any material adverse effects of limited Medicare and Medicaid referrals.

     Presently there is physician investor ownership in two of the sites in which the Company participates. The Stark Bill provides that a physician who has a financial relationship with an entity cannot make a referral to the entity for the furnishing of various radiology services including MRI and CT services. Under the provision of the Bill, those physicians which invest in the Company's sites will not be allowed to make referrals of which Medicare and/or Medicaid payments are made.

     For the two sites that the Company participates in, the Medicare/Medicaid percentage for physician investors for Union Imaging Associates is approximately 4.8% and Plainfield M.R.I. Associates is approximately 2%. The third site, Doctors Imaging Associates does not have physician investors who refer patients. Based upon the low utilization of Medicare/Medicaid volume of physician investors the Company has no plans to restructure any of its physician investor sites. Any new sites that the Company may develop in the future will not have any referring physician investors.

Competition

     The Company faces competition from various other companies ranging from small local companies to those operating on a regional or national scale. Although these companies may be more experienced or have more financial resources at their disposal, the Company competes in the marketplace on the basis of its performance in the industry, its reputation for the quality of its services and its expertise in tailoring the structure of its contractual arrangements and services to meet the specific needs of its customers. The Company believes that few of its competitors provide the Company's range of services from full service medical technology centers to more limited mobile and fixed site arrangements. The Company maintains close working relationships with three major equipment manufacturers. Representatives of these manufacturers have been introducing the Company to various clients in an effort to arrange joint ventures and then sell equipment. This relationship between the Company and its manufacturers resulted in the sites located in Bowie, Maryland and Amherst, New York.

      The Company's imaging centers compete for patients with other hospitals and radiology groups in their area. These centers and hospital customers compete on the basis of efficiency and service.

Insurance

     The Company carries general liability insurance with coverage of up to $1,000,000 per claim and a commercial umbrella policy of $2,000,000. The Company believes that such coverage is adequate. Additionally, the Company maintains general liability, commercial umbrella and insurance for the replacement of all leased equipment at each of its facilities.

Employees

     As of December 31, 1996, the Company employs 59 persons on a full time basis and 30 persons on a part time basis. The following table reflects the employees per facility:

                                                Full      Part
                                      Total     Time      Time
                                      -----     ----      ----

Modern Medical (Corporate)             12        12         1
Medical Marketing                       9         9        --
Somerset                                4         2         2
South Plainfield                        1        --         1
Marlton                                10         6         4
Yonkers                                 6         5         1
Amherst                                 1         1        --
Edison                                  3        --         3
Morristown                              3         2         1
West Paterson                           7         2         5

Joint Ventures:
  Plainfield                            8         3         5
  Union                                19         6        13
  Passaic                               6         2         4
  Ohio                                 14        11         3
  Bowie                                 7         4         3
                                      ---        --        --
Total:                                110        64        46
                                      ===        ==        ==

Lease Agreements at Joint Venture Sites

     The Company as managing Joint-Venturer has entered into an equipment lease/purchase agreement with a non-affiliated party, DVI Financial, dated December 1, 1993 ("Equipment Lease") which provides for the lease/purchase of one Picker 1.OT mobile MRI unit in a Calumet Coach payable over a 60 month term with payments each of $36,350 (the "basic rent") which is being charged as an expense of the Company. The Company is current in all its payments. This leased equipment is presently located at the Muhlenberg Regional Medical Center in Plainfield, New Jersey.

     The Company, as managing Joint-Venturer, has entered into an agreement with a non-affiliated party Muhlenberg Regional Medical Center (Hospital) which provides for the placement of the mobile magnetic resonance unit at the Hospital for five years without rent and an agreement with an affiliate of the Hospital for a five-year term requiring minimum annual charges of $50,000 for certain management services which are provided by the hospital. The Company is also responsible for the transportation of the unit and the mobile magnetic resonance unit.

     The Company, as managing Joint-Venturer, has entered into an equipment lease/purchase agreement with a non-affiliated party, DVI Financial, dated December 1, 1993 ("Equipment Lease") which provides for the lease/purchase of MRI and CT equipment payable over a 60-month term with payments each at $44,331 (the "Basic rent") which is being charged as an expense of the business. The Company is current in all its payments. This leased equipment is presently located in Union, New Jersey.

     The Company, as managing Joint-Venturer, has entered into an equipment lease/purchase agreement with a non-affiliated party, DVI Financial, dated November 15, 1994 ("Equipment Lease") which provides for the lease/purchase of MRI and CT equipment payable over a 60 month term with payments each of $36,714. The Company is current in all its payments. This leased equipment is presently located in Bowie, Maryland.

     The Company, as managing Joint-Venturer, has entered into an agreement with a non-affiliated party Beth Israel MRI Corporation and Advanced Imaging Radiology Associates P.A. to provide certain non-professional services to a MRI facility which was developed by the Company and is located on the campus of Beth Israel Hospital. This agreement is for a 60-month term with payments each of $38,245. The Company is current is all its payments.

Legal Matters

     Legal Proceedings. The Company is not a party to any legal proceedings.

     Submission of Matters to Vote of Security Holders. No matters were submitted to the vote of security holders during the Fiscal Year 1995.

Prime Contracting Corp.

     On November 25, 1994, Modern Medical Modalities Corporation (the "Company"), pursuant to a written Agreement, purchased Prime Contracting Corp. ("Prime") of Union, New Jersey. Pursuant to the terms of this Agreement, the Company purchased all of the issued and outstanding shares of Prime's common stock in exchange for 112,457 shares of the Company's common stock. Prime became a subsidiary of the Company, effective as of November 1, 1994.

     Prime is a full service contractor that for the past fifteen years has provided turnkey design and construction services. Prime builds free standing structures and renovates existing facilities with an emphasis in room renovations for hospitals and private medical facilities. Prime's installations have included the following: Magnetic Resonance Imaging ("MRI"), Computerized Axial Tomography ("CAT") Scan Suites, Radiography/Fluoroscopy, Cardiac Catherization Labs, Laser Network Systems, Special Procedures, Angiography, Mammography, Ultrasound, Linear Accelerator, Lithotripsy, Cystography Units, Nuclear Medicine, Laboratory Areas and Operating Rooms.

     Prime's range of turnkey design/build services include:

     Feasibility Studies: Prime provides site analysis and preparation of budget cost estimates and comparisons.

     Architectural Engineering: Prime designs the project to meet and stay within the customer's budget. Prime's team of architects and engineers offers processing of all necessary permits, the Certificate of Need (CON), and preparation of all construction plans and specifications.

     Construction Management: Prime's onsite management team has the technical expertise to manage all of the complexities of a project from start to finish. Prime relives the customer of the daily worry of overseeing the project and ensure's that the project is completed according to schedule.

     On December 27, 1995, the Company entered into an agreement with a related party to sell all of the common stock of Prime Contracting Corp. for $1,200,000, payable as follows: $100,000 upon execution, $100,000 at closing and a promissory note bearing interest at prime plus one percent. The note is payable in two installments, $600,000 after six months and $400,000 after one year of the closing date. In the event that gross annual revenue for Prime for the calendar year 1996 falls below $3,000,000, then the final payment of $400,000 shall be forfeited.

South Jersey Medical Equipment Leasing Corp.

     On October 12, 1994, Modern Medical Modalities Corporation, formed a New Jersey corporation, South Jersey Medical Equipment Leasing Corp. ("South Jersey Medical").

     On December 29, 1994, South Jersey Medical, which is 100% owned by Modern Medical Modalities Corporation, purchased for $1,550,000 certain assets and liabilities of NRM Imaging Associates, Partnership, an entity that leases MRI and CT equipment. South Jersey Medical will provide space, equipment (MRI and CT Scanner) and non-professional services, including management and billing and collection functions to South Jersey Imaging Associates, P.A. located at 55 East Route 70, Marlton, New Jersey.

Medical Marketing and Management, Inc.

     On April 13, 1994, Modern Medical Modalities Corporation, formed a New Jersey corporation, Medical Marketing & Management Inc. ("Medical Marketing").

     Medical Marketing, which is 100% owned by Modern Medical Modalities Corporation, is responsible for negotiating contracts with various health care providers as well as marketing for Modern Medical Modalities Corporation. Medical Marketing has contracts to provide services with other facilities.

South Plainfield Imaging, Inc.

     In July of 1994, the Company assumed the assets and liabilities of Park Plaza Radiology, Diagnostic Imaging Center, located in South Plainfield, New Jersey. In September of 1994, the Company changed the name of Park Plaza Radiology to South Plainfield Imaging, Inc.

Atrium Imaging

     In October of 1994, Medical Marketing and Management, Inc. signed a contract with Atrium Imaging of Manalapan, New Jersey. Under the terms of this agreement, Medical Marketing and Management will provide administrative, billing and marketing services to the operation. Under the terms of the agreement, Medical Marketing and Management will receive the greater of $4,000 or 8% of cash collected per month.

Empire State Imaging Associates, Inc.

     In April 1995, the Company founded a New York Corporation, Empire State Imaging Associates, Inc. ("Empire State"). On April 28, 1995, Empire State, which is 100% owned by the Company, purchased for $750,000 in cash and $200,000 of the Company's stock, assets and certain liabilities of Central Imaging Associates, Limited Partnership ("Central Imaging"), an entity that leases MRI, CT and various diagnostic imaging equipment. Empire State will provide space, equipment (MRI, CT, Mammography, Ultrasound and Diagnostic Imaging) and nonprofessional services, including management and billing and collection functions to Central Imaging located in Yonkers, New York.

     Empire State a wholly-owned subsidiary of the Company, has entered into a Loan and Security Agreement ("Loan Lease") with a non-affiliated party, DVI Financial Services, Inc., dated May 5, 1995, which provides for the purchase of MRI, CT and diagnostic imaging equipment payable over a 60 month term with payments each of $61,350 (the "Basic Rent"), which is being charged as an expense of the business. This equipment is located in Yonkers, New York.

Amherst Medical Equipment Leasing Corporation

     In April 1995, Amherst Medical Equipment Leasing Corporation ("Amherst"), a wholly-owned subsidiary of the Company, was formed. Amherst entered into an agreement with Amherst Imaging Associates, P.A., to provide certain non-professional services. In accordance with this agreement, Amherst has leased space in Amherst, New York, effective July 1, 1995, for a period of five years at a monthly rent of $1,275. On July 17, 1995, the Company entered into an agreement with Magna-Lab, Inc. to purchase a permanent MRI at a cost of approximately $500,000. Financing has been secured through DVI Financing Services. The lease in the amount of $327,000 is payable over 60 months at a monthly payment of $7,068 commencing on January 1, 1996. Magna Labs has agreed to accept 18% of the operating income on a cash basis for a five year period to cover the cost of the balance of the machine. This income sharing is for five years and is not to exceed $200,000. As part of the agreement, Magna-Lab agreed to pay the monthly space rent until the MRI is delivered.

Somerset Imaging Corp.

     In July 1995, Somerset Imaging Corp., a wholly-owned subsidiary commenced operations at a facility located in Somerset, New Jersey providing CT Scan imaging and Radiology/Fluoroscopy diagnostic services to radiologists and other medical professionals, including leasing and financing equipment for use in this business.

Open MRI of Morristown

     During February of 1996, the Company under the terms of a joint venture with RMC Consulting Inc. and one individual developed a MRI facility located in Morristown, New Jersey. Under the terms of the agreement, dated October 31, 1995, the Company has the responsibility to make all day to day decisions on behalf of the Joint Venture "Open MRI of Morristown." The term of the Joint Venture shall terminate October 15, 2015 unless the business is sold, or the joint venture is terminated by mutual consent of the participants. The term of the Joint Venture may be extended by mutual written consent of the participants. Under the terms of the Joint Venture the profit distribution is as follows: Modern Medical Modalities Corporation 72%, RMC Consulting Inc.
18% and Barbara Krasnica 10%.

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

     The Company also entered into an agreement with DVI which provides for $135,000 of working capital advances which are only to be used for operating Sylvania. if the Company determines the operating Sylvania is not profitable, DVI will purchase either Sylvania or OME for one dollar.

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

West Paterson Medical Leasing Corporation

     In July 1996, the Company, through its wholly-owned subsidiary West Paterson Medical Equipment Leasing Corporation ("WPMEL"), entered into a lease and management services agreement (the "Agreement") with Advanced Imaging & Radiology Associates, P.A. ("M.D."). WPMEL is a medical practice specializing in diagnostic imaging located in West Paterson, New Jersey. The Agreement provides that WPMEL will lease office space, fixtures and equipment and will provide management services to M.D. over an initial term of five years with a five year renewal option. Under the terms of the Agreement, WPMEL has assumed all debt, expenses and accounts receivable for the site. Subsequently, in February 1997 the Company ordered a Toshiba CT Scan for the site, for $335,000, financed by DVI Financial Services. The CT Scan became operational in the middle of March 1997.

Item 2.  PROPERTIES

Real Estate Leases

     One of the Company's majority-owned joint ventures, Doctors Imaging Associates, Joint Venture, leases a facility under a non-cancelable operating lease which expires in 2002. The facility is located in Bowie, Maryland and the lease includes a five-year option to renew, with monthly rental payments of $4,331, plus utilities.

     One of the Company's majority-owned joint ventures, Plainfield MRI Associates, Inc., Joint Venture, has entered into an agreement with an affiliate of Muhlenberg Regional Medical Center for five (5) years without rent. However, for certain management services to be provided to the Company a minimum management fee of $50,000 must be paid per annum by the Company. This agreement expires in 1996 and is currently under negotiation to renew.

     One of the Company's wholly-owned subsidiaries, Union Imaging

Associates, Inc., leases a facility under a non-cancelable operating lease which expires in March 2000. The facility is located in Union, New Jersey with monthly rental payments of $4,425, plus utilities.

     The Company leases its main administrative offices, located in Morristown, New Jersey, under a month-to-month agreement treated as an operating lease at a monthly rental payment of $6,000 per year. In addition, the Company is obligated under various leases at the sites of its wholly-owned subsidiaries. Future minimum lease payments under these leases as of December 31, 1996 and 1995 are as follows:

                                        December 31,
                                   1 9 9 6        1 9 9 5
                                   -------        -------

1996                              $    --        $  497,600
1997                                643,562         499,100
1998                                523,285         412,400
1999                                349,522         306,900
2000                                168,300         155,600
2001 and thereafter                  63,500           --
                                 ----------      ----------
Total                            $1,748,169      $1,871,600
                                 ==========      ==========

Item 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     Modern Medical Modalities Corporations' initial public offering closed on February 17, 1994. Neither a cash or stock dividend has been paid or issued.

     517,500 Units were sold in the public offering. Each unit consisted of (1) share of Common Stock and one (1) Class A Redeemable Common Stock Purchase Warrant ("A Warrant") and one (1) Class B Redeemable Common Stock Purchase Warrant ("B Warrant").

     The Company's Common Stock is traded in the NASDAQ over-the-counter market under the symbol MODM. It's "A Warrant" and "B Warrant" are traded under the symbols MODMW and MODMZ. As quoted in the Monthly Statistical Reports of the National Association of Securities Dealers, Inc., the approximate high and low bid prices for the year ended December 31, 1996 are as follows:

                                   COMMON STOCK
                                   ------------

            Date                       High                    Low
            ----                       ----                    ---
            01/96                      3.00                    2.24
            02/96                      3.56                    1.40
            03/96                      2.08                    1.48
            04/96                      2.20                    1.60
            05/96                      3.00                    2.20
            06/96                      3.00                    2.08
            07/96                      2.44                    2.24
            08/96                      3.16                    2.24
            09/96                      3.00                    2.44
            10/96                      3.28                    3.00
            11/96                      3.28                    2.28
            12/96                      2.56                    2.20

                                   A WARRANT
                                   ---------

            Date                        High                    Low
            ----                        ----                    ---

            01/96                       .24                     .24
            02/96                       .28                     .28
            03/96                       .28                     .28
            04/96                       .28                     .28
            05/96                       .50                     .28
            06/96                       .48                     .32
            07/96                       .48                     .40
            08/96                      1.00                     .48
            09/96                      1.00                     .48
            10/96                      1.00                     .60
            11/96                      1.00                     .40
            12/96                       .44                     .32

                                   B WARRANT
                                   ---------

            Date                       High                     Low
            ----                       ----                     ----
            01/96                       .06                     .06
            02/96                       .06                     .06
            03/96                       .06                     .06
            04/96                       .06                     .06
            05/96                       .08                     .06
            06/96                       .06                     .04
            07/96                       .06                     .04
            08/96                       .06                     .04
            09/96                       .06                     .04
            10/96                       .04                     .04
            11/96                       .04                     .02
            12/96                       .02                     .02

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto include elsewhere herein.


                                                                For the Years Ended December 31,
                                                ----------------------------------------------------------------
                                                   1996          1995            1994          1993         1992
                                                -----------   -----------     -----------   ----------   -------

Selected statement of operating data:

  Total operating income                       $12,074,914   $ 6,268,403    $ 3,656,909    $3,185,008   $2,274,121
  Total operating expenses                       9,872,550     6,124,604      3,114,115     2,114,828      917,971
  Income (loss) from continuing operations         249,826  (    424,530)       222,143       308,109      935,884
  Income (loss) from discontinued operations         --     (    316,524)        71,180   (    63,433)       --
  Net income (loss)                                249,826  (    741,054)       405,631       244,676        --
  Proforma net income                                N/A           N/A            N/A            N/A       298,454

Per share data:
  Income (loss) from continuing operations           .08           (.13)           .08           .13           .12
  Income (loss) from discontinued operations         --            (.10)           .02          (.03)         --
  Net income (loss)                                  .08           (.23)           .14           .10          --
  Proforma net income                                N/A            N/A            N/A           N/A           .12

Selected balance sheet data:

  Total assets                                 $19,360,231   $16,538,791    $10,311,614    $6,257,963   $5,688,500
  Long-term obligations                          8,818,552     8,601,297      5,126,863     3,506,903    3,600,306
  Total liabilities                             14,975,238    12,211,255      6,430,578     4,768,739    4,692,056
  Retained earnings                                518,287       240,806      1,059,729       654,098       22,776
  Stockholders' equity                           4,384,993     4,327,536      3,881,036     1,489,224      830,102
  Working capital (deficit)                        886,194     1,646,004      2,862,871       404,253      147,801


ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

In 1994, Modern Medical Modalities Corporation (the "Company") started Medical Marketing & Management, Inc. which markets not only the sites of the Company, but for other physician groups and hospitals. In November 1994, the Company acquired Prime Contracting Corp. ("Prime") in a business combination accounted for as a pooling of interests. Prime is a full service contractor who provides turnkey design and construction services for medical facilities primarily on the east coast of the United States. On December 27, 1995, the Company entered into an agreement with a related party to sell all of the common stock of Prime for $1,200,000.

In 1995, the Company purchased Empire State Imaging Associates, Inc. ("Empire State"). On December 27, 1996, the Company sold 65% of the common stock of Empire State for $250,000 to a related party. The Company commenced operations during the second, third and fourth quarters of 1995 and the first quarter of 1996, respectively, at sites located in Passaic and Somerset, New Jersey; Amherst, New York; and Morristown, New Jersey. During the third quarter of 1996, the Company, through its wholly-owned subsidiary, West Paterson Medical Equipment Leasing Corp. ("WPMEL"), entered into a lease and management services agreement at a site specializing in diagnostic imaging located in West Paterson, New Jersey. In addition, the Company through its wholly-owned subsidiary Ohio Medical Equipment Leasing Corporation ("OME") entered into a purchase and consulting agreement to acquire a 50.2% interest as a general (managing) partner of a diagnostic imaging center located in Sylvania, Ohio. Many of the fluctuations on the line items on the balance sheets and the statements of operations are directly attributable to the acquisition and start-up of these entities.

Results of Operations:

For the year ended December 31, 1996 as compared to the year ended December 31, 1995:

Revenues for Modern Medical Modalities Corporation and subsidiaries aggregated $12,075,000 in 1996 as compared to $6,268,000 in 1995. The increase in revenues is directly attributable to an increase in patient service revenues for the Company's various MRI sites of $5,502,000 and an increase in Medical Marketing & Management's revenues of $399,000.

Operating expenses for 1996 were $9,873,000 (81.8% of operating revenues) as compared to $6,125,000 (97.7% of operating revenues) in 1995. This increase of $3,748,000 (61.2%) is primarily the result of an increase in depreciation expense of $706,000 due to the large increase in property assets and the increase in the following:

Selling, General and Administrative Expenses:

This category of expenses has increased by $2,766,000 when comparing 1996 to 1995. Increases in costs attributable to sites that commenced operations in 1996 or had operations for only a portion of the fiscal 1995 are as follows:

Empire State                $  345,000  Payroll, rent, supplies, office expenses
WPMEL                          154,000  Payroll, rent, supplies, office expenses
Amherst                        194,000  Payroll, rent, office expenses
OME                            408,000  Payroll, rent, supplies, office expenses
OpenMRI of Morristown          419,000  Payroll, rent, office expenses
MRI Imaging Center at PBI 399,000 Payroll, rent, supplies, office expenses Somerset Imaging
  Corporation                  298,000  Payroll, rent, supplies, office expenses
                            ----------
     Total                  $2,217,000
                            ==========

Expenses Associated with Marketing Revenue:

Expenses associated with marketing revenues increased by $254,000 (51.8%) to $744,000 in 1996 and 1995. This increase is due to the additional employees and expenses related to the operation (travel, trade shows, etc.) needed by Medical Marketing & Management, Inc. to market the increased number of Company sites and increased number of marketing contracts with outside physician groups as evidenced by the $399,000 (115.8%) increase in marketing revenues in 1996 to $743,000.

Interest Expense:

Interest expense, net of a decrease in interest income of $30,000, has increased by $441,000 when comparing 1996 and 1995. This increase is attributable primarily to the financing of equipment at Empire State, MRI Imaging Center at PBI, Somerset Imaging Corporation, Amherst Medical Equipment Leasing Corporation, OpenMRI of Morristown, as well as interest on the lines of credit with Summit Bank of New Jersey, Republic National Bank, and financing with DVI Financial Services, Inc. ("DVI").

For the year ended December 31, 1995 as compared to the year ended December 31, 1994:

Revenues for Modern Medical Modalities Corporation aggregated $6,268,000 in 1995 as compared to $3,657,000 in 1994. The $2,611,000 (71.4%) increase in revenues is directly attributable to an increase of the patient service revenues for the Company's various MRI sites in the amount of $2,421,000 and an increase in Medical Marketing & Management's revenues in the amount of $224,000.

Operating expenses for 1995 were $6,125,000 (97.7% of revenues) compared to $3,114,000 (85.2% of revenues) in 1994. This increase of $3,011,000 (96.7%) is primarily the result of an increase in depreciation expense of $505,000 resulting from the large increase in property assets and the increase in the following:

Selling, General and Administrative Expenses:

This category of expenses has increased by $2,099,000 (102.5%) to $4,147,000 in 1995 as compared to the $2,048,000 of such costs incurred in the same period of 1994. Increases are attributable to sites commencing operations in 1995 which were not operational for all or part of 1994.

Empire State                  $709,000  Payroll, rent, supplies, office expenses
Amherst                         26,000  Payroll, rent, office expenses
                              --------

     Total                    $735,000
                              ========

In addition, increases in expenses for facilities that were operational in both years of $1,304,000 which is attributable to the increased revenues in 1995 are as follows:

MRI Imaging Center
  at PBI                    $  199,000  Payroll, marketing, supplies
Plainfield MRI Associates       71,000  Office expenses, marketing
South Jersey Medical
  Equipment Leasing
  Corporation                  738,000  Payroll, rent equipment, maintenance,
                                        supplies, marketing, office equipment
Modern Medical Modalities       31,000  Insurance, travel, general operations
South Plainfield
  Imaging, Inc.                 74,000  Payroll, rent
Somerset Imaging
  Corporation                  191,000  Payroll, rent supplies, marketing,
                            ----------  office expenses

     Total                  $1,304,000
                            ==========

Expenses Associated with Management Fee Income:

Expenses associated with management fee income increased by $70,000 when comparing 1995 and 1994. This increase is due primarily to the increased salary expenses of administrative support personnel, and the additional employees need to manage the sites.

Interest Expense:

Interest expense has increased by $617,000 when comparing 1995 and 1994. This increase is attributable primarily to the financing of equipment at South Jersey, Empire State, MRI Imaging Center at PBI, Somerset Imaging, as well as interest on the line of credit with Summit Bank of New Jersey ("Summit Bank").

Liquidity and Capital Resources:

The Company has a commitment from the minority-owned joint venturer in Doctors Imaging Associates, Joint Venture, to provide up to $250,000 from time to time, for working capital purposes, as the Company deems necessary. Advances from this joint venturer totaled $219,000 and $226,000 as of December 31, 1996 and 1995, respectively.

The Company has a working capital surplus of $888,000 at December 31, 1996 as compared to a working capital surplus of $1,646,000 at December 31, 1995.

During 1995, the Company secured a line of credit with Summit Bank in the amount of $600,000. Under the terms of the agreement, the rate on the line is at the prevailing prime rate. To secure the line, the Company opened a certificate of deposit at Summit Bank in the amount of $600,000.

In April 1996, the Company obtained a $100,000 line of credit with Republic National Bank for the Empire State location. The rate on the line is prime plus one percent.

In March 1996, the Company entered into an agreement with DVI to finance up to $1,500,000 of the accounts receivable balances from one of the Company's wholly-owned subsidiaries, Empire State and one of its joint ventures. Advances bear interest at the prime rate plus four percent. At December 31, 1996, the total outstanding advances is $686,000.

These are the only trends, commitments, events and/or material uncertainties known to the Company.

The Company reassigned $10,000 of a deposit with Picker International, for the OpenMRI of Morristown site, which commenced operations in February 1996.

Additionally, the Company has purchased from Advance Healthcare Resources, Inc. the rights to a Varian linear accelerator for $20,000. The accelerator, which is manufactured by Varian, Inc. is not subject to newly enacted New Jersey laws requiring a Certificate of Need (CON) for the installation of such equipment.

In November 1994, the Company, pursuant to a written Agreement, acquired Prime of Union, New Jersey in a business combination accounted for as a pooling of interests. The Company purchased all of the issued and outstanding shares of Prime's common stock in exchange for 112,457 shares of the Company's common stock. Prime became a subsidiary of the Company, effective as of November 1, 1994. Prime is a full service contractor that has provided turnkey design and construction services. Prime builds free standing structures and renovates existing facilities with an emphasis in room renovations for hospitals and private medical facilities.

On December 27, 1995, the Company entered into an agreement, as modified in March 1996, with a related party to sell all of the common stock of Prime for $1,200,000 payable as follows: $100,000 upon execution, $100,000 at closing and a promissory note bearing interest at prime plus one percent. The note is payable in two installments, $600,000 on October 27, 1997 and $400,000 on April 27, 1998.

The Company recorded an increase of $988,000, in December 1995, to shareholders' equity which represents the excess of the sale price over the net assets of Prime. In conjunction with the modified agreement in March 1996, the Company's accounts receivable due from Prime of approximately $358,000 has been charged against additional paid-in capital.

In April 1995, the Company formed a New York corporation, Empire State Imaging Associates, Inc. ("Empire State"). On April 28, 1995, Empire State, which was 100% owned by the Company, purchased for $750,000 in cash and $200,000 of the Company's stock, assets and certain liabilities of Central Imaging Associates, Limited Partnership ("Central Imaging"), an entity that leases MRI, CT and various diagnostics imaging equipment. Empire State provides space, equipment (MRI, CT, Mammography, Ultrasound and Diagnostic Imaging) and nonprofessional services, including management and billing and collection to Central Imaging located in Yonkers, New York.

Empire State, entered into a Loan and Security Agreement ("Loan Lease") with a non-affiliated party, DVI, dated May 5, 1995, which provides for the purchase of MRI, CT and diagnostic imaging equipment payable over a 60 month term with payments each of $61,350 (the "Basic Rent"), which is being charged as an expense of the business. This equipment is located in Yonkers, New York.

On December 27, 1996, the Company sold 65% of the stock of Empire State for $250,000 payable as follows: $25,000 down and $25,000 per month with interest on the unpaid principal at prime plus 1%.

In April 1995, Amherst Medical Equipment Leasing Corporation, a wholly-owned subsidiary, of the Company, was formed. The subsidiary's site, located in Amherst, New York, commenced operations in January 1996.

In June 1995, the MRI at the Passaic site began operations. The site is a joint venture between Passaic Beth Israel and the Company.

In February 1996, OpenMRI of Morristown ("OpenMRI"), a majority owned Joint Venture, commenced operations. The site, located in Morristown, New Jersey, is a joint venture between a large medical group and OpenMRI.

In July 1996, the Company, through its wholly-owned subsidiary West Paterson Medical Equipment Leasing Corporation ("WPMEL"), entered into a lease and management services agreement with Advanced Imaging & Radiology Associates, P.A. ("M.D."). The agreement provides that WPMEL will lease office space, fixtures and equipment and will provide management services to M.D. over an initial term of five years with a five year renewal option. The site, located in West Paterson, N. J. is a medical practice specializing in diagnostic imaging.

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

Valuation of Accounts Receivable:

The Company values its uncollected accounts receivable as part of its determination of profit. The Company constantly reviews the accounts receivable valuation. The continuing monthly review, gathering of additional information, as well as changing reimbursement rate, may cause adjustments to the accounts receivable valuation.

Healthcare System:

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

Legislation:

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

A commission has been appointed by the Federal government to review the delivery of healthcare on a national level. Although many alternatives have been discussed, it is impossible to determine at this time what charges will be enacted or the affect on the Company's business.

In order to curb the potential for fraud and abuse under the Medicare and Medicaid programs, Congress has enacted certain laws (the Anti-Kickback Laws") prohibiting the payment or receipt any remuneration in return for the referral of patients to a healthcare provider for the furnishing of medical services of equipment, the payment for which may be made in whole or in part by the Medicare or Medicaid programs. It should be noted that the Anti-Kickback Laws apply to both sides of the referral relationship: the provider making the referral and the provider receiving the referral.

Violation of the Anti-Kickback Laws is a criminal felony punishable by fines up to $25,000 and/or up to five years imprisonment for each violation. Federal law also permits the Department of Health and Human Services ("HHS") to assess civil fines against violators of the Anti-Kickback Laws and to exclude them from participation in the Medicare and Medicaid programs. These civil sanctions can be imposed in proceedings that do not involve the same procedural requirements and standards of proof as would be required in a criminal trial. Even though the Joint Ventures have physician investors, the Anti-Kickback laws will not have an effect on the Company's operations because the Company does not bill Medicare and Medicaid for medical services as it only leases equipment.

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

The "Stark Bill" extends the prohibition against physician self-referral, which had previously been applicable only to clinical laboratory services, to several additional services, but also sets forth several exceptions to the ban, which the following outlines: In general, the Stark Bill provides that a physician with an ownership or investment interest in or a compensation agreement with an entity is prohibited from making referrals to that entity for the furnishing of designated health services for which Medicare, payment would otherwise be made. Designated health services under the Stark Bill include (1) clinical laboratory services; (2) physical therapy services; (3) occupational therapy services; (4) radiology or other diagnostic services; (5) radiology therapy services; (6) the furnishing of durable medical equipment; (7) parental and enteral nutrients, equipment and supplies; (8) prosthetics, orthotics and prosthetic devices (9) home health services; (10) outpatient prescription drugs; and (11) inpatient and outpatient hospital services. This bill is effective for referrals made on or after January 1, 1992, for clinical laboratory services; and effective for referrals made after December 31, 1994, in the case of other designated health services. While this bill has not affected the Company at this time, it may have an adverse effect limiting Medicare and Medicaid referrals by physicians who are investors in the Joint Venture.

In 1991, New Jersey enacted the Health Care Cost Reduction Act, or so-called "Codey Bill", (N.J.S.A. 45: 9-22.4 et seq.) which provided in part that a medical practitioner shall not refer a patient, or direct one of its employees to refer a patient, to a health care service in which the practitioner and/or the practitioner's immediate family had any beneficial interest. The bill specifically provided that for beneficial interests which were created prior to the effective date of the Act, July 31, 1991, the practitioner could continue to refer patients, or direct an employee to do so, if the practitioner disclosed such interest to his patients. The disclosure must take the form of a sign posted in a conspicuous place in the practitioner's office informing the patients of such interest and stating that a listing of alternative healthcare service providers could be found in the telephone directory. All physicians who refer to the Company's sites in New Jersey and also have a financial interest in those sites have a sign posted as mandated by the law.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MODERN MEDICAL MODALITIES CORPORATION

INDEX..............................................................37

INDEPENDENT AUDITORS' REPORT OF WEINICK, SANDERS & CO. LLP.........F-1

INDEPENDENT AUDITORS' REPORT OF DDK & COMPANY LLP..................F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as at December 31, 1996 and 1995.......F-3 - F-4

Consolidated Statements of Operations
  For the Years Ended December 31, 1996, 1995 and 1994.............F-5 - F-6

Consolidated Statements of Stockholders' Equity
  For the Years Ended December 31, 1996, 1995 and 1994.............F-7

Consolidated Statements of Cash Flows
  For the Years Ended December 31, 1996, 1995 and 1994.............F-8 - F-10

Notes to Financial Statements......................................F-11 - F-25

INDEPENDENT AUDITORS' REPORT ON ACCOMPANYING INFORMATION
  OF WEINICK, SANDERS & CO. LLP....................................F-26

INDEPENDENT AUDITORS' REPORT ON ACCOMPANYING INFORMATION
 OF DDK & COMPANY LLP..............................................F-27

  Schedule VIII - Valuation and Qualifying Accounting..............F-28

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On January 17, 1997, Company dismissed DDK & Company LLP, located at 1500 Broadway - 12th Floor, New York, New York 10036, as its independent accountant. The Company has engaged Weinick, Sanders & Co. LLP, located at 1515 Broadway, New York, New York 10036, as its new certified public accountants. In connection with the two most recent fiscal years and subsequent interim period preceding DDK & Company LLP's dismissal, there were no disagreements with DDK & Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. DDK & Company LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of the Company, and further information concerning them, are as follows:

      Name                Age                  Position
      ----                ---                  --------

Roger Findlay              49           Chairman of the Board
                                        of Directors

Patrick O'Connor           43           President

Jan Goldberg               46           Vice President, Treasurer
                                        and Director

Gregory Maccia             43           Vice President, Secretary,
                                        and Director

Elli Pittas                43           Vice President of
                                        Operations and Director

Each of the above officers and directors shall hold office until the next annual meeting of the Company's shareholders and until a successor is elected and qualified.

Roger Findlay is a co-founder and has been Chairman of the Board of Directors of the Company since its inception in June 1990. Since 1989, Mr. Findlay has also been co-founder of Technology Services, Inc., a software support company for medical offices and commercial accounts. Since 1986, he has also been founder and President of Northern New Jersey Medical Management, a general partner of a diagnostic imaging center. From 1986 to 1989, Mr. Findlay was President of Advacare, Inc., a practice management and physician billing company. He was co-founder and President of Effective Management Services, Inc., from 1984 to 1986, which provided facilities management and custom programming for hospitals, universities and physician groups. Mr. Findlay, from 1984 to 1986, was also co-founder and President of Medical Accounts Management Services, a software development company. From 1984 to 1986, Mr. Findlay was chief operating officer of NMR of America, Inc., a publicly traded company engaged in operating MRI sites. Mr. Findlay, from 1972 to 1986, was President and co-owner of Medical Billing Services, Inc.

Patrick O'Connor has been President of the Company since January 1, 1996. Mr. O'Connor has been President and co-founder of Medical Marketing and Management Inc., a wholly-owned subsidiary of the Company since its inception in October 1994. From October 1994 to December 1995, Mr. O'Connor was Vice President of sales, marketing and project development for the company. Mr. O'Connor from August 1982 to October 1994 was an MRI Specialist, Account Executive and Account Specialist for Picker International.

Jan Goldberg is a co-founder and was Secretary, Treasurer and Director of the Company until November, 1992. Since November 1992, Mr. Goldberg has been the Vice President, Treasurer and Director of the Company. From 1989 to 1990, Mr. Goldberg was founder and President of GPM, Inc., a physician billing organization with offices in Florida and New York. From 1987 to 1988, Mr. Goldberg was operations manager for Advacare, Inc., a practice management and physician billing company. From 1984 to 1987, Mr. Goldberg was manager of a multi-specialty radiology practice, BBS Billing, Inc. an east coast diagnostic physician group which had contracts with hospitals in New York as well as their own private offices and outpatient facilities. From 1974 to 1984, Mr. Goldberg held various positions with Blue Cross as well as with hospitals in the New York area. Mr. Goldberg was involved in setting up fee-for-service reimbursement systems and was involved in various aspects of hospital administration.

Gregory Maccia is a co-founder of the Company and was Vice President and Director until November, 1992. Since November 1992, Mr. Maccia has been the Vice President, Secretary and a Director of the Company. Mr. Maccia has also been President of Technology Services, Inc., a software design and facilities management company for medical and commercial accounts since 1989. From 1986-1989, Mr. Maccia was Vice President of Advacare, Inc., a national practice management and physician billing company. Since 1986, Mr. Maccia has been co-founder of Northern New Jersey Medical Management, Inc. He was co-founder and Vice President of Medical Accounts Management Services, Inc. (MAMS) from 1984 to 1986 which developed and sold physician, outpatient and clinical billing software systems. Mr. Maccia, from 1984 to 1986, was co-founder and Vice President of Effective Management Services, Inc. (EMS), which provided custom programming and facilities management with contracts to hospitals and universities in the tri-state area as well as collection agencies and non-medical entities. From 1977 to 1984, Mr. Maccia owned and managed his own consulting company.

Elli Pittas has been Vice President of Operations and a Director for the Company since May 1994. From April 1991 to April 1994, Ms. Pittas was employed with the Company as Site Manager. Ms. Pittas from 1980 to 1991 was employed as a data coordinator by Advacare Inc., a national practice management and physician billing company.

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth the executive compensation and distribution paid to each executive officer of the Company during the year ended December 31, 1996.

                         EXECUTIVE COMPENSATION TABLE

------------------------------------------------------------------------------------------------
                        Annual Compensation                    Long-Term Compensation
------------------------------------------------------------------------------------------------
Name and                                                 Restricted
Principal          Fiscal                       Other      Stock   Options/   LTIP   All other
Other Position      Year    Salary    Bonus  Compensation  Awards   SARSs   Payouts Compensation
------------------------------------------------------------------------------------------------
Roger Findlay
Chairman of the
Board of Directors  1996   $111,538    --       $5,916       --       --       --        --

Patrick O'Connor
President           1996   $129,712    --       $5,916       --       --       --        --

Gregory Maccia
Vice President,
Secretary
and Director        1996    $ 85,000   --       $5,846       --       --       --        --

Jan Goldberg
Vice President,
Treasurer
and Director        1996    $ 85,000   --       $4,421       --       --       --        --

Elli Pittas
Vice President of
Operations and
Director            1996    $ 47,497   --         $0         --       --       --        --
------------------------------------------------------------------------------------------------

(1) The above compensation figures include the cost to the Company of the use of automobiles leased by the Company, the cost of benefits, including premiums for life insurance and any other personal benefits provided by the Company to such persons in connection with the Company's business and directors fees.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock with respect to the beneficial ownership of shares of Common Stock, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; and (iii) all directors and officers of the Company as a group.

          Name                        Amount
          and Address                 and Nature
          of Beneficial               of Beneficial
          Owner                       Ownership(1)
          -------------               ------------

          Roger Findlay                  236,096
          29 Oak Knoll Road
          Mendham, New Jersey

          Jan Goldberg                   236,091
          555 North Avenue
          Fort Lee, New Jersey

          Gregory Maccia                 236,091
          41 Mount Pleasant Rd.
          Morristown, New Jersey

          Elli Pittas                          0
          149 Combs Hollow Road
          Randolf, New Jersey

          Patrick O'Connor                     0
          255 Serpentine Drive
          Bayville, New Jersey

          Officers and Directors         702,278
          as a group (5 Persons)

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

     Messrs. Findlay, Goldberg, and Maccia may be deemed "Parents" and "Founders" of the Company as those terms are defined under the Securities Act of 1933, as amended.

Item 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

On October 15, 1992, the Company initially issued an additional 2,245,000 shares of common stock. Officers of the Company have received shares, for an aggregate value of $57,500 as follows: Roger Findlay (589,635 shares), Jan Goldberg (589,630 shares) and Gregory Maccia (589,630 shares). These shares were issued pursuant to a recapitalization of the Company.

Doctors Imaging Associates, a Joint Venture whose financial statements are consolidated with those of the Company has received net non-interest bearing advances from Doctors Imaging Associates, Inc., a joint venture, totaling $225,717 and 240,751 at December 31, 1995 and December 31, 1994, respectively. Doctors Imaging Associates, Inc. is obligated to advance up to $250,000 from time to time for working capital as the Company deems necessary. These advances are to be repaid prior to any distribution of profits to the joint venturers.

Messrs. Findlay and Maccia who are officers and directors of the Company are also general partners in a limited partnership which engages in diagnostic imaging. This limited partnership concerns only one site, which is located at Union, New Jersey and provides ultrasound, mammography, fluoroscopy and nuclear medicine only. However, the limited partnership does not lease MRI and CT equipment. Therefore, it is managements belief that there is no competition between the Company and the limited partnership. Moreover, no conflict of interest exists for Messrs. Findlay and Maccia as officers of the Company and general partners of the limited partnership. There are no leasing transactions between the Company and the limited partnership. To date there has been no transactions between the limited partnership and the Company.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)  The following documents are filed as a part of this Report:

          1. Financial Statements. A list of financial statements is contained in "Modern Medical Modalities Corporation Index to Financial Statements" on page 37 hereof.

          2. Exhibits. Not Applicable.

(b)  Reports on Form 8-K

On January 17, 1997, Company dismissed DDK & Company LLP, located at 1500 Broadway - 12th Floor, New York, New York 10036, as its independent accountant. The Company has engaged Weinick, Sanders & Co. LLP, located at 1515 Broadway, New York, New York 10036, as its new certified public accountants. In connection with the two most recent fiscal years and subsequent interim period preceding DDK & Company LLP's dismissal, there were no disagreements with DDK & Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. DDK & Company LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified.

(c)  Exhibits.  Not Applicable.

                                   Item 14(a)

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 1996

                                    I N D E X

                                                                        Page No.
                                                                        --------



INDEPENDENT AUDITORS' REPORT OF WEINICK, SANDERS & CO. LLP..........    F-1

INDEPENDENT AUDITOR'S REPORT OF DDK & COMPANY LLP ..................    F-2

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as at December 31, 1996 and 1995 .. F-3 - F-4

     Consolidated Statements of Operations
       For the Years Ended December 31, 1996, 1995 and 1994 ........ F-5 - F-6

     Consolidated Statements of Stockholders' Equity
       For the Years Ended December 31, 1996, 1995 and 1994 ........    F-7

     Consolidated Statements of Cash Flows
       For the Years Ended December 31, 1996, 1995 and 1994 ........ F-8 - F-10

     Notes to Financial Statements ................................. F-11 - F-25

INDEPENDENT AUDITORS' REPORT ON ACCOMPANYING INFORMATION
  OF WEINICK, SANDERS & CO. LLP ....................................   F-26

INDEPENDENT AUDITORS' REPORT ON ACCOMPANYING INFORMATION
  OF DDK & COMPANY LLP .............................................   F-27

     Schedule VIII - Valuation and Qualifying Accounting ...........   F-28

  Weinick, Sanders & Co. LLP
 CERTIFIED PUBLIC ACCOUNTANTS
                                                             1515 BROADWAY
                                                       NEW YORK, N.Y. 10036-5768
                                                             212-868-3333
                                                           FAX 212-764-3060

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Modern Medical Modalities Corporation

We have audited the accompanying consolidated balance sheet of Modern Medical Modalities Corporation and Subsidiaries as at December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Medical Modalities Corporation and Subsidiaries as at December 31, 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1994, in conformity with generally accepted accounting principles.

                                               /s/ Weinick, Sanders & Co. LLP

New York, N. Y.
March 28, 1997

                           {DDK & COMPANY LETTERHEAD}

                          Independent Auditors' Report

To the Stockholders
Modern Medical Modalities Corporation

     We have audited the accompanying consolidated balance sheet of Modern Medical Modalities Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimated made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Medical Modalities Corporation and subsidiaries as of December 31, 1995, and the consolidated results of their operations, changes in their stockholders' equity and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                   /s/ DDK & Company LLP

DDK & Company LLP
Certified Public Accountants

New York, New York
March 8, 1996

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                      -----------------------
                                                          1996        1995
                                                      -----------  ----------

                                   A S S E T S

Current assets:
  Cash and cash equivalents                           $  642,421   $  984,326
  Accounts receivable (less contractual
    allowances of $2,445,124 and $1,556,114,
    respectively)                                      4,867,242    2,695,096
  Current portion of note receivable from affiliate      600,000    1,100,000
  Loan receivable - affiliate                            225,000         --
  Due from affiliate                                        --        243,556
  Other receivables                                      409,442         --
  Prepaid expenses                                       113,836       77,294
                                                     -----------  -----------
         Total current assets                          6,857,941    5,100,272
                                                     -----------  -----------

Other assets:
  Furniture, fixtures, equipment and
    leasehold improvements (net of accumulated
    depreciation and amortization of $4,759,821
    and $2,569,209, respectively)                     10,043,862   11,051,593
  Note receivable - affiliate,
    net of current portion                               400,000         --
  Goodwill (net of accumulated amortization
    of $47,307)                                        1,371,916         --
  Organization costs (net of accumulated
    amortization of $9,859 and $7,939,
    respectively)                                         12,839       40,928
  Investment in joint ventures                           237,261      164,320
  Investment in and advances to
    unconsolidated affiliate                             306,961         --
  Deposits                                               129,451      181,678
                                                     -----------  -----------
         Total other assets                           12,502,290   11,438,519
                                                     -----------  -----------

                                                     $19,360,231  $16,538,791
                                                     ===========  ===========

          See accompanying notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                      -----------------------
                                                          1996        1995
                                                      -----------  ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                      $  599,750   $  496,750
  Loan payable - joint venturer                          100,467         --
  Loans payable - affiliates                             468,571         --
  Current portion of long-term debt                    2,721,906    1,917,813
  Accounts payable                                     1,259,344      583,355
  Accrued expenses                                       643,183      347,180
  Due to affiliates                                       52,216      109,170
  Deferred income taxes                                  126,310         --
                                                     -----------  -----------
         Total current liabilities                     5,971,747    3,454,268
                                                     -----------  -----------

Other liabilities:
  Long-term debt, net of current portion               7,741,217    7,843,911
  Deferred income taxes                                  858,618      531,669
  Due to joint venturer                                  218,717      225,717
                                                      ----------   ----------
         Total other liabilities                       8,818,552    8,601,297
                                                     -----------  -----------

         Total liabilities                            14,790,299   12,055,565
                                                     -----------  -----------

Minority interest                                        184,939      155,690
                                                     -----------  -----------

Commitments and contingencies                               --           --

Stockholders' equity:
  Common stock - $0.0001 par value,
    Authorized             - 5,000,000 shares
    Issued and outstanding - 3,168,292 shares                317          317
Additional paid-in capital                             3,866,389    4,086,413
Retained earnings                                        518,287      240,806
                                                     -----------  -----------
       Total stockholders' equity                      4,384,993    4,327,536
                                                     -----------  -----------

                                                     $19,360,231  $16,538,791
                                                     ===========  ===========

          See accompanying notes to consolidated financial statements.

               MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Years Ended December 31,
                                            ---------------------------------------
                                               1996           1995          1994
                                            -----------    ----------    ----------
Operating income:
  Net revenue from services                 $11,048,296    $5,546,400    $3,124,920
  Management fees                               283,263       377,591       411,958
  Marketing revenues                            743,355       344,412       120,031
                                            -----------    ----------    ----------

Total operating income                       12,074,914     6,268,403     3,656,909
                                            -----------    ----------    ----------

Operating expenses:
  Selling, general and administrative         6,912,230     4,146,624     2,047,630
  Expenses associated with
    management fee income                       387,429       347,275       277,320
  Expenses associated with
    marketing revenue                           744,015       489,683       135,149
  Bad debts                                      67,582        85,978       103,515
  Depreciation and amortization               1,761,294     1,055,044       550,501
                                            -----------    ----------    ----------

Total operating expenses                      9,872,550     6,124,604     3,114,115
                                            -----------    ----------    ----------

Income from operations                        2,202,364       143,799       542,794
                                            -----------    ----------    ----------

Other income (expenses):
  Interest income                                37,909        68,217        74,724
  Interest expense                         (  1,344,649)  (   933,137)  (   316,361)
  Income from joint ventures                    104,147        54,332        99,937
                                            -----------    ----------    ----------

Total other income (expenses)              (  1,202,593)  (   810,588)  (   141,700)
                                            -----------    ----------    ----------

Income (loss) from continuing operations
  before income tax provision (credit),
  minority interest and net cumulative
  change in accounting principle                999,771   (   666,789)      401,094

Income tax provision (credit)                   455,320   (   243,478)      177,585
                                            -----------    ----------    ----------

Income (loss) from continuing operations
  before minority interest and net cumu-
  lative change in accounting principle         544,451   (   423,311)      223,509

Minority interest                          (    294,625)  (     1,219)   (    1,366)
                                            -----------    ----------     ---------

Income (loss) from continuing operations        249,826   (   424,530)      222,143

Income (loss) from discontinued
  operations, net of income tax effect
  of ($77,866), and $53,450                        -      (   316,524)       71,180
                                            -----------    ----------    ----------

Income (loss) before accounting change          249,826   (   741,054)      293,323
Cumulative change in accounting
  principle, net of income tax
  effect of $72,651                                -             -          112,308
                                            -----------    ----------    ----------

Net income (loss)                           $   249,826   ($  741,054)   $  405,631
                                            ===========    ==========    ==========


          See accompanying notes to consolidated financial statements.

               MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Years Ended December 31,
                                                --------------------------------
                                                 1996         1995         1994
                                                 -----        -----        -----

Earnings per share - primary:

  Income (loss) from continuing operations       $0.08       ($0.13)       $0.08

  Income (loss) from discontinued operations      -          ( 0.10)        0.02

  Income from cumulative change
    in accounting principle                        -            -           0.04
                                                 -----        -----        -----

Net income (loss)                                $0.08       ($0.23)       $0.14
                                                 =====        =====        =====


Earnings per share - fully diluted:

  Income (loss) from continuing operations                   ($0.10)       $0.06

  Income (loss) from discontinued operations                 ( 0.08)        0.02

  Income from cumulative change
    in accounting principle                                     -           0.03
                                                              -----        -----

Net income (loss)                                            ($0.18)       $0.11
                                                              =====        =====

Weighted average common and common
  equivalent shares outstanding:

  Primary                                    3,168,292    3,142,797    2,937,916

  Fully diluted                                           4,177,797    3,859,490

          See accompanying notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                    Additional
                                 Number of  Common   Paid-In     Retained
                                   Shares    Stock   Capital     Earnings      Total
                                 ---------  ------  ----------  ----------  ----------

Balance at December 31, 1993     2,458,335   $246   $  834,880  $  654,098  $1,489,224

Net proceeds from issuance of
  common stock - Initial public
  offering (net of expenses of
  $601,319)                        517,500     52    1,986,129       --      1,986,181

Issuance of common stock -
  Acquisition of
  Prime Contracting Corp.          112,457     11  (        11)      --          --

Net income for the year ended
  December 31, 1994                  --       --         --        405,631     405,631
                                 ---------   ----   ----------  ----------  ----------

Balance at December 31, 1994     3,088,292    309    2,820,998   1,059,729   3,881,036

Adjustment in connection
  with the disposal of
  Prime Contracting Corp.            --       --     1,065,423  (   77,869)    987,554

Issuance of common stock
  Acquisition of certain
  assets and the assumption
  of certain liabilities of
  Central Imaging Partners,
  Limited Partnership               80,000      8      199,992       --        200,000

Net loss for the year ended
  December 31, 1995                  --       --         --    (   741,054)(   741,054)
                                 ---------   ----   ----------  ----------  ----------

Balance at December 31, 1995     3,168,292    317    4,086,413     240,806   4,327,536

Write-down of assets relating
  to the disposal of
  Prime Contracting Corp.            --       --   (   358,000)      --    (   358,000)

Adjustment in connection with
  the sale of 65% of Empire
  State Imaging Associates, Inc.     --       --       137,976      27,655     165,631

Net income for the year
  ended December 31, 1996            --       --         --        249,826     249,826
                                 ---------   ----   ----------  ----------  ----------

Balance at December 31, 1996     3,168,292   $317   $3,866,389  $  518,287  $4,384,993
                                 =========   ====   ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Years Ended December 31,
                                                  ------------------------------------
                                                     1996         1995         1994
                                                  ----------   ----------   ----------
Cash flows from operating activities:
  Net income (loss)                               $  249,826  ($  741,054)  $  405,631
                                                  ----------   ----------   ----------
  Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                  1,761,294    1,055,044      550,501
    Contractual allowances                           889,010      463,774      487,805
    Bad debts                                         67,582       85,978      103,515
    Income from an unconsolidated joint venture  (   104,147) (    54,332) (    99,937)
    Minority interest                                294,625  (    24,838) (    29,418)
    Deferred income taxes                            453,259  (   190,029)     249,986
    Increase (decrease) in cash attributable
        to changes in operating assets and
        liabilities:
      Accounts receivable                        ( 2,703,156) ( 1,646,558) ( 1,037,221)
      Due from affiliate                               --     (   243,556)       --
      Other receivables                          (   409,442)      25,397  (    25,397)
      Prepaid expenses                           (    36,542) (    37,790) (    39,504)
      Security deposits and organization costs        78,396      269,712  (   312,306)
      Distributions from a joint venture              31,206      104,945       70,995
      Due to affiliates                          (    56,954)     109,170        --
      Accounts payable                               675,989      370,086       13,919
      Accrued expenses                               296,023      166,537       49,048
      Income taxes payable                             --     (       250)         225
                                                  ----------   ----------   ----------
  Total adjustments                                1,237,143      453,290  (    17,789)
                                                  ----------   ----------   ----------

Net cash provided by (used in)
  operating activities                             1,486,969  (   287,764)     387,842
                                                  ----------   ----------   ----------

Cash flows from investing activities:
  Payments for acquisition of furniture,
    fixtures, equipment and leasehold
    improvements                                 (   461,453) (   554,112) (   250,296)
  Net assets of discontinued subsidiary                --         105,670  (    71,180)
  Proceeds from note receivable - affiliate          100,000      100,000        --
  Proceeds from loan receivable - affiliate           25,000        --           --
  Purchase of partnership interest -
    net of cash acquired                               3,710        --           --
                                                  ----------   ----------   ----------
Net cash used in investing activities            (   332,743) (   348,442) (   321,476)
                                                  ----------   ----------   ----------

Cash flows from financing activities:
  Line of credit                                     103,000      496,750        --
  Deferred offering costs                              --           --         138,487
  Affiliate advances                                 468,571  (    15,034)      85,476
  Joint venture advances                              93,467        --           --
  Due from managing agent                              --         316,031  (   227,591)
  Due to managing agent                                --     (    64,000)      64,000
  Payments on capitalized lease obligations
    and long-term debt                           ( 2,161,169) ( 1,120,051) (   321,397)
  Issuance of common stock                             --           --       1,986,181
                                                  ----------   ----------   ----------
Net cash (used in) provided by
  financing activities                           ( 1,496,131) (   386,304)   1,725,156
                                                  ----------   ----------   ----------

Net (decrease) increase in cash
  and cash equivalents                           (   341,905) ( 1,022,510)   1,791,522

Cash and cash equivalents at beginning of year       984,326    2,006,836      215,314
                                                  ----------   ----------   ----------

Cash and cash equivalents at end of year          $  642,421   $  984,326   $2,006,836
                                                  ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                                  For the Years Ended December 31,
                                                 ----------------------------------
                                                    1996        1995        1994
                                                 ----------  ----------  ----------

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year:

    Interest                                     $1,285,075  $  993,137  $  316,361
                                                 ==========  ==========  ==========

    Income taxes                                 $    2,091  $      225  $       25
                                                 ==========  ==========  ==========

  Non-cash transactions:
    Capital lease obligation in connection
      with the acquisition of certain assets
      and the assumption of certain liabili-
      ties of Central Imaging Partners,
      Limited Partnership                        $    --     $2,738,834  $    --
                                                 ==========  ==========  ==========

  Common stock to be issued in connection
    with acquisition of assets of Central
    Imaging Partners, Limited Partnership        $    --     $  200,000  $    --
                                                 ==========  ==========  ==========

  Capital lease obligation in connection
    with the construction of MRI Imaging
    Center at Passaic Beth Israel and the
    acquisition of Medical Equipment             $    --     $2,006,860  $    --
                                                 ==========  ==========  ==========

  Capital lease obligation in connection
    with the construction and delivery of
    medical equipment at the Somerset
    Imaging Project                              $    --     $  828,078  $    --
                                                 ==========  ==========  ==========

  Capital lease obligation in connection
    with acquisition of medical equipment
    for Amherst Medical Equipment Leasing Corp.  $    --     $  327,000  $    --
                                                 ==========  ==========  ==========

  Loan payable obligation in connection
    with acquisition of medical equipment
    for Amherst Medical Equipment Leasing Corp.  $    --     $  151,564  $    --
                                                 ==========  ==========  ==========

  Capital lease obligation in connection
    with the acquisition of certain assets
    and assumption of certain liabilities of
    South Jersey Medical Equipment Leasing Corp. $    --     $    --     $1,550,000
                                                 ==========  ==========  ==========

  Common stock to be issued in connection
    with the acquisition of Prime
    Contracting Corp.                            $    --     $    --     $  308,831
                                                 ==========  ==========  ==========

  Note receivable in connection with the
    sale of Prime Contracting Corp.              $    --     $1,100,000  $    --
                                                 ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                                  For the Years Ended December 31,
                                                 ----------------------------------
                                                    1996        1995        1994
                                                 ----------  ----------  ----------

Supplemental Disclosures of Cash Flow Information:
(Continued)

  Loan receivable in connection with the sale
    of Empire State Imaging Associates, Inc.     $  250,000  $    --     $    --
                                                 ==========  ==========  ==========

  Write-down of assets relating to the
    disposal of Prime Contracting Corp.          $  358,000  $    --     $    --
                                                 ==========  ==========  ==========

  Capital lease obligations in connection
    with the acquisition of Sylvania
    Diagnostics, L.P.                            $2,127,366  $    --     $    --
                                                 ==========  ==========  ==========

  Capital lease obligation in connection
    with the acquisition of medical equipment
    for OpenMRI of Morristown, joint venture     $1,149,711  $    --     $    --
                                                 ==========  ==========  ==========

  The Company purchased 50.2% of the outstanding units of Sylvania Diagnostics, L.P.
      In conjunction with the acquisition,
      liabilities were assumed as follows:

    Assets acquired                              $1,966,399  $    --     $    --
    Intangibles                                   1,419,223       --          --
    Cash paid                                   (         1)      --          --
                                                 ----------  ----------  ----------

    Liabilities assumed                          $3,385,621  $    --     $    --
                                                 ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 1 -  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

          (a) Organization and Business:

               Modern Medical Modalities Corporation (the "Company") was incorporated in the State of New Jersey on December 6, 1989. The Company provides high technology medical equipment and management services to hospitals and physicians. Modern Modalities Corporation was incorporated in the State of New Jersey on June 4, 1990, for the same purpose. The two companies had common ownership, directors and officers. In July 1992, the two companies were merged under the laws of the State of New Jersey, by way of an agreement accounted for as a tax-free merger. The surviving corporation is known as Modern Medical Modalities Corporation.

          (b) Basis of Presentation:

               The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing and Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., Medi-Corp., USA, South Jersey Medical Equipment Leasing Corp., Empire State Imaging Associates, Inc., Detex Medical Services, Inc., Amherst Medical Equipment Leasing Corp., Open MRI of Morristown, Inc., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corporation, its majority owned subsidiary, Sylvania Diagnostics L.P., in which the Company has a 50.2% interest, and its majority owned joint ventures, Plainfield MRI Associates, Joint Venture, MRI Imaging Center at PBI, OpenMRI of Morristown, Joint Venture and Doctors Imaging Associates, Joint Venture. The Company has an 84%, 75%, 72%, and 50% interest, respectively, in the joint ventures, by contract manages the joint ventures, is the managing joint venturer and has unilateral control. Investment in an unconsolidated joint venture, Union Imaging Associates, Joint Venture in which the Company has a 10% interest and significant influence, is accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in the consolidation.

NOTE 1 -  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

          (c) Operating Revenues:

               Revenues from services to physicians are recorded at a percentage of the physicians' established rates under a contractual agreement between the Company and the physicians. Under these agreements, the Company participates, on the same percentage basis, with adjustments known as contractual allowances, under third-party reimbursement agreements with the physicians, deducted to arrive at net revenue from services. A schedule of revenue and contractual allowances is as follows:

                                            For the Years Ended December 31,
                                         -------------------------------------
                                            1996          1995         1994
                                         -----------   ----------   ----------

          Revenue from services          $13,492,462   $5,932,326   $4,557,800
          Less:  Contractual
                   allowances              2,444,166      385,926    1,432,880
                                         -----------   ----------   ----------

          Net revenue from services      $11,048,296   $5,546,400   $3,124,920
                                         ===========   ==========   ==========

               Management fees are generated, through a contractual agreement between the Company and a joint venture, Union Imaging Associates, Joint Venture ("Union"), in which the Company owns a minority interest, based on a percentage of cash collections. Under the terms of the joint venture agreement, the Company receives 11.25% of the joint venture's percentage of the cash collections in exchange for managing the joint venture. The Company's responsibilities include the management of all personnel, leasing of operating facilities and equipment, negotiation of contracts, payments of debts and obligations and preparation and review of invoices and claims.

          (d) Reimbursement Contingencies:

               The physicians with which the Company contracts, operate under various payment systems with third-party payors. A substantial portion of the Company's revenues are attributable to payments made by government-sponsored health care programs and other third party payors. The Company receives these payments either directly, in the case of imaging center revenues relating to reimbursable direct patient billings, or indirectly, in the case of technical fee-for-service payments made by hospitals. Any change in reimbursement regulations, or the enactment of legislation, which would have the effect of placing material limitations on the amount of reimbursement for imaging services could adversely affect the operations of the Company. In addition, health care reimbursement programs are not uniformly prompt in making required payments. Extensive payment delays are not uncommon, and the Company's financial resources could be strained while awaiting payment.

NOTE 1 -  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

          (e) Use of Estimates:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          (f) Cash and Cash Equivalents:

               The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company places its cash with high credit quality financial institutions which at times, may be in excess of the FDIC insurance limit.

          (g) Accounts receivable:

               Accounts receivable is stated net of contractual allowances. Based upon its past history, the Company estimates the amount of the accounts receivable it does not expect to receive. The Company values its uncollected accounts receivable as part of its determination of profit and constantly reviews the valuation. The continuing review and gathering of additional information, as well as changing reimbursement rates, may cause adjustments.

          (h) Furniture, Fixtures, Equipment and Leasehold Improvements:

               Furniture, fixtures, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for, generally using the straight-line method over the lease term or the estimated useful lives of the related asset, five to seven years for office equipment and furniture and fixtures, and ten years for medical equipment by charges to income.

          (i) Goodwill:

               The Company recorded goodwill relating to the acquisition of a subsidiary which is being amortized over a period of fifteen years.

          (j) Revenue and Cost Recognition:

               The Company recognizes revenue from services upon performance for medical, management and marketing services for financial statement reporting purposes.

NOTE 1 -  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

          (k) Income Taxes:

               The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which provides for income tax accounting under the asset and liability method and requires adjustment of deferred tax balances for changes in tax laws and rates. The Company reports income on the cash basis for income tax reporting purposes. Provision for income taxes includes federal and state income taxes currently payable and those deferred because of temporary differences arising primarily from the recognition of income on the cash basis for tax purposes versus the accrual basis for financial reporting purposes.

          (l) Earnings Per Share:

               Earnings per share have been computed by dividing the net income by the weighted average number of common stock and common stock equivalent shares outstanding. Common stock and common stock equivalent shares outstanding include shares issued within one year of an initial public offering (IPO), at a price below the IPO price, as outstanding for all periods presented.

          (m) Reclassification:

               Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

          (n) New Accounting Standards:

               The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement establishes accounting standards for the impairment of long-lived assets (including goodwill) to be held and used as well as those to be disposed of. The statement requires management to periodically review these assets in light of certain events or circumstances which may effect the recoverability or carrying value of said assets and to adjust the value downward or to dispose of the asset accordingly. The adoption of this standard did not have a material effect on the Company's financial position or its results of operations.

          (o) Retirement Plan:

               The Company maintains a qualified 401(k) wage deferral plan. Employees may defer a portion of their salary. The Company does not contribute to the plan.

NOTE 2 -  MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS.

               On November 1, 1994, the Company acquired Prime Contracting Corp. ("Prime") in a business combination accounted for as a pooling of interests. Prime is a full service contractor providing turnkey design and construction services, becoming a wholly-owned subsidiary of the Company, through the exchange of 112,457 shares of the Company's common stock (market value of $650,000) for all of the shares of the outstanding stock of Prime. The accompanying consolidated financial statements are based on the assumption that the companies were combined for the full year, and financial statements of prior years have been retroactively restated to give effect to the combination.

               In October 1995, the Company entered into a joint venture agreement with RMC Consulting, Inc. and two individuals to develop a MRI facility located in Morristown, New Jersey. In December 1995, OpenMRI of Morristown, Inc. ("OpenMRI"), a wholly-owned subsidiary of the Company, was assigned the Company's interest in the joint venture. OpenMRI accepted delivery of a new magnetic resonance imaging machine and opened in February 1996. The joint venture shall terminate upon earlier of (i) October 31, 2015; (ii) the sale of the business; or
          (iii) the mutual consent of the joint venturers. The Company has a 72% interest in the profit, obligations and liabilities under the joint venture agreement. The Company and its wholly-owned subsidiary, OpenMRI of Morristown, Inc., entered into an agreement with DVI Financial Services, Inc. ("DVI") to provide permanent financing aggregating $1,187,786 on this new site. This amount is payable over 63 months at monthly payments of $11,158 for the first three months and $25,598 per month for the next 60 months.

               On December 27, 1995, the Company entered into an agreement with a related party to sell all of the common stock of Prime for $1,200,000, payable as follows: $100,000 upon execution, $100,000 at closing and a promissory note bearing interest at prime plus one percent. The note was payable in two installments, $600,000 after six months and $400,000 after one year of the closing date. The Company in 1995 recorded an increase of $987,554 to stockholders' equity which represents the excess of the sale price over the net assets of Prime.

               The agreement was modified in 1996 to extend the note payments of $600,000 to October 1997 and $400,000 to April 1998. Additionally, the modified agreement required the Company to charge $358,000 of receivables from Prime to additional paid-in capital in 1996 as an adjustment to the sale price.

               On December 27, 1996, the Company entered into a stock purchase agreement with a related party to sell 65% of the capital stock of Empire State Imaging Associates, Inc. ("Empire") for $250,000, payable as follows: $25,000 at the closing and nine equal monthly of $25,000 plus interest at prime plus one percent. The Company has recorded an increase of $165,631 to stockholders' equity which represents the excess of the sale price over the net assets of Empire. At December 31, 1996, the Company's investment in Empire is $60,321 and the Company has advances receivable from Empire of $246,640.

               During 1996, the Company incorporated two wholly-owned subsidiaries. Ohio Medical Equipment Leasing Corporation ("OME") was incorporated in the State of Ohio for the purpose of acquiring a majority interest in Sylvania Diagnostics. West Paterson Medical Equipment Leasing Corp. ("WPMEL") was incorporated in the State of New Jersey for the purpose of opening a diagnostic imaging center in West Paterson.

               In July 1996, the Company, through OME, entered into a purchase and consulting agreement with Medical Advances, Inc. ("Medical") to acquire an interest as a general (managing) partner of Sylvania Diagnostics ("Sylvania"), an Ohio Limited Partnership, for one dollar. The interest acquired represents 50.2% of the total units outstanding. Sylvania is a diagnostic imaging center located in Sylvania, Ohio.

               As a result of this acquisition, the Company recorded the difference between the acquisition price of one dollar and the allocated percentage of the cumulative deficit as goodwill and the cumulative allocated losses in excess of basis of the limited partners of Sylvania as an intangible asset as of July 1, 1996, the date of acquisition. All subsequent losses are allocated to the Company with future income first applied to the losses and the remainder against the intangible asset until it is fully recovered. The Company also entered into an agreement with DVI which provides for $135,000 of working capital advances which are only to be used for operating Sylvania. If the Company determines that operating Sylvania is not profitable, DVI will purchase either Sylvania or OME for one dollar. In August 1996, Sylvania entered into a agreement with DVI to refinance equipment and related leasehold improvements in the aggregate amount of $2,127,366. The amount is payable in 64 monthly installments commencing in March 1997 of $20,000 for the first four months and $44,968 over the remaining 60 months. The Company, Sylvania and DVI are presently discussing amending the repayment terms of this obligation. The Company is indemnified for all prior liabilities and obligations of the limited partnership by DVI, an equipment finance company who is the lessor of Sylvania's medical equipment.

               In July 1996, the Company, through its wholly-owned subsidiary WPMEL, entered into a lease and management services agreement with Advanced Imaging & Radiology Associates, P.A. ("M.D."). The agreement provides that WPMEL will lease office space, fixtures and equipment and will provide management services to M.D. over an initial term of five years with a five year renewal option. The site, located in West Paterson, N. J., is a medical practice specializing in diagnostic imaging.

NOTE 3 -  FURNITURE, FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS.

               Furniture, fixtures, equipment and leasehold improvements consist of the following:

                                                           December 31,
                                                    --------------------------
                                                       1996           1995
                                                    -----------    -----------

          Medical equipment                         $13,355,067    $12,047,374
          Building                                      358,066        310,860
          Furniture and fixtures                         69,890        100,956
          Automobiles                                    22,860         22,860
          Leasehold improvements                        997,800      1,138,752
                                                    -----------    -----------
                                                     14,803,683     13,620,802
          Less:  Accumulated depreciation
                   and amortization                   4,759,821      2,569,209
                                                    -----------    -----------

                                                    $10,043,862    $11,051,593
                                                    ===========    ===========

NOTE 4 -  INVESTMENT IN JOINT VENTURE.

               In 1990, the Company acquired a ten percent (10%) interest in Union Imaging Associates, Joint Venture, which it accounts for using the equity method of accounting, due to the significant influence it has on the joint venture as its managing venturer.

               The following is a summary of selected financial information from the financial statements of the joint venture in which the Company has an investment:

                                 Total      Long-Term     Total        Total
                                 Assets       Debt     Liabilities    Capital
                               ----------  ----------   ----------  ----------

          December 31, 1996    $4,339,575  $1,938,137   $3,637,025  $  702,550
          December 31, 1995     3,251,821   1,550,917    1,679,846   1,571,975
          December 31, 1994     4,171,097   1,700,807    2,021,767   2,149,330

                                                                       (10%)
                                             Gross                  Allocations
                                            Revenues    Net Income   of Income
                                           ----------   ----------  ----------

          December 31, 1996                $4,417,540   $1,041,469  $  104,147
          December 31, 1995                 3,127,608      543,317      54,332
          December 31, 1994                 4,170,019      999,374      99,937


NOTE 5 - LINE OF CREDIT.

               In April 1995, the Company secured a line of credit with Summit Bank for $600,000 at the bank's prime rate for commercial borrowers. In April 1996, the Company renewed this line of credit for an additional year. As of December 31, 1996 and 1995, the amount of the liability under the line of credit was $599,750 and $496,750, respectively. The line of credit is secured by a certificate of deposit in the amount of $600,000.

NOTE 6 - LONG-TERM DEBT.

                 Long-term debt consists of the following:

                                                            December 31,
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------

                   Capitalized lease obligations (a)  $9,296,467    $9,471,392
                   Accounts receivable financing (b)     686,173         --
                   Construction (financing)                --          290,332
                   Other (c)                             480,483         --
                                                      ----------    ----------
                                                      10,463,123     9,761,724
                   Less:  Amounts due in one year      2,721,906     1,917,813
                                                      ----------    ----------

                                                      $7,741,217    $7,843,911
                                                      ==========    ==========

          (a) Capitalized Lease Obligations:

               The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment. The depreciation expense for these assets for the years ended December 31, 1996, 1995 and 1994 are $1,490,620, $879,858 and $478,888,
          respectively. The related cost and accumulated depreciation for this equipment at December 31, 1996 and 1995 are as follows:

                                                           December 31,
                                                    --------------------------
                                                        1996          1995
                                                    -----------    -----------

          Cost                                      $14,893,560    $12,152,085
          Less:  Accumulated depreciation             3,734,538      2,243,918
                                                    -----------    -----------

                                                    $11,159,022    $ 9,908,167
                                                    ===========    ===========

          (b) Accounts Receivable Financing:

               The Company entered into two separate agreements with DVI to finance up to $1,500,000 of the accounts receivable balances from two of the Company's subsidiaries and one of its joint ventures and $1,500,000 of the accounts receivable balance from the Company's unconsolidated joint venture. The agreements extend to March and June 1998, respectively, with consecutive one year renewal terms. The agreements are non-cancelable, except in the event of a default by the Company. At December 31, 1996, the amounts financed under these agreements totalled $686,173 and $1,093,841, respectively. The Company has guaranteed the $1,500,000 financing line of credit of the unconsolidated joint venture. The unconsolidated joint venture has loaned the Company $100,467 from the proceeds of this line of credit.

          (c) Other:

               Sylvania Diagnostics limited partnership at December 31, 1996 is obligated for notes payable incurred prior to the Company's acquiring its 50.2% interest. The Company has an agreement in which DVI indemnifies the Company for these notes as well as all other pre-acquisition debts of Sylvania Diagnostics. The notes payable at December 31, 1996 are as follow:

          (i)       Note payable to a bank which was due on March
                    14, 1996. The bank has not called the note
                    and is negotiating with the Company, Sylvania
                    and DVI to schedule repayment terms. The note
                    bears interest at 2.5% over prime. The note
                    is col- lateralized by substantially all of
                    the assets of Sylvania.                           $249,500

          (ii)      Note payable to a professional corporation in
                    equal monthly installments of $5,000
                    including interest at 9.4% through July 2000.      183,080

          (iii)     Installment note payable to a bank in equal
                    monthly installments of $1,302 including
                    interest at 2% over prime through August 2000
                    and a final payment in September 2000 of the
                    remaining balance.                                  47,903
                                                                      --------

                                                                      $480,483
                                                                      ========

               The following is a schedule by year of future minimum lease payments under the terms of these leases, together with the present value of the net future minimum lease payments as of:

                                                           December 31,
                                                    --------------------------
                                                       1996           1995
                                                    -----------    -----------

                        1996                        $     --       $ 2,973,585
                        1997                          3,212,855      2,906,157
                        1998                          3,122,505      2,869,807
                        1999                          2,722,655      2,433,242
                        2000                          1,740,552        992,311
                 2001 and thereafter                    667,358          --
                                                    -----------    -----------

          Total future minimum lease payments        11,465,925     12,175,102
          Less:  Amounts representing interest        2,169,458      2,703,710

               Present value of future
               minimum lease payments                 9,296,467      9,471,392

               Less:  Current portion                 2,026,482      1,866,230
                                                    -----------    -----------

               Non-current portion of future
                 minimum lease payments             $ 7,269,985    $ 7,605,162
                                                    ===========    ===========

               The future principal payments for long-term debt are as follows:

                                                            December 31,
                                                     -------------------------
                                                        1996           1995
                                                     -----------    ----------

                           1996                      $     --       $1,917,813
                           1997                        2,721,905     2,163,008
                           1998                        3,225,816     2,400,921
                           1999                        2,385,084     2,249,020
                           2000                        1,578,420     1,030,962
                   2001 and thereafter                   551,898         --
                                                     -----------    ----------

                                                     $10,463,123    $9,761,724
                                                     ===========    ==========

NOTE 7 -  STOCKHOLDERS' EQUITY.

               In February 1994, the Company completed an initial public offering of its securities pursuant to the Securities Act of 1993 (as amended) from which it received proceeds of $1,986,181, net of commissions and expenses of the offering of $601,319. The offering included the sale of 517,500 units including the underwriters' over-allotment of 67,500 units at a selling price of $5.00 per unit. Each unit consisted of one (1) share of the Company's $0.0001 par value common stock ("Common Stock"), one (1) Class A Redeemable Common Stock Purchase Warrant ("A Warrant") and one (1) Class B Redeemable Common Stock Purchase Warrant ("B Warrant"). Each A Warrant entitles the holder to purchase one (1) share of Common Stock for a period, as extended, ending in August 1997 at a price of $6.50. Each B Warrant entitles the holder to purchase one (1) share of Common Stock for a period, as extended, ending in February 1998 at a price of $8.00.

NOTE 8 -  INCOME TAXES.

               The Company does not report income, for income tax reporting purposes, on the consolidated or accrual basis. Deferred income taxes payable at December 31, 1996 and 1995 of $984,928 and $531,669,
          respectively, represent temporary differences arising primarily from the recognition of income on the cash receipts and cash disbursements basis of accounting for income tax reporting purposes at the statutory rates of 34% for federal income tax purposes and 9% for state income tax purposes, which are expected to be realized in future years, thus, no valuation allowance has been provided.

               The Company has recorded income tax provision (credit) at December 31, 1996, 1995 and 1994 of $455,350, ($243,478) and $177,585,
          respectively. The Company has a net operating loss carry-forward for federal income tax purposes which are available to offset future taxable income of $3,171,000 through 2010.

               The following is a reconciliation for the U.S. federal statutory tax rate and the apparent tax rate:

                                                     1996      1995      1994
                                                    ------    ------    ------

                   U.S. Federal statutory rate       34.0%    (34.0%)    34.0%
                   State taxes                        6.0     ( 6.0)      9.0
                   Goodwill amortization              1.6       --        --
                   Other                              3.9       3.5       1.3
                                                     ----      ----      ----

                   Apparent tax rate                 45.5%    (36.5%)    44.3%
                                                     =====     =====     =====

               Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                           1 9 9 6
                                           -------

                                                            Deferred Tax
                                           Gross      ------------------------
                 Items                     Amount        Asset     Liabilities
                 -----                   ----------   ----------   -----------

          Net revenues                   $4,867,242   $    --      $1,943,976
          Other receivables                 409,442        --         163,531
          Operating expenses              1,788,721      714,415        --
          Depreciation                    2,149,769        --         858,618
          Net operating loss
            carryforwards                 3,171,713    1,266,782        --
                                                      ----------   ----------

          Subtotal                                     1,981,197    2,966,125
          Valuation allowances                             --           --
                                                      ----------   ----------

          Total deferred taxes                        $1,981,197   $2,966,125
                                                      ==========   ==========

                                           1 9 9 5
                                           -------

                                                            Deferred Tax
                                           Gross      ------------------------
                 Items                     Amount        Asset     Liabilities
                 -----                   ----------   ----------   -----------

          Net revenues                   $2,695,096   $    --      $1,158,891
          Operating expenses                853,241      366,894        --
          Depreciation                      234,823      100,974        --
          Net operating loss
            carryforwards                   370,590      159,354        --
                                                      ----------   ----------

          Subtotal                                       627,222    1,158,891
          Valuation allowances                             --           --
                                                      ----------   ----------

          Total deferred taxes                        $  627,222   $1,158,891
                                                      ==========   ==========

               The Company has recorded current and deferred income taxes as follows:

                                                  Years Ended December 31,
                                              --------------------------------
                                                1996        1995        1994
                                              --------    --------    --------

                   Current:
                     Federal                  $  --       $  --       $  --
                     State                       2,091       --            250
                                              --------    --------    --------

                   Total                      $  2,091    $  --       $    250
                                              ========    ========    ========

                   Deferred:
                     Federal                  $385,829   ($188,618)   $192,827
                     State                      67,400   (  54,860)     57,159
                                              --------    --------    --------

                   Total                      $453,229   ($243,478)   $249,986
                                              ========    ========    ========


NOTE 9 -  RELATED PARTY TRANSACTIONS.

          Advances to Joint Venturer:

               A majority-owned joint venture, Doctors Imaging Associates, Joint Venture, has received non-interest bearing advances from one of the joint venturers totaling $218,717 and $225,717 at December 31, 1996 and 1995, respectively. The joint venturer is obligated to advance up to $250,000 from time to time for working capital as the Company deems necessary. These advances are to be repaid prior to any distributions of profits to the joint venturers.

NOTE 10 - CHANGE IN ACCOUNTING PRINCIPLE.

               Effective January 1, 1994, the Company changed its method of recognizing management fee income to more accurately reflect current earned income. Management fee income from the Company's minority-owned joint venture, Union Imaging Associates, Joint Venture was recorded on a method approximating the cash basis. Since the Company has provided substantially all of the stipulations of the management contract, management fees will now be recorded as income purely on the accrual basis.

               The cumulative effect of the change in accounting principle is $184,959 (or $112,308, net of income taxes). This change, if reflected retroactively, would effect income as follows:

                    Year Ended                    Income      Net
                   December 31,       Amount      Taxes      Effect
                   ------------      --------    -------    --------

                       1990          $  1,881    $   739    $  1,142
                       1991            90,138     35,406      54,732
                       1992            75,848     29,793      46,055
                       1993            17,092      6,713      10,379
                                    ---------    -------    --------

                      Total          $184,959    $72,651    $112,308
                                     ========    =======    ========

NOTE 11 - COMMITMENTS AND CONTINGENCIES.

          (a) Real Estate Leases:

               One of the Company's majority-owned joint ventures, Doctors Imaging Associates, Joint Venture, leases a facility under a non-cancelable lease which expires in 1999. The facility is located in Bowie, Maryland and the lease includes a three-year option to renew, with monthly rental payments of $6,187, plus utilities and escalations based upon increase in the consumer price index (CPI).

               The Company also leases its main administrative offices, located in Morristown, New Jersey, from a related party under a month-to-month agreement treated as an operating lease for a monthly rental payment of approximately $6,000. In addition, the Company is obligated under various other leases for its facilities. The future minimum lease payments for all locations under their respective leases as of December 31, 1996 and 1995 are as follows:

                                                            December 31,
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------

                          1996                        $    --       $  497,600
                          1997                           643,562       499,100
                          1998                           523,285       412,400
                          1999                           349,522       306,900
                          2000                           168,300       155,600
                   2001 and thereafter                    63,500         --
                                                      ----------    ----------

                          Total                       $1,748,169    $1,871,600
                                                      ==========    ==========

          (b) Doctors Imaging Associates, Joint Venture:

               The joint venturer which owns the minority 50% interest in the joint venture, has a contract to provide professional radiology services on a percentage basis to the joint venture. In addition, through a separate company with common ownership, the joint venturer also leases space to the joint venture.

          (c) Muhlenberg Regional Medical Center:

               The Company entered into an agreement with Muhlenberg Regional Medical Center (the "Hospital") which provides for the placement of a mobile magnetic resonance imaging ("MRI") unit at the Hospital for five (5) years without rent. In addition, the Company entered into an agreement with an affiliate of the Hospital for certain management services to be provided to the Company for a five (5) year term requiring minimum annual management fees of $50,000. In June 1996, the agreements terminated by their terms.

          (d) Services Support Agreements:

               One of the Company's majority-owned joint ventures, Doctors Imaging Associates, Joint Venture, signed two service support agreements with the equipment manufacturer. The agreements, which commenced January 1, 1993 and August 1, 1993, respectively, are for a period of forty-eight (48) months and provide for monthly maintenance charges of $11,640 and $4,667, respectively. In 1997, the joint venture entered into a new service support agreement.

          (e) Somerset Imaging Project:

               Construction on the Somerset project and the delivery of the equipment was completed on July 14, 1995. Financing has been secured through DVI. Two leases have been secured: the first for the CT Scan and the Radiology/Fluoroscopy room in the amount of $518,106 and payable for the first three months at $5,792 and the next 60 payments at $11,787. The second lease is for construction in the amount of $277,865 payable at $3,106 for the first three months and $6,321 for the next 60 months. A third lease for $32,107 has been arranged for additional construction upgrades not included in the original construction lease and is payable at $359 for the first three months and $730 for the next 60 months.

          (f) Empire State Project:

               In April 1995, the Company founded a New York corporation, Empire State Imaging Associates, Inc. On April 28, 1995, Empire, which is 100% owned by the Company, purchased for $750,000 in cash and $200,000 of the Company's stock, the assets and certain liabilities of Central Imaging Associates, Limited Partnership ("Central Imaging"), an entity that leases MRI, CT and various diagnostic imaging equipment. Empire will provide space, equipment (MRI, CT, Mammography, Ultrasound and Diagnostic Imaging) and nonprofessional services, including management, billing and collection functions to Central Imaging located in Yonkers, New York.

               Empire entered into a Loan and Security Agreement ("Loan Lease") with DVI, dated May 5, 1995, which provides for the purchase of MRI, CT and diagnostic imaging equipment payable over a 60 month term with payments each of $61,350 (the "Basic Rent"), which is being charged as an expense of the business. This equipment is located in Yonkers, New York.

               On December 27, 1996, the Company entered into a stock purchase agreement with a related party, which is a minority stockholder of Prime, to sell 65% of the capital stock of Empire State Imaging Associates, Inc. ("Empire") for $250,000, payable as follows: $25,000 at the closing and nine equal monthly of $25,000 plus interest at prime plus one percent. The Company has recorded an increase of $165,631 to stockholders' equity which represents the excess of the sale price over the net assets of Empire. At December 31, 1996, the Company's investment in Empire is $60,321 and the Company has advances receivable from Empire of $246,640.

          (g) Amherst Project:

               In April 1995, Amherst Medical Equipment Leasing Corporation ("AMHERST"), a wholly-owned subsidiary of the Company, was formed. AMHERST entered into an agreement with Amherst Imaging Associates, P.A., to provide certain non-professional services. In accordance with this agreement, AMHERST has leased space in Amherst, New York, effective July 1, 1995, for a period of five years at a monthly rent of $1,275. On July 17, 1995, the Company entered into an agreement with Magna-Lab, Inc. to purchase a permanent MRI at a cost of approximately $500,000. Financing has been secured through DVI. The lease in the amount of $327,000 is payable over 60 months at a monthly payment of $7,068 commencing on January 1, 1996. Magna-Lab has agreed to accept 18% of the operating income on a cash basis for a five year period to cover the cost of the balance of the machine. This income sharing is for five years and is not to exceed $200,000. As part of the agreement, Magna-Lab agreed to pay the monthly space rent until the MRI is delivered.

NOTE 12 - REPORTABLE EVENTS.

               The consolidated financial statements of the Company as of December 31, 1994, and for the year then ended, were audited by another auditor whose report, dated March 8, 1995, expressed an unqualified opinion of those statements. In August 1995, the auditor was dismissed. The Company engaged a different accounting firm to audit the financial statements of the Company as of December 31, 1995, and for the year then ended. In 1996, the Company engaged its present accountants to audit the financial statements as of December 31, 1996 and for the years ended December 31, 1996 and 1994. There were no disagreements or differences of opinion on any matter of accounting principle or practice, financial statement disclosure or significant accounting estimates between the former auditors and the management of the Company.

               Effective January 1, 1996, Mr Patrick O'Connor became Acting President of the Company replacing Roger Findlay who will continue as Chairman of the Board of Directors and will serve as a consultant to the Company.

           INDEPENDENT AUDITORS' REPORT ON ACCOMPANYING INFORMATION

Our audits of the basic consolidated financial statements as at December 31, 1996, and for the years ended December 31, 1996 and 1994, were made for the purpose of forming an opinion on these financial statements taken as a whole. The information included in Schedule VIII (as required by regulation S-X) on page F-28 is presented for the purpose of additional analysis, and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly presented in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                              /s/ WEINICK, SANDERS & CO. LLP


WEINICK, SANDERS & CO. LLP
Certified Public Accountants

New York, N. Y.
March 28, 1997

                         [DDK & COMPANY LLP LETTERHEAD]

              Independent Auditors' Report on Accompanying Information

     Our audit of the basic consolidated financial statements as of December 31, 1995, and for the year then ended, was made for the purpose of forming an opinion on these financial statements taken as a whole. The information included in Schedule VII (as required by regulations S-X) is presented for the purpose of additional analysis, and is not a required part of the basis financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion, is fairly presented in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                      /S/ DDK & Company LLP

DDK & Company LLP
Certified Public Accountants

New York, New York
March 8, 1996

                                                                   SCHEDULE VIII

               MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTING

                                           Additions
                                      ------------------
                                      Charged
                            Balance   to Costs  Charged
                           Beginning    and     to Other              Balance at
Description                of Period  Expenses  Accounts  Deductions  End of Period
-----------                ---------  --------  --------  ----------  -------------

Contractual allowances:

  Year ended
    December 31, 1996     $1,556,114  $889,010  $  --      $  --         $2,445,124

  Year ended
    December 31, 1995     $1,092,340  $463,774  $  --      $  --         $1,556,114

  Year ended
    December 31, 1994     $  604,535  $487,805  $  --      $  --         $1,092,340

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    MODERN MEDICAL MODALITIES CORPORATION

By  /s/Patrick O'Connor
    -----------------------------------
       Patrick O'Connor
       President

Date April 14, 1997
    -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/Patrick O'Connor
    ----------------------------------------------------
       President

Date April 14, 1997
    ----------------------------------------------------

                                  *     *     *

By  /s/Roger Findlay
    ----------------------------------------------------
       Roger Findlay
       Chairman of the Board of Directors

Date April 14, 1997
    ----------------------------------------------------

                                  *     *     *

By  /s/Gregory Maccia
    ----------------------------------------------------
       Gregory Maccia
       Vice President, Secretary and Director

Date April 14, 1997
    ----------------------------------------------------

                                  *     *     *

By  /s/Jan Goldberg
    ----------------------------------------------------
       Jan Goldberg
       Vice President, Treasurer and Director

Date April 14, 1997
    ----------------------------------------------------

                                  *     *     *

By  /s/Elli Pittas
    ----------------------------------------------------
       Elli Pittas
       Vice President of Operations and Director

Date April 14, 1997
    ----------------------------------------------------