Form 10-Q
period 1997-03-31
MODERN MEDICAL MODALITIES CORP
filed 1997-05-22
CIK 902635

                                      FORM 10-Q


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



(X) Quarterly Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                                For the Quarter Ended

                                    March 31, 1997


(  )     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                        to
                              ----------------------    ---------------------

                                Commission File number

                                       0-23416
                                       -------

                        MODERN MEDICAL MODALITIES CORPORATION
                        --------------------------------------
                (exact name of registrant as specified in its charter)


               NEW JERSEY                             # 22-3059258
--------------------------------------    ------------------------------------
  (state or other jurisdiction of               (I.R.S. Employer I.D.#)
   incorporation or organization)


                95 MADISON AVENUE, SUITE 301 MORRISTOWN, N.J.  07960
------------------------------------------------------------------------------
      (address of principal executive offices)               (zip code)


                                 (201) 538-9955
------------------------------------------------------------------------------
                  Registrant's telephone number, including area code



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X         No
                                              -----------      ----------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.


COMMON STOCK - PAR VALUE $.0001                             3,168,292
-------------------------------                   ----------------------------
             Class                                    Outstanding Shares At
                                                           May 14, 1997

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES








                            PART I - FINANCIAL INFORMATION




                                                                       PAGE NO.


Item 1:  FINANCIAL STATEMENT

            Independent Accountants' Review Report . . . . . . . . .      1

            Consolidated Balance Sheets as at March 31, 1997
              (Unaudited) and December 31, 1996  . . . . . . . . . .     2-3

            Consolidated Statements of Operations For the Three
              Months Ended March 31, 1997 and 1996 (Unaudited) . . .      4

            Consolidated Statements of Cash Flows For the Three
              Months Ended March 31, 1997 and 1996 (Unaudited) . . .     5-6

            Notes to Interim Consolidated Financial Statements
            (Unaudited)  . . . . . . . . . . . . . . . . . . . . . .     7-11

Item 2:     Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . .    12-16


                             PART II - OTHER INFORMATION

Item 1:     Legal Proceedings  . . . . . . . . . . . . . . . . . . .      17

Item 2:     Changes in Securities  . . . . . . . . . . . . . . . . .      17

Item 3:     Defaults upon Senior Securities  . . . . . . . . . . . .      17

Item 4:     Submission of Matters to a Vote of Security Holders  . .      17

Item 5:     Other Information  . . . . . . . . . . . . . . . . . . .      17

Item 6:     Exhibits and Reports on Form 8-K . . . . . . . . . . . .      17

               Signatures  . . . . . . . . . . . . . . . . . . . . .      18

                        INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Modern Medical Modalities Corporation


We have reviewed the consolidated balance sheet of Modern Medical Modalities Corporation and Subsidiaries as at March 31, 1997, and the related consolidated statements of operations, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Modern Modalities Corporation and Subsidiaries as at December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presently herein; and in our report dated March 28, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as at December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The March 31, 1996 financial statements of Modern Medical Modalities Corporation and Subsidiaries were reviewed by other accountants whose report dated May 2, 1996, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

                                        /s/ Weinich, Sanderflo LLP



New York, N. Y.
May 9, 1997

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                                       March 31,   December 31,
                                                        1997           1996
                                                  --------------   ------------
                                                    (Unaudited)

                                     A S S E T S
                                     -----------

Current assets:
  Cash and cash equivalents                        $   147,910    $    42,421
  Restricted cash for line of credit repayment         600,000        600,000
  Accounts receivable (less contractual
     allowances of $2,592,254 and $2,445,124,
     respectively)                                   5,485,045      4,867,242
  Current portion of note receivable
     from affiliate                                    600,000        600,000
  Current portion of note receivable                     9,127           -
  Loan receivable - affiliate                          175,000        225,000
  Other receivables                                    317,774        409,442
  Prepaid expenses                                      58,226        113,836
                                                   -----------    -----------
       Total current assets                          7,393,082      6,857,941
                                                   -----------    -----------

Other assets:
  Furniture, fixtures, equipment and
     leasehold improvements (net of accumulated
     depreciation and amortization of $5,152,250
     and $4,759,821, respectively)                   9,671,535     10,043,862
  Note receivable - affiliate,
     net of current portion                            400,000        400,000
  Note receivable, net of current portion              144,003           -
  Goodwill (net of accumulated amortization
     of $70,961 and $47,307, respectively)           1,348,262      1,371,916
  Organization costs (net of accumulated
     amortization of $10,993 and $9,859,
     respectively)                                      11,705         12,839
  Investment in joint ventures                         267,292        237,261
  Investment in and advances to
     unconsolidated affiliate                          481,713        306,961
  Deposits                                             125,914        129,451
                                                   -----------    -----------
       Total other assets                           12,450,424     12,502,290
                                                   -----------    -----------

                                                   $19,843,506    $19,360,231
                                                   -----------    -----------
                                                   -----------    -----------



               See accompanying independent accountants' review report
                   and notes to consolidated financial statements.

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                                      March 31,   December 31,
                                                       1997           1996
                                                    -----------   ------------
                                                    (Unaudited)


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------


Current liabilities:
  Cash overdraft                                   $    45,214    $      -
  Line of credit                                       599,750        599,750
  Loan payable - joint venturer                        110,467        100,467
  Loans payable - affiliates                           401,162        468,571
  Current portion of long-term debt                  2,627,354      2,721,906
  Accounts payable                                   1,578,897      1,259,344
  Accrued expenses                                     726,351        643,183
  Due to affiliates                                       -            52,216
  Deferred income taxes                                126,310        126,310
                                                   -----------    -----------
       Total current liabilities                     6,215,505      5,971,747
                                                   -----------    -----------

Other liabilities:
  Long-term debt, net of current portion             7,519,559      7,741,217
  Deferred income taxes                                614,318        858,618
  Due to joint venturer                                218,717        218,717
                                                   -----------    -----------
       Total other liabilities                       8,352,594      8,818,552
                                                   -----------    -----------

       Total liabilities                            14,568,099     14,790,299
                                                   -----------    -----------

Minority interest                                      532,250        184,939
                                                   -----------    -----------

Commitments and contingencies                             -              -

Stockholders' equity:
  Common stock, $0.0001 par value,
     Authorized - 5,000,000 shares
     Issued and outstanding - 3,168,292 shares             317            317
  Additional paid-in capital                         3,866,389      3,866,389
  Retained earnings                                    876,451        518,287
                                                   -----------    -----------
       Total stockholders' equity                    4,743,157      4,384,993
                                                   -----------    -----------

                                                   $19,843,506    $19,360,231
                                                   -----------    -----------
                                                   -----------    -----------




               See accompanying independent accountants' review report
                   and notes to consolidated financial statements.

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                           FOR THE THREE
                                                           MONTHS ENDED
                                                              MARCH 31,
                                                    --------------------------
                                                         1997         1996
                                                    ----------     -----------

Operating income:
  Net revenue from services                         $2,590,687     $1,909,749
  Management and marketing fees                        205,820        219,276
                                                   -----------    -----------
Total operating income                               2,796,507      2,129,025
                                                   -----------    -----------

Operating expenses:
  Selling, general and administrative                1,535,298      1,176,661
  Expenses associated with management
    and marketing fee income                           164,534        243,852
  Bad debts                                              7,117         19,328
  Depreciation and amortization                        417,216        368,236
                                                   -----------    -----------
Total operating expenses                             2,124,165      1,808,077
                                                   -----------    -----------

Income from operations                                 672,342        320,948
                                                   -----------    -----------

Other income (expenses):
  Interest income                                        7,014         10,948
  Interest expense                                 (   263,635)   (   333,278)
  Miscellaneous income                                  30,293         66,082
  Income from a joint venture                           48,172         36,548
  Income from minority owned subsidiary                 21,404           -
  Gain on sale of subsidiary                           252,076           -
                                                   -----------    -----------
Total other income (expenses)                           95,324    (   219,700)
                                                   -----------    -----------

Income before income taxes and minority interest       767,666        101,248

Provision for income taxes                             337,690          6,055
                                                   -----------    -----------

Income before minority interest                        429,976         95,193

Minority interest                                       71,812         81,105
                                                   -----------    -----------

Net income                                          $  358,164     $   14,088
                                                   -----------    -----------
                                                   -----------    -----------

Earnings per share - primary:

  Net income                                            $.11          $-Nil-
                                                        ----          ------
                                                        ----          ------

Number of shares outstanding:

  Primary                                            3,168,292      3,168,292
                                                    ----------     ----------
                                                    ----------     ----------

               See accompanying independent accountants' review report
                   and notes to consolidated financial statements.

                   MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                                        FOR THE THREE
                                                                        MONTHS ENDED
                                                                          MARCH 31,
                                                                  ------------------------
                                                                    1997           1996
                                                                  ---------     ----------
Cash flows from operating activities:
  Net income                                                     $  358,164     $   14,088
                                                                 ----------     ----------
  Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                  417,216        368,236
     Contractual allowances                                         147,130        492,028
     Bad debts                                                        7,117         19,328
     Income from an unconsolidated joint venture                (    48,172)   (    36,548)
     Minority interest                                              347,311         77,103
     Deferred income taxes                                      (   244,300)         4,211
     Income from unconsolidated affiliate                       (    21,404)          -
     Increase (decrease) in cash attributable to
         changes in operating assets and liabilities:
       Accounts receivable                                      (   772,050)   ( 1,104,647)
       Due from affiliate                                              -       (   100,698)
       Other receivable                                              91,668           -
       Prepaid expenses                                              55,610         33,903
       Deposits                                                       3,537    (    47,444)
       Distributions from a joint venture                            18,141         18,000
       Due to affiliate                                         (    52,216)   (   109,170)
       Accounts payable                                             319,553        265,869
       Accrued expenses                                              83,168    (   107,435)
       Advances to unconsolidated affiliate                     (   153,348)          -
                                                                 ----------     ----------
  Total adjustments                                                 198,961    (   227,264)
                                                                 ----------     ----------

Net cash provided by (used in) operating activities                 557,125    (   213,176)
                                                                 ----------     ----------
Cash flows from investing activities:
  Acquisition of property assets                                (    20,101)   (    75,297)
  Proceeds from loan receivable - affiliate                          50,000           -
  Issuance of note receivable                                   (   153,130)          -
  Proceeds from note receivable - affiliate                            -           100,000
                                                                 ----------     ----------
Net cash provided by (used in) operating activities             (   123,231)        24,703
                                                                 ----------     ----------

Cash flows from financing activities:
  Line of credit                                                       -            93,000
  Proceeds from long-term debt                                      158,414         58,140
  Joint venture advances                                             10,000           -
  Payments on affiliates advances                               (    67,409)          -
  Cash overdraft                                                     45,214           -
  Payments on capitalized lease obligations
     and long-term debt                                         (   474,624)   (   341,176)
                                                                 ----------     ----------
Net cash provided by (used in) financing activities             (   328,405)   (   190,036)
                                                                 ----------     ----------

Net increase (decrease) in cash and cash equivalents                105,489    (   378,509)

Cash and cash equivalents at beginning of period                     42,421        984,326
                                                                 ----------     ----------

Cash and cash equivalents at end of period                       $  147,910     $  605,817
                                                                 ----------     ----------
                                                                 ----------     ----------

               See accompanying independent accountants' review report
                   and notes to consolidated financial statements.

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                     (Unaudited)







                                                            FOR THE THREE
                                                            MONTHS ENDED
                                                              MARCH 31,
                                                      ------------------------
                                                          1997        1996
                                                      -----------   ----------

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period:

    Interest                                           $  261,214  $  337,182
                                                       ----------  ----------
                                                       ----------  ----------

    Income taxes                                       $    1,872  $    1,847
                                                       ----------  ----------
                                                       ----------  ----------


  Non-cash transactions:

    Capital lease obligation in connection with
      acquisition of medical equipment for Open
      MRI of Morristown                                $     -     $  876,461
                                                       ----------  ----------
                                                       ----------  ----------












               See accompanying independent accountants' review report
                   and notes to consolidated financial statements.

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                    MARCH 31, 1997
                                     (Unaudited)





NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION.

               Modern Medical Modalities Corporation (the "Company") was incorporated in the State of New Jersey on December 6, 1989. The Company provides high technology medical equipment and management services to hospitals and physicians.

               The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing and Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., Medi-
Corp., USA, South Jersey Medical Equipment Leasing Corp., Detex Medical Services, Inc., Amherst Medical Equipment Leasing Corp., OpenMRI of Morristown, Inc., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corporation, its majority owned subsidiary, Sylvania Diagnostics L.P., in which the Company has a 50.2% interest, and its majority owned joint ventures, Plainfield MRI Associates, Joint Venture, MRI Imaging Center at PBI, OpenMRI of Morristown, Joint Venture and Doctors Imaging Associates, Joint Venture. The Company has an 84%, 75%, 72%, and 50% interest, respectively, in the joint ventures, by contract manages the joint ventures, is the managing joint venturer and has unilateral control. Investments in unconsolidated minority-owned subsidiaries, Empire State Imaging Associates, Inc. and OpenMRI and Diagnostic Services of Toms River, Inc., in which the Company has a 35% and 25% interest and significant influence, is accounted for under the equity method.

               The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-K for the year ended December 31, 1996.

               The financial statements for the three months period ended March 31, 1997 and 1996 have not been audited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments and accruals, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as at March 31, 1997 and the results of its operations for the three month periods ended March 31, 1997 and 1996 and statements of cash flows for the three months periods ended March 31, 1997 and 1996. The results for the three months period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

               The accounting policies followed by the Company are set forth in
     Note 1 to the Company's financial statements included in its Annual Financial Statement filed on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein.

               Included in intangible assets is goodwill related to the acquisition of Sylvania Diagnostics. Goodwill is amortized over 15 years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

               The carrying amounts of cash, amounts receivable, short-term notes receivable, accounts payable, and short-term debt approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. It was not practicable to estimate the fair value of long-term notes receivable and long-term debt because quoted market prices do not exist and an estimate could not be made through other means without incurring excessive costs.

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

               Certain items in the 1996 financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on the financial position, net income or stockholders' equity for the periods presented.



NOTE 2 -  EARNINGS PER SHARE.

               Earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalent shares outstanding during each period.

               Common stock and common stock equivalent shares outstanding include shares issued within one year of an initial public offering (IPO), at a price below the IPO price, as outstanding for all periods presented. Earnings per share - fully diluted for the three months ended March 31, 1997 and 1996 is not presented in the consolidated statements of operations since it is anti-dilutive.

NOTE 3 -  ACQUISITIONS AND DISPOSAL OF SUBSIDIARY.

               On November 30, 1994 the Company acquired Prime Contracting Corp. (Prime) which was sold on December 27, 1995 to a related party for $1,200,000, payable as follows: $100,000 upon execution, $100,000 at closing and a promissory note bearing interest at prime plus one percent. The note is payable in two installments, $600,000 on October 27, 1997, and $400,000 on April 27, 1998.

               On December 27, 1996, the Company entered into a stock purchase agreement with a related party to sell 65% of the capital stock of Empire State Imaging Associates, Inc. ("Empire") for $250,000, payable as follows:
     $25,000 as the closing and nine equal monthly of $25,000 plus interest at prime plus 1%. The Company has recorded an increase of $165,631 to stockholders' equity which represents the excess of the sale price over the net assets of Empire. At March 31, 1997, the Company's investment in Empire is $99,228 and the Company has advances receivable from Empire of $382,485.

NOTE 4 -  PROPERTY AND EQUIPMENT, NET.

               Property and equipment, consisted of the following:

                                                   March 31,     December 31,
                                                     1997            1996
                                                  -----------    ------------
     (Unaudited)
     Medical equipment                            $13,372,256    $13,355,067
     Buildings                                        358,066        358,066
     Furniture and fixtures                            72,803         69,890
     Automobiles                                       22,860         22,860
     Leasehold improvements                           997,800        997,800
                                                  -----------    -----------
                                                   14,823,785     14,803,683
     Less:  Accumulated depreciation
              and amortization                      5,152,250      4,759,821
                                                  -----------    -----------

                                                  $ 9,671,535    $10,043,862
                                                  -----------    -----------
                                                  -----------    -----------

NOTE 5 -  INVESTMENT IN AN UNCONSOLIDATED JOINT VENTURE.

               Summarized financial information of the unconsolidated joint venture, Union Imaging Associates, Joint Venture, in which the Company has a 10% minority interest is as follows:



                                TOTAL        LONG-TERM        TOTAL          TOTAL
                                ASSETS          DEBT        LIABILITIES     CAPITAL
                              ----------     ----------     -----------    ---------


March 31, 1997 (unaudited)    $5,592,226     $3,132,721     $3,762,240     $1,829,985
December 31, 1996             $4,339,575     $1,938,137     $3,637,025     $  702,550

                                                                              (10%)
                                               GROSS           NET         ALLOCATION
                                              REVENUES        INCOME        OF INCOME
                                             ----------     ----------     ----------

For the three months ended
     March 31, 1997 (unaudited)              $1,466,821     $  481,724     $ 48,172
For the year ended December
     31, 1996                                $4,417,540     $1,041,469     $104,147

NOTE 6 -  LINE OF CREDIT.

               In April 1995, the Company secured a one year line of credit with Summit Bank of New Jersey for $600,000 at the bank's prime rate for commercial borrowers. The line was renewed for an additional year in April 1996. As of March 31, 1997, the amount of the liability under the line of credit was $599,750. The line of credit is secured by a certificate of deposit in the amount of $600.000.

NOTE 7 -  LONG-TERM DEBT.

               Long-term debt consists of the following:
                                              March 31,     December 31,
                                                1997            1996
                                             -----------    ------------
     (Unaudited)
     Capitalized lease obligations (a)      $ 8,975,056     $ 9,296,467
     Accounts receivable financing (b)          704,951         686,173
     Other (c)                                  466,904         480,483
                                            -----------     -----------
                                             10,146,911      10,463,123
     Less:  Amounts due in one year           2,627,354       2,721,906
                                            -----------     -----------
                                            $ 7,519,557     $ 7,741,217
                                            -----------     -----------
                                            -----------     -----------

     (a)  Capital Lease Obligations:

               Capital lease obligations are collateralized by property and equipment having an approximate original cost of $15,000,000 and an approximate net book value of $10,000,000 at March 31, 1997.

     (b)  Accounts Receivable Financing:

               The Company entered into a agreement with DVI Business Credit to finance up to $2,000,000 of the accounts receivable balances from two of the Company's wholly-owned subsidiaries, a minority-owned subsidiary, and two of its majority-owned joint ventures. Advances would bear interest at the prime rate plus 4%. At March 31, 1997, the amount financed under this agreement totalled $1,125,069, including $420,108 owed by the minority-owned subsidiary.

     (c)  Other:

               Sylvania Diagnostics limited partnership at March 31, 1997 is obligated for notes payable incurred prior to the Company's acquiring its 50.2% interest. The Company has an agreement in which DVI indemnifies the Company for these notes as well as all other pre-acquisition debts of Sylvania Diagnostics. The notes payable at March 31, 1997 are as follows:

     (i)    Note payable to a bank which was due on March 14,
            1996.  The bank has not called the note and is
            negotiating with the Company, Sylvania and DVI
            to schedule repayment terms.  The note bears
            interest at 2.5% over prime.  The note is col-
            lateralized by substantially all of the assets
            of Sylvania.                                         $249,500
     (ii)   Note payable to a professional corporation in
            equal monthly installments of $5,000 including
            interest at 9.4% through July 2000.                   172,134
     (iii)  Installment note payable to a bank in equal
            monthly installments of $1,302 including interest
            at 2% over prime through August 2000 and a final
            payment in September 2000 of the remaining balance.    45,270
                                                                 --------

                                                                 $466,904
                                                                 --------
                                                                 --------

NOTE 8 -    GAIN ON SALE OF SUBSIDIARY.

            In February 1997, the Company acquired a 25% interest in OpenMRI and Diagnostic Services of Toms River, Inc. In March 1997, the Company entered into a contract for the sale of its stock in this entity resulting in a gain of $252,076. The proceeds are payable as follows: 25% at closing and a note for 75%, bearing interest at 11% per annum, payable in monthly installments commencing 90 days after the facility opens for business.

Item 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

               The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

               In 1994, Modern Medical Modalities Corporation (the "Company") started Medical Marketing & Management, Inc. which markets not only the sites of the Company, but for other physician groups and hospitals. In November 1994, the Company acquired Prime Contracting Corp. ("Prime"). On December 27, 1995, the Company entered into an agreement with a related party to sell all of the common stock of Prime for $1,200,000.

               In 1995, the Company purchased Empire State Imaging Associates, Inc. ("Empire State"). On December 27, 1996, the Company sold 65% of the common stock of Empire State for $250,000 to a related party. The Company commenced operations during the second, third and fourth quarters of 1995 and the first quarter of 1996, respectively, at sites located in Passaic and Somerset, New Jersey; Amherst, New York; and Morristown, New Jersey. During the third quarter of 1996, the Company, through its wholly-owned subsidiary, West Paterson Medical Equipment Leasing Corp. ("WPMEL"), entered into a lease and management services agreement at a site specializing in diagnostic imaging located in West Paterson, New Jersey.
     In addition, the Company through its wholly-owned subsidiary, Ohio Medical Equipment Leasing Corporation ("OME"), entered into a purchase and consulting agreement to acquire a 50.2% interest as a general (managing) partner of a diagnostic imaging center located in Sylvania, Ohio. Many of the fluctuations on the line items on the balance sheets and the statements of operations are directly attributable to the acquisition and start-up of these entities.

     Results of Operations:


               For the three months ended March 31, 1997 as compared to the three months ended March 31, 1996:

               Revenues for Modern Medical Modalities Corporation and subsidiaries aggregated $2,797,000 in 1997 as compared to $2,129,000 in 1996. The increase in revenues (31.4%) is directly attributable to an increase in patient service revenues of $681,000 primarily from new sites in operation in 1997.

               Operating expenses for 1997 were $2,124,000 (76.0% of operating revenues) as compared to $1,808,000 (84.9% of operating revenues) in 1996. This increase of $316,000 (17.5%) is primarily the result of an increase in selling, general and administrative expenses of $358,000 due to the new sites in operation in 1997.

     Expenses Associated with Management and Marketing Fee Income:

               Expenses associated with management and marketing fee income decreased by $79,000 (32.4%) to $165,000 in 1997. This decrease is attributable to a reallocation of certain expenses directly to the Company's various MRI sites.

     Interest Expense:

               Interest expense, net of a decrease in interest income of $4,000 has decreased by $65,000 when comparing 1997 and 1996. This decrease is attributable primarily to the financing of equipment at Empire State which was included in the 1996 operations.

     Gain on Sale of Subsidiary:

               In February 1997, the Company acquired a 25% interest in Open MRI and Diagnostic Services of Toms River, Inc. In March 1997, the Company entered into a contract with an unrelated third party for the sale of its stock in this entity resulting in a gain of $252,000. The proceeds are payable as follows: 25% at closing and a promissory note for 75%, at 11% interest, payable in monthly installments commencing 90 days after the facility opens for business.

     Liquidity and Capital Resources:

               The Company has a commitment from the minority-owned joint venturer in Doctors Imaging Associates, Joint Venture, to provide up to $250,000 from time to time, for working capital purposes, as the Company deems necessary. Advances from this joint venturer totaled $219,000 as of March 31, 1997 and 1996.

               The Company has a working capital surplus of $1,177,000 at March 31, 1997 as compared to a working capital surplus of $886,000 at March 31, 1996.

               During 1995, the Company secured a line of credit with Summit Bank in the amount of $600,000. Under the terms of the agreement, the rate on the line is at the prevailing prime rate. To secure the line, the Company opened a certificate of deposit at Summit Bank in the amount of $600,000.

               In March 1997, the Company entered into an amended agreement with DVI to finance up to $2,000,000 of the accounts receivable balances from two of its wholly-owned subsidiaries, a minority-owned subsidiary and two of its majority-owned joint ventures. Advances bear interest at the prime rate plus four percent. At March 31, 1997, the total outstanding advances is $1,125,000 including $420,000 owed by the minority-owned subsidiary.

               These are the only trends, commitments, events and/or material uncertainties known to the Company.

               In November 1994, the Company acquired Prime which it sold on December 27, 1995 to a related party for 1,200,000 payable as follows:
     $100,000 upon execution, $100,000 at closing and a promissory note bearing interest at prime plus one percent. The note is payable in two installments, $600,000 on October 27, 1997 and $400,000 on April 27, 1998.

               In April 1995, the Company formed a New York corporation, Empire State Imaging Associates, Inc. ("Empire State"). On December 27, 1996, the Company sold 65% of the stock of Empire State to another related party for $250,000 payable as follows: $25,000 down and $25,000 per month with interest on the unpaid principal at prime plus 1%. At March 31, 1997, $175,000 was outstanding.

               In February 1996, OpenMRI of Morristown ("OpenMRI"), a majority-owned Joint Venture, commenced operations. The site, located in Morristown, New Jersey, is a joint venture between a large medical group and OpenMRI.

               In July 1996, the Company, through its wholly-owned subsidiary West Paterson Medical Equipment Leasing Corporation ("WPMEL"), entered into a lease and management services agreement with Advanced Imaging & Radiology Associates, P.A. ("M.D."). The agreement provides that WPMEL will lease office space, fixtures and equipment and will provide management services to M.D. over an initial term of five years with a five year renewal option. The site, located in West Paterson, N.J. is a medical practice specializing in diagnostic imaging.

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

               The Company also entered into an agreement with DVI which provides for $135,000 of working capital advances which are only to be used for operating Sylvania. If the Company determines that operating Sylvania is not profitable, the Company has the option to require DVI to purchase either Sylvania or OME for one dollar.

     Valuation of Accounts Receivable:

               The Company values its uncollected accounts receivable as part of its determination of profit. The Company constantly reviews the accounts receivable valuation. The continuing monthly review, gathering of additional information, as well as changing reimbursement rate, may cause adjustments to the accounts receivable valuation.

     Healthcare System:

               It is management's belief that the United States the healthcare system is in a state of change and will continue so for the next several years. Management believes that small medical group practices are referring and will continue to refer patients to free standing centers as an alternative to costly hospital care as the cost of the medical equipment and the patient volume needed to justify the expenditure is not practical for individual and small group practices. The Company's providing MRI and CT scans for these physicians in these free standing centers offers, in management's opinion, an attractive method for these practices to protect eroding income, offer state-of-the-art technology and maintain patient loyalty.

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

               In order to curb the potential for fraud and abuse under the Medicare and Medicaid programs, Congress has enacted certain laws ("the Anti-Kickback Laws") prohibiting the payment or receipt of any remuneration in return for the referral of patients to a healthcare provider for the furnishing of medical services or equipment, the payment for which may be made in whole or in part by the Medicare or Medicaid programs. It should be noted that the Anti-Kickback Laws apply to both sides of the referral relationship: the provider making the referral and the provider receiving the referral.

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

               The "Stark Bill" extends the prohibition against physician self-referral, which had previously been applicable only to clinical laboratory services, to several additional services, but also sets forth several exceptions to the ban, which the following outlines: In general, the Stark Bill provides that a physician with an ownership or investment interest in or a compensation agreement with an entity is prohibited from making referrals to that entity or the furnishing of designated health services for which Medicare payment would otherwise be made. Designated health services under the Stark Bill include (1) clinical laboratory services; (2) physical therapy services; (3) occupational therapy services;
     (4) radiology or other diagnostic services; (5) radiology therapy services;
     (6) the furnishing of durable medical equipment; (7) parental and enteral nutrients, equipment and supplies; (8) prosthetics, orthotics and prosthetic devices; (9) home health services; (10) outpatient prescription drugs; and (11) inpatient and outpatient hospital services. This bill is effective for referrals made on or after January 1, 1992, for clinical laboratory services; and effective for referrals made after December 31, 1994, in the case of other designated health services. While this bill has not affected the Company at this time, it may have an adverse effect limiting Medicare and Medicaid referrals by physicians who are investors in the Joint Venture.

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



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

               II. See notes to interim consolidated financial state-ments, Note 2, regarding computation of per share earnings.

     (b)    Reports on Form 8-K:

            No reports on Form 8-K were filed by the Registrant during the quarterly period ended March 31, 1997.

                                SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   MODERN MEDICAL MODALITIES CORPORATION
                                   -------------------------------------
                                   (Registrant)







                                   ---------------------------------------
Date: May 19, 1997                 Patrick O'Connor
                                   Acting President







                                   ---------------------------------------
Date: May 19, 1997                 Gregory Maccia
                                   Vice President and Secretary







                                   ----------------------------------------
Date: May 19, 1997                 Jan Goldberg
                                   Vice President and Treasury

                                      CONFORMED








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   MODERN MEDICAL MODALITIES CORPORATION
                                   -------------------------------------
                                   (Registrant)






                                   /s/ Patrick O'Connor
                                   ----------------------------------------
Date: May 19, 1997                 Patrick O'Connor
                                   Acting President






                                   /s/ Gregory Maccia
                                   ----------------------------------------
Date: May 19, 1997                 Gregory Maccia
                                   Vice President and Secretary






                                   /s/ Jan Goldberg
                                   -----------------------------------------
Date: May 19, 1997                 Jan Goldberg
                                   Vice President and Treasury