Form 10-Q
period 1997-06-30
MODERN MEDICAL MODALITIES CORP
filed 1997-08-19
CIK 902635

                                      FORM 10-Q


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



/X/ Quarterly Report pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934


                                For the Quarter Ended

                                    June 30, 1997


/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     /X/         No        / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.


Common Stock - Par Value $.0001                             3,168,292
-------------------------------                   -----------------------
             Class                                 Outstanding Shares At
                                                      August 11, 1997

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES








                            PART I - FINANCIAL INFORMATION




                                                                       Page No.
                                                                       --------

Item 1:  FINANCIAL STATEMENT

              Independent Accountants' Review Report                       1

              Consolidated Balance Sheets as at June 30, 1997
                 (Unaudited) and December 31, 1996                        2-3

              Consolidated Statements of Operations For the Three and
                 Six Months Ended June 30, 1997 and 1996 (Unaudited)        4

              Consolidated Statements of Cash Flows For the Three and
                 Six Months Ended June 30, 1997 and 1996 (Unaudited)       5-6

              Notes to Interim Consolidated Financial Statements
                 (Unaudited)                                              7-11

Item 2:       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       12-17


                             PART II - OTHER INFORMATION

Item 1:       Legal Proceedings                                           18

Item 2:       Changes in Securities                                       18

Item 3:       Defaults upon Senior Securities                              18

Item 4:       Submission of Matters to a Vote of Security Holders          18

Item 5:       Other Information                                            18

Item 6:       Exhibits and Reports on Form 8-K                            18

               Signatures                                                  19

                        INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                       ---------------------------------------


To the Board of Directors
Modern Medical Modalities Corporation


We have reviewed the consolidated balance sheet of Modern Medical Modalities Corporation and Subsidiaries as at June 30, 1997, and the related consolidated statements of operations for the three and six months ended June 30, 1997 and the related consolidated statements of cash flows for the six months ended June 30, 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

The June 30, 1996 financial statements of Modern Medical Modalities Corporation and Subsidiaries were reviewed by other accountants whose report dated August 2, 1996, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.


New York, N. Y.
August 6, 1997

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                                    June 30,      December 31,
                                                     1997             1996
                                                 ------------     ------------
                                                 (Unaudited)

                                     A S S E T S


Current assets:
  Cash and cash equivalents                     $   219,041       $    42,421
  Restricted cash for line of credit repayment      600,000           600,000
  Accounts receivable (less contractual
    allowances of $2,491,499 and $2,445,124,
    respectively)                                 5,498,157         4,867,242
  Current portion of note receivable
    from affiliate                                1,000,000           600,000
  Current portion of note receivable                 26,920              -
  Loan receivable - affiliate                       150,000           225,000
  Other receivables                                 265,587           409,442
  Due from affiliate                                 37,500              -
  Prepaid expenses                                   53,143           113,836
                                                 ------------     ------------
              Total current assets                7,850,348         6,857,941
                                                 ------------     ------------

Other assets:
  Furniture, fixtures, equipment and
    leasehold improvements (net of accumulated
    depreciation and amortization of $5,575,692
    and $4,759,821, respectively)                 9,960,548        10,043,862
  Note receivable - affiliate,
    net of current portion                             -              400,000
  Note receivable, net of current portion           129,077              -
  Goodwill (net of accumulated amortization
    of $94,614 and $47,307, respectively)         1,324,609         1,371,916
  Organization costs (net of accumulated
    amortization of $11,951 and $9,859,
    respectively)                                    10,746            12,839
  Investment in joint ventures                      314,400           237,261
  Investment in and advances to
    unconsolidated affiliate                        508,355           306,961
  Deposits                                          144,415           129,451
                                                 ------------     ------------
              Total other assets                 12,392,150        12,502,290
                                                 ------------     ------------
                                                $20,242,498       $19,360,231
                                                 ------------     ------------
                                                 ------------     ------------



               See accompanying independent accountants' review report
                   and notes to consolidated financial statements.

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                                   June 30,      December 31,
                                                    1997             1996
                                                 ------------    ------------
                                                (Unaudited)


                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Cash overdraft                                 $    41,685       $      -
  Line of credit                                     599,750           599,750
  Loan payable - joint venturer                      110,467           100,467
  Loans payable - affiliates                         407,016           468,571
  Current portion of long-term debt                2,768,300         2,721,906
  Accounts payable                                 1,099,551         1,259,344
  Accrued expenses                                   450,995           643,183
  Due to affiliates                                   38,231            52,216
  Deferred income taxes                              478,710           126,310
                                                 ------------     ------------
              Total current liabilities            5,994,705         5,971,747
                                                 ------------     ------------

Other liabilities:
  Long-term debt, net of current portion           8,000,072         7,741,217
  Deferred income taxes                              956,218           858,618
  Due to joint venturer                              218,717           218,717
                                                 ------------     ------------
              Total other liabilities              9,175,007         8,818,552
                                                 ------------     ------------

              Total liabilities                   15,169,712        14,790,299
                                                 ------------     ------------

  Minority interest                                 234,361           184,939
                                                 ------------     ------------

  Commitments and contingencies                        -                 -

  Stockholders' equity:
    Common stock, $0.0001 par value,
    Authorized - 5,000,000 shares
    Issued and outstanding - 3,168,292 shares           317               317
  Additional paid-in capital                      3,866,389         3,866,389
  Retained earnings                                 971,719           518,287
                                                 ------------     ------------
              Total stockholders' equity          4,838,425         4,384,993
                                                 ------------     ------------

                                                $20,242,498       $19,360,231
                                                 ------------     ------------
                                                 ------------     ------------




               See accompanying independent accountants' review report
                   and notes to consolidated financial statements.

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                               For the Three                    For the Six
                                               Months Ended                    Months Ended
                                                 June 30,                         June 30,
                                          ------------------------         -------------------------
                                            1997            1996             1997           1996
                                          ---------       --------         ---------      ----------
Operating income:
  Net revenue from services            $ 2,409,291      $ 2,260,630       $4,999,978      $4,170,379
  Management and marketing fees            308,690          247,649          514,510         466,925
                                        ----------       ----------       ----------      ----------
Total operating income                   2,717,981        2,508,279        5,514,488       4,637,304
                                        ----------       ----------       ----------      ----------
Operating expenses:
  Selling, general and administrative    1,656,963       1,506,669         3,192,261      2,683,330
  Expenses associated with manage-
    ment and marketing fee income          175,414         312,678           339,948         556,531
  Bad debts                                  6,564          28,282            13,681          47,610
  Depreciation an amortization             448,109         416,309           865,325         784,545
                                        ----------       ----------       ----------      ----------
Total operating expenses                (2,287,050)     (2,263,938)       (4,411,215)     (4,072,016)
                                        ----------       ----------       ----------      ----------
Income from operations                     430,931         244,341         1,103,273         565,288

Other income (expenses):
  Interest income                           70,341           9,481            77,355          20,429
  Interest expense                        (325,552)       (371,835)         (589,187)       (705,113)
  Miscellaneous income                      15,657         165,872            45,950         231,954
  Income from a joint venture               59,208           6,761           107,380          43,310
  Income from minority owned
    subsidiary                              (7,023)           -               14,381            -
  Gain on sale of subsidiary                 -                -              252,076            -
                                        ----------       ----------       ----------      ----------
Total other income (expenses)             (187,369)       (189,721)          (92,045)       (409,420)
                                        ----------       ----------       ----------      ----------
Income before income taxes
  and minority interest                    243,562          54,620         1,011,228         155,868

Provision for income taxes                (112,420)         (2,750)         (450,110)         (8,805)
                                        ----------       ----------       ----------      ----------
Income before minority interest            131,142          51,870           561,118         147,063

Minority interest                           35,874          42,663           107,686         123,768
                                        ----------       ----------       ----------      ----------
Net income                              $   95,268      $    9,207       $   453,432      $   23,295
                                        ----------       ----------       ----------      ----------
                                        ----------       ----------       ----------      ----------

Earnings per share - primary:
  Net income                               $0.03           $0.00             $0.14           $0.01
                                        ----------       ----------       ----------      ----------
                                        ----------       ----------       ----------      ----------
Number of shares outstanding:
  Primary                                3,168,292       3,168,292         3,168,292       3,168,292
                                        ----------       ----------       ----------      ----------
                                        ----------       ----------       ----------      ----------


                       See accompanying independent accountants' review report
                            and notes to consolidated financial statements.

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                             For the Six
                                                             Months Ended
                                                               June 30,
                                                       ------------------------
                                                          1997           1996
                                                         ------         ------

Cash flows from operating activities:
  Net income                                          $  453,432    $   23,295
                                                       ---------     ---------
  Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
    Depreciation and amortization                        865,325       784,545
    Contractual allowances                                46,375       875,624
    Bad debts                                             13,681        47,610
    Income from an unconsolidated joint venture         (107,380)      (43,310)
    Minority interest                                     49,422       113,209
    Deferred income taxes                                450,000         6,959
    Income from unconsolidated affiliate                 (14,381)         --
    Increase (decrease) in cash attributable to
         changes in operating assets and liabilities:
       Accounts receivable                              (690,971)   (2,506,961)
       Due from affiliates                               (37,500)       40,609
       Other receivable                                  143,855          --
       Prepaid expenses                                   60,693       (17,363)
       Deposits                                          (14,964)         --
       Distributions from a joint venture                 30,241          --
       Due to affiliates                                 (13,985)      118,573
       Accounts payable                                 (159,793)      266,026
       Accrued expenses                                 (192,188)      (74,239)
       Advances to unconsolidated affiliate             (187,013)         --
                                                       ---------     ---------
  Total adjustments                                      241,417      (388,718)
                                                       ---------     ---------

Net cash provided by (used in) operating activities      694,849      (365,423)
                                                       ---------     ---------
Cash flows from investing activities:
  Acquisition of property assets                        (666,169)     (177,712)
  Proceeds from loan receivable --affiliate               75,000          --
  Issuance of note receivable                           (155,997)         --
  Proceeds from note receivable --affiliate                 --         100,000
  Deposits  -                                                           (4,065)
  Distributions from a joint venture                        --         125,750
                                                       ---------     ---------
Net cash provided by (used in) investing activities     (747,166)       43,973
                                                       ---------     ---------
Cash flows from financing activities:
  Line of credit                                            --         148,000
  Proceeds from long-term debt                         1,074,632       595,412
  Joint venture advances                                  10,000        (8,742)
  Payments on affiliates advances                        (61,555)         --
  Cash overdraft                                          41,685          --
  Payments on capitalized lease obligations
    and long-term debt                                  (835,825)     (778,736)
                                                       ---------     ---------
Net cash provided by (used in) financing activities      228,937       (44,066)
                                                       ---------     ---------
                                                       ---------     ---------
Net increase (decrease) in cash and cash equivalents     176,620      (365,516)

Cash and cash equivalents at beginning of period          42,421       984,326
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  219,041    $  618,810
                                                       ---------     ---------
                                                       ---------     ---------

               See accompanying independent accountants' review report
                   and notes to consolidated financial statements.

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                     (Unaudited)







                                                                For the Six
                                                                Months Ended
                                                                  June 30,
                                                           -------------------
                                                            1997         1996
                                                           ------       ------

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period:

    Interest                                          $  277,704    $  532,771
                                                      ----------    ----------
                                                      ----------    ----------
    Income taxes                                      $    1,522    $    1,847
                                                      ----------    ----------
                                                      ----------    ----------
  Non-cash transactions:

    Capital lease obligation in connection with
       acquisition of medical equipment               $     --      $  876,461
                                                      ----------    ----------
                                                      ----------    ----------
    Assumption of lease obligations for
       acquisition of property assets                 $   66,442    $     --
                                                      ----------    ----------
                                                      ----------    ----------
    Accounts receivable due from Prime
       Contracting Corp. charged against
       additional paid-in capital                     $     --      $  358,002
                                                      ----------    ----------
                                                      ----------    ----------

               See accompanying independent accountants' review report
                   and notes to consolidated financial statements.

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1997
                                     (Unaudited)



NOTE 1 --ORGANIZATION AND BASIS OF PRESENTATION.

             Modern Medical Modalities Corporation (the "Company") was incorporated in the State of New Jersey on December 6, 1989. The Company provides high technology medical equipment and management services to hospitals and physicians.

             The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing and Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., Medi-Corp., USA, South Jersey Medical Equipment Leasing Corp., Detex Medical Services, Inc., Amherst Medical Equipment Leasing Corp., OpenMRI of Morristown, Inc., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corporation, Metairie Medical Equipment Leasing Corp., (incorporated on June, 1997 and inactive) its majority owned subsidiary, Sylvania Diagnostics L.P., in which the Company has a 50.2% interest, and its majority owned joint ventures, Plainfield MRI Associates, Joint Venture, MRI Imaging Center at PBI, OpenMRI of Morristown, Joint Venture and Doctors Imaging Associates, Joint Venture. The Company has an 84%, 75%, 72%, and 50% interest, respectively, in the joint ventures, by contract manages the joint ventures, is the managing joint venturer and has unilateral control. Investments in unconsolidated minority-owned subsidiaries, Empire State Imaging Associates, Inc. and OpenMRI and Diagnostic Services of Toms River, Inc., in which the Company has a 35% and 25% interest and significant influence, is accounted for under the equity method.

             The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-K for the year ended December 31, 1996.

             The financial statements for the three and six month periods ended June 30, 1997 and 1996 have not been audited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments and accruals, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as at June 30, 1997 and the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and statements of cash flows for the three and six month periods ended June 30, 1997 and 1996. The results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

              The carrying amounts of cash, amounts receivable, short-term notes receivable, accounts payable, and short-term debt approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. It was not practicable to estimate the fair value of long-term notes receivable at December 31, 1996 and long-term debt at June 30, 1997 and December 31, 1996 because quoted market prices do not exist and an estimate could not be made through other means without incurring excessive costs.

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

NOTE 2 --EARNINGS PER SHARE.

              Earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalent shares outstanding during each period.

              Common stock and common stock equivalent shares outstanding include shares issued within one year of an initial public offering
         (IPO), at a price below the IPO price, as outstanding for all periods presented. Earnings per share --fully diluted for the three and six months ended June 30, 1997 and 1996 is not presented in the consolidated statements of operations since it is not dilutive.

NOTE 3 --ACQUISITIONS AND DISPOSAL OF SUBSIDIARY.

         (a)  Acquisition:

              On November 1, 1994 the Company acquired Prime Contracting Corp. ("Prime") in a business combination accounted for as a pooling of interests. Prime is a full service contractor who provides turnkey design and construction services and became a wholly-owned subsidiary of the Company, through the exchange of 112,457 shares of the Company's common stock (market value of $650,000) for all of the shares of the outstanding stock of Prime. The accompanying consolidated financial statements are based on the assumption that the companies were combined for the full year, and financial statements of prior years have been retroactively restated to give effect to the combination.

         (b)  Disposal:

              On December 27, 1995, the Company entered into an agreement, as modified in March 1996, with a related party to sell all of the common stock of Prime for $1,200,000, payable as follows: $100,000 upon execution, $100,000 at closing and a promissory note bearing interest at prime plus one percent. The note as amended, is currently payable in installments of $600,000 on October 27, 1997 and $400,000 on April 27, 1998.

              On December 27, 1996, the Company entered into a stock purchase agreement with a related party to sell 65% of the capital stock of Empire State Imaging Associates, Inc. ("Empire") for $250,000, payable as follows: $25,000 at the closing and nine equal monthly of $25,000 plus interest at prime plus 1%. The Company has recorded an increase of $165,631 to stockholders' equity which represents the excess of the sale price over the net assets of Empire. At June 30, 1997, the Company's investment in Empire is $86,458 and the Company has advances receivable from Empire of $421,897.

NOTE 4 --PROPERTY AND EQUIPMENT, NET.

              Property and equipment, consisted of the following:

                                                        June 30,  December 31,
                                                          1997        1996
                                                     ------------ -------------
                                                      (Unaudited)

    Medical equipment                                $14,084,711   $13,355,067
    Buildings                                            358,066       358,066
    Furniture and fixtures                                72,803        69,890
    Automobiles                                           22,860        22,860
    Leasehold improvements                               997,800       997,800
                                                     ------------ -------------
                                                      15,536,240    14,803,683
    Less:  Accumulated depreciation
             and amortization                          5,575,692     4,759,821
                                                     ------------ -------------
                                                     $ 9,960,548   $10,043,862
                                                     ------------ -------------
                                                     ------------ -------------

NOTE 5 --INVESTMENT IN AN UNCONSOLIDATED JOINT VENTURE.

              Summarized (unaudited) financial information of the unconsolidated joint venture, Union Imaging Associates, Joint Venture, in which the Company has a 10% minority interest is as follows:

                               Total        Long-Term     Total       Total
                               Assets          Debt    Liabilities   Capital
                             ----------   ----------   -----------  ----------
June 30, 1997                $5,608,223   $2,961,046   $3,519,934   $2,088,289
December 31, 1996            $4,339,575   $1,938,137   $3,637,025   $  702,550

                                                                       (10%)
                                            Gross         Net       Allocation
                                           Revenues      Income      of Income
                                          ----------   ----------   -----------

For the three months ended
    June 30, 1997                         $1,443,896   $  592,080     $ 59,208
For the six months ended
    June 30, 1997                         $2,910,717   $1,073,804     $107,380
For the year ended December
    31, 1996                              $4,417,540   $1,041,469     $104,147



NOTE 6 --LINE OF CREDIT.

              In April 1995, the Company secured a one year line of credit with Summit Bank of New Jersey for $600,000 at the bank's prime rate for commercial borrowers. The line was renewed under the same terms until December 1997. As of June 30, 1997, the amount of the liability under the line of credit was $599,750. The line of credit is secured by a certificate of deposit in the amount of $600,000.

NOTE 7 -LONG-TERM DEBT.

              Long-term debt consists of the following:

                                                      June 30,     December 31,
                                                        1997          1996
                                                     -----------   -----------
                                                     (Unaudited)

         Capitalized lease obligations (a)            $ 9,377,429  $ 9,296,467
         Accounts receivable financing (b)                937,021      686,173
         Other (c)                                        453,922      480,483
                                                     -----------   -----------
                                                       10,768,372   10,463,123
         Less:  Amounts due in one year                 2,768,300    2,721,906
                                                     -----------   -----------
                                                      $ 8,000,072  $ 7,741,217
                                                     -----------   -----------
                                                     -----------   -----------

         (a)  Capital Lease Obligations:

              Capital lease obligations are collateralized by property and equipment having an approximate original cost of $15,000,000 and an approximate net book value of $10,000,000 at June 30, 1997.

    (b)  Accounts Receivable Financing:

         The Company entered into a agreement with DVI Business Credit to finance up to $2,000,000 of the accounts receivable balances from two of the Company's wholly-owned subsidiaries, a minority-owned subsidiary, and two of its majority-owned joint ventures. Advances would bear interest at the prime rate plus 4%. At June 30, 1997, the amount financed under this agreement totalled $1,364,078, including $427,057 owed by the minority-owned subsidiary.

    (c)  Other:

         Sylvania Diagnostics limited partnership at June 30, 1997 is obligated for notes payable incurred prior to the Company's acquiring its 50.2% interest. The Company has an agreement in which DVI indemnifies the Company for these notes as well as all other pre-acquisition debts of Sylvania Diagnostics. The notes payable at June 30, 1997 are as follows:


    (i)  Note payable to a bank which was due on March 14,
         1996.  The bank has not called the note and is
         negotiating with the Company, Sylvania and DVI
         to schedule repayment terms.  The note bears
         interest at 2.5% over prime.  The note is col-
         lateralized by substantially all of the assets
         of Sylvania.                                                $249,500

    (ii) Note payable to a professional corporation in
         equal monthly installments of $5,000 including
         interest at 9.4% through July 2000.                           160,939

   (iii) Installment note payable to a bank in equal
         monthly installments of $1,302 including interest
         at 2% over prime through August 2000 and a final
         payment in September 2000 of the remaining balance.            43,483
                                                                      --------
                                                                      $453,922
                                                                      --------
                                                                      --------

NOTE 8 --GAIN ON SALE OF SUBSIDIARY.

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

              In 1995, the Company purchased Empire State Imaging Associates, Inc. ("Empire State"). On December 27, 1996, the Company sold 65% of the common stock of Empire State for $250,000 to a related party. The Company commenced operations during the second, third and fourth quarters of 1995 and the first quarter of 1996, respectively, at sites located in Passaic and Somerset, New Jersey; Amherst, New York; and Morristown, New Jersey. During the third quarter of 1996, the Company, through its wholly-owned subsidiary, West Paterson Medical Equipment Leasing Corp. ("WPMEL"), entered into a lease and management services agreement at a site specializing in diagnostic imaging located in West Paterson, New Jersey. In addition, the Company, through its wholly-owned subsidiary, Ohio Medical Equipment Leasing Corporation ("OME"), entered into a purchase and consulting agreement to acquire a 50.2% interest as a general (managing) partner of a diagnostic imaging center located in Sylvania, Ohio. Many of the fluctuations on the line items on the balance sheets and the statements of operations are directly attributable to the acquisition and start-up of these entities.

              Metairie Medical Equipment Leasing Corp. was incorporated in June 1997 (a 100% owned subsidiary of the Company). As of June 30, 1997, this corporation was inactive.


         Results of Operations:

              For the three months ended June 30, 1997 as compared to the three months ended June 30, 1996:

              Revenues for Modern Medical Modalities Corporation and subsidiaries aggregated $2,718,000 in 1997 as compared to $2,508,000 in 1996. The increase in revenues (8.4%) is directly attributable to an increase in patient service revenues of $148,000 primarily from new sites in operation in 1997.

              Operating expenses for 1997 were $2,287,000 (84.1% of operating revenues) as compared to $2,264,000 (90.3% of operating revenues) in 1996. This increase of $23,000 (1.0%) is primarily the result of an increase in selling, general and administrative expenses of $150,000 due to the new sites in operation in 1997.


         Expenses Associated with Management and Marketing Fee Income:

              Expenses associated with management and marketing fee income decreased by $137,000 (43.9%) to $175,000 in 1997. This decrease is attributable to a reallocation of certain expenses directly to the Company's various MRI sites.

         Interest Expense:

              Interest expense has decreased by $46,000 when comparing 1997 and 1996. This decrease is attributable primarily to the financing of equipment at Empire State which was included in the 1996 operations.


         For the Six Months Ended June 30, 1997 as Compared to the Six Months Ended June 30, 1996:

              Revenues for Modern Medical Modalities Corporation and subsidiaries aggregated $5,514,000 in 1997 as compared to $4,637,000 in 1996. The increase in revenues (18.9%) is directly attributable to an increase in patient service revenues of $829,000 primarily from new sites in operation in 1997.

              Operating expenses for 1997 were $4,411,000 (80.0% of operating revenues) as compared to $4,072,000 (87.8% of operating revenues) in 1996. This increase of $339,000 (8.3%) is primarily the result of an increase in selling, general and administrative expenses of $509,000 due to the new sites in operation in 1997.


         Expenses Associated with Management and Marketing Fee Income:

              Expenses associated with management and marketing fee income decreased by $217,000 (39.0%) to $340,000 in 1997. This decrease is attributable to a reallocation of certain expenses directly to the Company's various MRI sites.


         Interest Expense:

              Interest expense has decreased by $116,000 when comparing 1997 and 1996. This decrease is attributable primarily to the financing of equipment at Empire State which was included in the 1996 operations.


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


         Liquidity and Capital Resources:

              The Company has a commitment from the minority-owned joint venturer in Doctors Imaging Associates, Joint Venture, to provide up to $250,000 from time to time, for working capital purposes, as the Company deems necessary. Advances from this joint venturer totaled $219,000 as of June 30, 1997 and December 31, 1996.

              The Company has a working capital surplus of $1,856,000 at June 30, 1997 as compared to a working capital surplus of $886,000 at December 31, 1996.

              During 1995, the Company secured a line of credit with Summit Bank in the amount of $600,000. Under the terms of the agreement, the rate on the line is at the prevailing prime rate. To secure the line, the Company opened a certificate of deposit at Summit Bank in the amount of $600,000.

              In March 1997, the Company entered into an amended agreement with DVI to finance up to $2,000,000 of the accounts receivable balances from two of its wholly-owned subsidiaries, a minority-owned subsidiary and two of its majority-owned joint ventures. Advances bear interest at the prime rate plus four percent. At June 30, 1997, the total outstanding advances is $1,364,000 including $427,000 owed by the minority-owned subsidiary.

              These are the only trends, commitments, events and/or material uncertainties known to the Company.

              In November 1994, the Company acquired Prime which it sold on December 27, 1995 to a related party for $1,200,000 payable as follows: $100,000 upon execution, $100,000 at closing and a promissory note bearing interest at prime plus one percent. The note is payable in two installments, $600,000 on October 27, 1997 and $400,000 on April 27, 1998.

              In April 1995, the Company formed a New York corporation, Empire State Imaging Associates, Inc. ("Empire State"). On December 27, 1996, the Company sold 65% of the stock of Empire State to another related party for $250,000 payable as follows: $25,000 down and $25,000 per month with interest on the unpaid principal at prime plus 1%. At June 30, 1997, $150,000 was outstanding.

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

              The Company also entered into an agreement with DVI which provides for $135,000 of working capital advances which is only to be used for operating Sylvania. If the Company determines that operating Sylvania is not profitable, the Company has the option to require DVI to purchase either Sylvania or OME for one dollar.


         Valuation of Accounts Receivable:

              The Company values its uncollected accounts receivable as part of its determination of profit. The Company constantly reviews the accounts receivable valuation. The continuing monthly review, gathering of additional information, as well as changing reimbursement rate, may cause adjustments to the accounts receivable valuation.


         Healthcare System:

              It is management's belief that the United States healthcare system is in a state of change and will continue so for the next several years. Management believes that small medical group practices are referring and will continue to refer patients to free standing centers as an alternative to costly hospital care as the cost of the medical equipment and the patient volume needed to justify the expenditure is not practical for individual and small group practices. The Company's providing MRI and CT scans for these physicians in these free standing centers offers, in management's opinion, an attractive method for these practices to protect eroding income, offer state-of-the-art technology and maintain patient loyalty.


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

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the quarterly period ended June 30, 1997.

                                      SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       Modern Medical Modalities Corporation
                                       --------------------------------------
                                       (Registrant)





Date: August 11, 1997                  Patrick O'Connor
                                       ---------------------------------------
                                       Acting President





Date: August 11, 1997                  Gregory Maccia
                                       --------------------------------------
                                       Vice President and Secretary





Date: August 11, 1997                  Jan Goldberg
                                       --------------------------------------
                                       Vice President and Treasurer

                                      CONFORMED






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       Modern Medical Modalities Corporation
                                       -------------------------------------
                                       (Registrant)





                                       /s/Patrick O'Connor
Date: August 11, 1997                  ------------------------------------
                                       Patrick O'Connor
                                       Acting President





                                       /s/Gregory Maccia
Date: August 11, 1997                  ---------------------------------------
                                       Gregory Maccia
                                       Vice President and Secretary





                                       /s/Jan Goldberg
Date: August 11, 1997                  --------------------------------------
                                       Jan Goldberg
                                       Vice President and Treasurer