Form 10-Q
period 1997-09-30
MODERN MEDICAL MODALITIES CORP
filed 1997-11-14
CIK 902635

                                      FORM 10-Q

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

(X) Quarterly Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                                For the Quarter Ended

                                  September 30, 1997


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                        to
                              ----------------------    ---------------------


                                Commission File number

                                       0-23416
                                       -------

                        MODERN MEDICAL MODALITIES CORPORATION
                        --------------------------------------
                (exact name of registrant as specified in its charter)


               NEW JERSEY                             # 22-3059258
-------------------------------------       ------------------------------
  (state or other jurisdiction of               (I.R.S. Employer I.D.#)
   incorporation or organization)


                95 MADISON AVENUE, SUITE 301 MORRISTOWN, N.J.  07960
------------------------------------------------------------------------------
      (address of principal executive offices)               (zip code)


                                 (201) 538-9955
------------------------------------------------------------------------------
                  Registrant's telephone number, including area code



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X         No
                                             -----------      ----------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.


COMMON STOCK - PAR VALUE $.0001                      3,168,292
-------------------------------           ----------------------------
         Class                                 Outstanding Shares At
                                               November 13, 1997

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES








                            PART I - FINANCIAL INFORMATION




                                                                       PAGE NO.


Item 1:  FINANCIAL STATEMENT

         Independent Accountants' Review Report . . . . . . . . . . .       1

         Consolidated Balance Sheets as at September 30, 1997
              (Unaudited) and December 31, 1996 . . . . . . . . . . .      2-3

         Consolidated Statements of Operations For the Three and
              Nine Months Ended September 30, 1997 and 1996 (Unaudited)     4

         Consolidated Statements of Cash Flows For the Three and
              Nine Months Ended September 30, 1997 and 1996 (Unaudited)    5-6

         Notes to Interim Consolidated Financial Statements (Unaudited)    7-11

Item 2:       Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . .     12-17


                             PART II - OTHER INFORMATION

Item 1:       Legal Proceedings . . . . . . . . . . . . . . . . . . .       18

Item 2:       Changes in Securities . . . . . . . . . . . . . . . . .       18

Item 3:       Defaults upon Senior Securities . . . . . . . . . . . .       18

Item 4:       Submission of Matters to a Vote of Security Holders . .       18

Item 5:       Other Information . . . . . . . . . . . . . . . . . . .       18

Item 6:       Exhibits and Reports on Form 8-K. . . . . . . . . . . .       18

               Signatures . . . . . . . . . . . . . . . . . . . . . .       19

                        INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Modern Medical Modalities Corporation


We have reviewed the consolidated balance sheet of Modern Medical Modalities Corporation and Subsidiaries as at September 30, 1997, and the related consolidated statements of operations for the three and nine months ended September 30, 1997 and the related consolidated statements of cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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








New York, N. Y.
November 12, 1997

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                                 September 30,  December 31,
                                                     1997           1996
                                                 -------------  ------------
                                                  (Unaudited)

                                     A S S E T S


Current assets:
  Cash and cash equivalents                     $   202,658    $    42,421
  Restricted cash for line of credit repayment      600,000        600,000
  Accounts receivable (less contractual
    allowances of $2,821,788 and $2,445,124,
    respectively)                                 5,464,202      4,867,242
  Account receivable - joint venture                303,775           -
  Current portion of note receivable
    from affiliate                                  981,650        600,000
  Current portion of note receivable                 46,590           -
  Loan receivable - affiliate                       100,000        225,000
  Other receivables                                 337,843        409,442
  Due from officer                                   84,221           -
  Prepaid expenses                                   70,289        113,836
                                                -----------    -----------
       Total current assets                       8,191,228      6,857,941
                                                -----------    -----------

Other assets:
  Furniture, fixtures, equipment and
    leasehold improvements (net of accumulated
    depreciation and amortization of $5,711,708
    and $4,759,821, respectively)                 9,752,253     10,043,862
  Note receivable - affiliate,
    net of current portion                             -           400,000
  Note receivable, net of current portion           113,736           -
  Goodwill (net of accumulated amortization
    of $118,269 and $47,307, respectively)        1,300,954      1,371,916
  Organization costs (net of accumulated
    amortization of $14,044 and $9,859,
    respectively)                                    69,494         12,839
  Investment in joint ventures                       69,994        237,261
  Investment in and advances to
    unconsolidated affiliate                        537,035        306,961
  Deposits                                          153,910        129,451
                                                -----------    -----------
       Total other assets                        11,997,376     12,502,290
                                                -----------    -----------

                                                $20,188,604    $19,360,231
                                                -----------    -----------
                                                -----------    -----------


               See accompanying independent accountants' review report
                   and notes to consolidated financial statements.

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                                  September 30,  December 31,
                                                      1997          1996
                                                  (Unaudited)


                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Cash overdraft                                $     3,088    $      -
  Line of credit                                    599,750        599,750
  Loan payable - joint venturer                     110,467        100,467
  Loans payable - affiliates                        312,066        468,571
  Current portion of long-term debt               3,801,010      2,721,906
  Accounts payable                                1,064,789      1,259,344
  Accrued expenses                                  700,626        643,183
  Due to affiliate                                    6,326         52,216
  Deferred income taxes                             412,928        126,310
                                                -----------    -----------
       Total current liabilities                  7,011,050      5,971,747
                                                -----------    -----------

Other liabilities:
  Long-term debt, net of current portion          6,836,155      7,741,217
  Deferred income taxes                             991,000        858,618
  Due to joint venturer                             218,717        218,717
                                                -----------    -----------
       Total other liabilities                    8,045,872      8,818,552
                                                -----------    -----------

       Total liabilities                         15,056,922     14,790,299
                                                -----------    -----------

Minority interest                                   236,702        184,939
                                                -----------    -----------

Commitments and contingencies                          -              -

Stockholders' equity:
  Common stock, $0.0001 par value,
    Authorized - 5,000,000 shares
    Issued and outstanding - 3,168,292 shares           317            317
  Additional paid-in capital                      3,866,389      3,866,389
  Retained earnings                               1,028,274        518,287
                                                -----------    -----------
       Total stockholders' equity                 4,894,980      4,384,993
                                                -----------    -----------

                                                $20,188,604    $19,360,231
                                                -----------    -----------
                                                -----------    -----------




               See accompanying independent accountants' review report
                   and notes to consolidated financial statements.

                                                                            -4-

                            MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                         FOR THE THREE                  FOR THE NINE
                                                         MONTHS ENDED                   MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                   ------------------------    --------------------------
                                                      1997          1996           1997           1996
                                                  ----------     ----------     ----------     ----------
Operating income:
  Net revenue from services                      $1,844,844     $3,034,508     $6,844,822     $7,204,887
  Management and marketing fees                     580,454        299,309      1,094,964        766,234
                                                 ----------     ----------     ----------     ----------
Total operating income                            2,425,298      3,333,817      7,939,786      7,971,121
                                                 ----------     ----------     ----------     ----------

Operating expenses:
  Selling, general and administrative             1,312,590      2,120,810      4,504,851      4,804,140
  Expenses associated with manage-
    ment and marketing fee income                   326,372        254,439        666,320        811,070
  Bad debts                                           8,249          8,418         21,930         56,028
  Depreciation an amortization                      444,054        465,635      1,309,379      1,250,180
                                                 ----------     ----------     ----------     ----------
Total operating expenses                          2,091,265      2,849,302      6,502,480      6,921,418
                                                 ----------     ----------     ----------     ----------

Income from operations                              334,033        484,515      1,437,306      1,049,703
                                                 ----------     ----------     ----------     ----------

Other income (expenses):
  Interest income                                    26,636         15,903        103,991         36,332
  Interest expense                              (   345,822)   (   403,250)   (   935,009)   ( 1,108,363)
  Miscellaneous income                               60,255         32,922        106,205        264,876
  Income from a joint venture                        56,319         18,548        163,699         61,858
  Loss from minority owned
    subsidiary                                  (    23,362)          -       (     8,981)          -
  Loss on sale of property assets               (    26,702)          -       (    26,702)          -
  Gain on sale of subsidiary                           -              -           252,076           -
                                                 ----------     ----------     ----------     ----------
Total other income (expenses)                   (   252,676)   (   335,877)   (   344,721)   (   745,297)
                                                 ----------     ----------     ----------     ----------

Income before income taxes
  and minority interest                              81,357        148,638      1,092,585        304,506

Provision for income taxes                           43,644         70,303        493,754        150,108
                                                 ----------     ----------     ----------     ----------

Income before minority interest                      37,713         78,335        598,831        154,398

Minority interest                               (    18,842)        64,749         88,844        117,517
                                                 ----------     ----------     ----------     ----------

Net income                                       $   56,555     $   13,586     $  509,987     $   36,881
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

Earnings per share - primary:
  Net income                                          $0.02          $  -           $0.16          $0.01
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------
Number of shares outstanding:
  Primary                                         3,168,292      3,168,292      3,168,292      3,168,292
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------


                 See accompanying independent accountants' review report
                     and notes to consolidated financial statements.

                 MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                          FOR THE NINE
                                                          MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       1997          1996
                                                   ---------     ----------
Cash flows from operating activities:
  Net income                                        $  509,987     $   36,881
  Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
    Depreciation and amortization                    1,301,331      1,250,180
    Contractual allowances                             376,664      1,585,289
    Bad debts                                           21,930         56,028
    Income from an unconsolidated joint venture    (   163,699)   (    61,858)
    Minority interest                                   51,763        254,517
    Deferred income taxes                              419,000         11,018
    Loss from unconsolidated affiliate                   8,981           -
    Loss on sale of property assets                     26,702           -
    Increase (decrease) in cash attributable to
         changes in operating assets and
         liabilities:
       Accounts receivable                         (   995,554)   ( 3,962,017)
       Accounts receivable - joint venture         (   303,775)          -
       Due from affiliate                                 -       (    34,059)
       Other receivables                                71,599           -
       Prepaid expenses                                 43,547    (     7,818)
       Due to affiliate                            (    45,890)   (    41,214)
       Accounts payable                            (   194,555)       539,903
       Accrued expenses                                 57,443        175,740
       Distributions from a joint venture              330,966           -
       Advances to unconsolidated affiliate        (   239,055)          -
       Deposits                                    (    25,896)          -
                                                    ----------     ----------
Net cash provided by (used in) operating
  activities                                         1,251,489    (   197,410)
                                                    ----------     ----------

Cash flows from investing activities:
  Organization costs                               (    60,840)          -
  Acquisition of property assets                   ( 1,605,311)   ( 1,171,467)
  Issuance of note receivable                      (   160,326)          -
  Note receivable - affiliate                           18,350        100,000
  Deposits                                                -       (    17,008)
  Distributions from a joint venture                      -            72,194
  Proceeds from loan receivable - affiliate            125,000           -
  Purchase of Sylvania Diagnostics - net cash
    acquired                                              -             3,710
  Due from officer                                 (    84,221)          -
                                                    ----------     ----------
Net cash used in investing activities              ( 1,767,348)   ( 1,012,571)
                                                    ----------     ----------

Cash flows from financing activities:
  Minority interest                                       -       (    25,358)
  Line of credit                                          -           148,000
  Payments on affiliates advances                  (   156,505)          -
  Cash overdraft                                         3,088           -
  Joint venture advances                                10,000           -
  Proceeds from long-term debt                       2,039,632      2,111,238
  Due to joint ventures                                   -            83,725
  Due to/from managing agent                              -           208,000
  Payments on capitalized lease obligations and
    long-term debt                                 ( 1,220,119)   ( 1,726,274)
  Defferred interest                                      -            35,970
                                                    ----------     ----------
Net cash provided by financing activities              676,096        835,301
                                                    ----------     ----------

Net increase (decrease) in cash and cash equivalents   160,237       (374,680)

Cash and cash equivalents at beginning of period        42,421        984,326
                                                    ----------     ----------

Cash and cash equivalents at end of period          $  202,658     $  609,646
                                                    ----------     ----------
                                                    ----------     ----------

                 See accompanying independent accountants' review report
                     and notes to consolidated financial statements.

                 MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                       (Unaudited)


                                                           FOR THE NINE
                                                           MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     ------------------------
                                                        1997          1996
                                                     ---------     ----------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period:

    Interest                                        $  863,368     $  900,251
                                                    ----------     ----------
                                                    ----------     ----------


    Income taxes                                    $    1,754     $    1,847
                                                    ----------     ----------
                                                    ----------     ----------

  Supplemental schedule of non cash investing and financing activities:

    Assumption of lease obligations for
      acquisition of property assets                $   66,442     $     -
                                                    ----------     ----------
                                                    ----------     ----------

    Disposal of property assets for assumption
      of liabilities and deposit                    $  644,034     $     -
                                                    ----------     ----------
                                                    ----------     ----------

    Capital lease obligation in connection with
      acquisition of medical equipment for Open
      MRI of Morristown                             $     -        $1,149,711
                                                    ----------     ----------
                                                    ----------     ----------

    Capital lease obligation in connection with
      refinancing of medical equipment and
      leasehold improvements at the Sylvania
       Diagnostics Project                          $    -         $2,127,366
                                                    ----------     ----------
                                                    ----------     ----------

    Accounts receivable due from Prime
    Contracting Corp. charged against additional
    paid-in capital                                 $    -         $  358,002
                                                    ----------     ----------
                                                    ----------     ----------



The Company purchased 50.2% of the outstanding units in Sylvania Diagnostics, L.P. In conjuction with the acquisition, liabilities were assumed as follows:

  Assets acquired                                   $    -         $2,208,191
  Intangibles                                            -          1,177,431
  Cash paid                                              -        (         1)
                                                    ----------     ----------

  Liabilities assumed                                    -         $7,922,798
                                                    ----------     ----------
                                                    ----------     ----------

                 See accompanying independent accountants' review report
                     and notes to consolidated financial statements.

                 MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   SEPTEMBER 30, 1997
                                       (Unaudited)

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION.

               Modern Medical Modalities Corporation (the "Company") was incorporated in the State of New Jersey on December 6, 1989. The Company provides high technology medical equipment and management services to hospitals and physicians.

               The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing and Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., Medi-Corp., USA, South Jersey Medical Equipment Leasing Corp., Detex Medical Services, Inc., Amherst Medical Equipment Leasing Corp., OpenMRI of Morristown, Inc., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corporation, its majority owned subsidiaries, Sylvania Diagnostics L.P., (in which the Company has a 50.2% interest) and Metairie Medical Equipment Leasing Corp., a 100% owned subsidiary which was incorporated in June 1997, and its majority owned joint ventures, Plainfield MRI Associates, Joint Venture, MRI Imaging Center at PBI, OpenMRI of Morristown, Joint Venture and Doctors Imaging Associates, Joint Venture. The Company has an 84%, 75%, 72%, and 50% interest, respectively, in the joint ventures and by contract manages the joint ventures, in which it is the managing joint venturer and it has unilateral control. Investments in unconsolidated minority-owned subsidiaries, Empire State Imaging Associates, Inc. and OpenMRI and Diagnostic Services of Toms River, Inc., in which the Company has 35% and 25% interest and significant influence, are accounted for under the equity method.

               The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-K for the year ended December 31, 1996.

               The financial statements for the three and nine month periods ended September 30, 1997 and 1996 have not been audited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments and accruals, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as at September 30, 1997 and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and statements of cash flows for nine month periods ended September 30, 1997 and 1996. The results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

               The carrying amounts of cash, accounts receivable, short-term notes receivable, accounts payable, and short-term debt approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. It was not practicable to estimate the fair value of long-term notes receivable at December 31, 1996 and long-term debt at September 30, 1997 and December 31, 1996 because quoted market prices do not exist and an estimate could not be made through other means without incurring excessive costs.

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

               Common stock and common stock equivalent shares outstanding include shares issued within one year of an initial public offering (IPO), at a price below the IPO price, as outstanding for all periods presented. Earnings per share - fully diluted for the three and nine months ended September 30, 1997 and 1996 is not presented in the consolidated statements of operations since it is not dilutive.

NOTE 3 -  ACQUISITIONS AND DISPOSAL OF SUBSIDIARY.


               On November 1, 1994 the Company acquired Prime Contracting Corp. ("Prime") in a business combination accounted for as a pooling of interests, through the exchange of 112,457 shares of the Company's common stock (market value of $650,000) for all of the shares of the outstanding stock of Prime.




               On December 27, 1995, the Company entered into an agreement, as modified in March 1996, with a related party to sell all of the common stock of Prime for $1,200,000, payable as follows: $100,000 upon execution, $100,000 at closing and a promissory note bearing interest at prime plus one percent. The note as amended, is currently payable in installments of $581,650 on October 27, 1997 and $400,000 on April 27, 1998.

               On December 27, 1996, the Company entered into a stock purchase agreement with a related party to sell 65% of the capital stock of Empire State Imaging Associates, Inc. ("Empire") for $250,000, payable as follows:
     $25,000 at the closing and nine equal monthly of $25,000 plus interest at prime plus 1%. The Company has recorded an increase of $165,631 to stockholders' equity which represents the excess of the sale price over the net assets of Empire. At September 30, 1997, the Company's investment in Empire is $51,329 and the Company has advances receivable from Empire of $485,706.



NOTE 4 -  PROPERTY AND EQUIPMENT, NET.

               Property and equipment, consisted of the following:

                                             September 30,  December 31,
                                                 1997           1996
                                             -------------  ------------
                                              (Unaudited)

     Medical equipment                      $14,075,348      $13,355,067
     Buildings                                  358,066          358,066
     Furniture and fixtures                      67,141           69,890
     Automobiles                                 22,860           22,860
     Leasehold improvements                     940,546          997,800
                                            -----------      -----------
                                             15,463,961       14,803,683
     Less:  Accumulated depreciation
              and amortization                5,711,708        4,759,821
                                            -----------      -----------

                                            $ 9,752,253      $10,043,862
                                            -----------      -----------
                                            -----------      -----------

NOTE 5 -  INVESTMENT IN AN UNCONSOLIDATED JOINT VENTURE.

               Summarized (unaudited) financial information of the unconsolidated joint venture, Union Imaging Associates, Joint Venture, in which the Company has a 10% minority interest is as follows:

                      TOTAL         LONG-TERM        TOTAL         TOTAL
                      ASSETS          DEBT        LIABILITIES     CAPITAL
                    ----------     ----------     -----------    ----------

September 30, 1997  $5,506,247     $2,606,166     $3,219,316     $2,286,930
December 31, 1996   $4,339,575     $1,938,137     $3,637,025     $  702,550


                                                                        (10%)
                                          GROSS            NET        ALLOCATION
                                         REVENUES        INCOME        OF INCOME
                                        ----------     ----------     ----------

For the three months ended
     September 30, 1997                 $1,317,623     $  563,183     $ 56,319
For the nine months ended
     September 30, 1997                 $4,228,340     $1,636,987     $163,699
For the year ended December
     31, 1996                           $4,417,540     $1,041,469     $104,147



NOTE 6 -  LINE OF CREDIT.

               In April 1995, the Company secured a one year line of credit with Summit Bank of New Jersey for $600,000 at the bank's prime rate for commercial borrowers. The line was renewed under the same terms until December 1997. As of September 30, 1997, the amount of the liability under the line of credit was $599,750. The line of credit is secured by a certificate of deposit in the amount of $600,000.



NOTE 7 -  LONG-TERM DEBT.

               Long-term debt consists of the following:

                                             September 30,       December 31,
                                                 1997                1996
                                             -------------       ------------
                                              (Unaudited)

     Capitalized lease obligations (a)       $ 9,267,914         $ 9,296,467
     Accounts receivable financing (b)           933,065             686,173
     Other (c)                                   436,186             480,483
                                             -----------         -----------
                                              10,637,165          10,463,123
     Less:  Amounts due in one year            3,801,010           2,721,906
                                             -----------         -----------

                                             $ 6,836,155         $ 7,741,217
                                             -----------         -----------
                                             -----------         -----------

     (a)  Capital Lease Obligations:

               Capital lease obligations are collateralized by property and equipment having an approximate original cost of $15,000,000 and an approximate net book value of $9,000,000 at September 30, 1997.

     (b)  Accounts Receivable Financing:

               The Company entered into a agreement with DVI Business Credit to finance up to $2,000,000 of the accounts receivable balances from two of the Company's wholly-owned subsidiaries, a minority-owned subsidiary, and two of its majority-owned joint ventures. Advances would bear interest at the prime rate plus 4%. At September 30, 1997, the amount financed under this agreement totalled $1,361,154, including $428,089 owed by the minority-owned subsidiary.


     (c)  Other:

               Sylvania Diagnostics limited partnership at September 30, 1997 is obligated for notes payable incurred prior to the Company's acquiring its 50.2% interest. The Company has an agreement in which DVI indemnifies the Company for these notes as well as all other pre-acquisition debts of Sylvania Diagnostics. The notes payable at September 30, 1997 are as follows:

     (i)    Note payable to a bank which was due on March 14,
            1996.  The bank has not called the note and is
            negotiating with the Company, Sylvania and DVI
            to schedule repayment terms.  The note bears
            interest at 2.5% over prime.  The note is col-
            lateralized by substantially all of the assets
            of Sylvania.                                         $249,500

     (ii)   Note payable to a professional corporation in
            equal monthly installments of $5,000 including
            interest at 9.4% through July 2000.                   145,939

     (iii)  Installment note payable to a bank in equal
            monthly installments of $1,302 including interest
            at 2% over prime through August 2000 and a final
            payment in September 2000 of the remaining balance.    40,747
                                                                 --------

                                                                 $436,186
                                                                 --------
                                                                 --------

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



NOTE 9 - CONTINGENCY.

          The Board of Directors announced that they had approved to undertake a study of the feasibility of merger of the Company with a related entity, RF Management Corporation (RFM). Upon completion of the studies by both the Company and RFM, each Board will vote on the merger and if both Boards approve submit the merger plan to each entity's respective shareholders for their approval.

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

          Metairie Medical Equipment Leasing Corp. was incorporated in June 1997 (a 100% owned subsidiary of the Company).


     Results of Operations:

          For the three months ended September 30, 1997 as compared to the three months ended September 30, 1996:

          Revenues for Modern Medical Modalities Corporation and subsidiaries aggregated $2,425,000 in 1997 as compared to $3,334,000 in 1996. The decrease in revenues (27.3%) is directly attributable to a decrease in patient service revenues primarily due to the sale of Empire State in December, 1996.

          Operating expenses for 1997 were $2,091,000 (86.2% of operating revenues) as compared to $2,849,000 (85.5% of operating revenues) in 1996. This decrease of $758,000 (26.6%) is primarily the result of a decrease in selling, general and administrative expenses due to the sale of Empire State.


     Expenses Associated with Management and Marketing Fee Income:

          Expenses associated with management and marketing fee income increased by $172,000 (28.3%) to $326,000 in 1997. This increase is attributable to additional expenses related to the increased number of marketing contracts with outside physician groups as evidenced by the $282,000 increase in marketing revenues in 1997 to $580,000.

     Interest Expense:

          Interest expense has decreased by $57,000 when comparing 1997 and 1996. This decrease is attributable primarily to the financing of equipment at Empire State which was included in the 1996 operations.


     For the Nine Months Ended September 30, 1997 as Compared to the Nine Months Ended September 30, 1996:

          Revenues for Modern Medical Modalities Corporation and subsidiaries aggregated $7,940,000 in 1997 as compared to $7,971,000 in 1996. The decrease in revenues (0.4%) is primarily attributable to the sale of Empire State.

          Operating expenses for 1997 were $6,502,000 (81.9% of operating revenues) as compared to $6,921,000 (86.8% of operating revenues) in 1996. This decrease of $419,000 (6.1%) is primarily the result of the sale of Empire State.


     Expenses Associated with Management and Marketing Fee Income:

          Expenses associated with management and marketing fee income decreased by $45,000 (6.3%) to $666,000 in 1997. This decrease is attributable to a reallocation of certain expenses directly to the Company's various MRI sites offset by the additional expenses associated with the increase number of marketing contracts with outside physician groups.


     Interest Expense:

          Interest expense has decreased by $173,000 when comparing 1997 and 1996. This decrease is attributable primarily to the financing of equipment at Empire State which was included in the 1996 operations.


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


     Liquidity and Capital Resources:

          The Company has a commitment from the minority-owned joint venturer in Doctors Imaging Associates, Joint Venture, to provide up to $250,000 from time to time, for working capital purposes, as the Company deems necessary. Advances from this joint venturer totaled $219,000 as of September 30, 1997 and December 31, 1996.

          The Company has a working capital surplus of $1,180,000 at September 30, 1997 as compared to a working capital surplus of $886,000 at December 31, 1996.

          During 1995, the Company secured a line of credit with Summit Bank in the amount of $600,000. Under the terms of the agreement, the rate on the line is at the prevailing prime rate. To secure the line, the Company opened a certificate of deposit at Summit Bank in the amount of $600,000.

          In March 1997, the Company entered into an amended agreement with DVI to finance up to $2,000,000 of the accounts receivable balances from two of its wholly-owned subsidiaries, a minority-owned subsidiary and two of its majority-owned joint ventures. Advances bear interest at the prime rate plus four percent. At September 30, 1997, the total outstanding advances is $1,361,000 including $428,000 owed by the minority-owned subsidiary.

          These are the only trends, commitments, events and/or material uncertainties known to the Company.

          In November 1994, the Company acquired Prime which it sold on December 27, 1995 to a related party for $1,200,000 payable as follows: $100,000 upon execution, $100,000 at closing and a promissory note bearing interest at prime plus one percent. The note is payable in two installments, $581,650 on October 27, 1997 and $400,000 on April 27, 1998.


          In April 1995, the Company formed a New York corporation, Empire State Imaging Associates, Inc. ("Empire State"). On December 27, 1996, the Company sold 65% of the stock of Empire State to another related party for $250,000 payable as follows: $25,000 down and $25,000 per month with interest on the unpaid principal at prime plus 1%. At September 30, 1997, $100,000 was outstanding.

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

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Registrant during the quarterly period ended September 30, 1997.

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





                                        MODERN MEDICAL MODALITIES CORPORATION
                                        -------------------------------------
                                        (Registrant)







                                        ---------------------------------------
Date: November 14, 1997                 Dominic A. Guglielmi
                                        President







                                        ---------------------------------------
Date: November 14, 1997                 Gregory Maccia
                                        Vice President and Secretary







                                        ----------------------------------------
Date: November 14, 1997                 Jan Goldberg
                                        Vice President and Treasurer