Form 10-K
period 1997-12-31
MODERN MEDICAL MODALITIES CORP
filed 1998-04-20
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission File Number 0-23416

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

               95 Madison Avenue, Suite 301, Morristown, NJ 07960
               ---------------------------------------------------
                (Address principal executive offices) (zip code)

Registrant's telephone number, including area code (973) 538-9955

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to  Section 12(g) of the Act:

                                       Name of each exchange
         Title of each class            on which registered
         -------------------           ---------------------
Common Stock
-------------------------------------------------------------------------
Class A Common Stock Purchase Warrant
-------------------------------------------------------------------------
Class B Common Stock Purchase Warrant
-------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         The number of shares outstanding of Registrant's Common Stock as of 12/31/97: 3,168,292, $.0001 par value.

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

         Metaire Medical Equipment Leasing

         In June of 1997, Metaire Medical Equipment Leasing was incorporated in the state of New Jersey, as a 100% owned subsidiary of the Company. In October of 1997, Metaire Medical Equipment Leasing Corporation was registered as a Corporation doing business in the State of Louisiana. Under the terms of the venture agreement the Company will receive 100% of the profits and equity of Open MRI of Metaire. The site opened for business in February of 1998. There is an agreement with an unaffiliated group that providing they raise $250,000 they will receive 34% of the site.

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

         Partnership. The Company forms a partnership with another entity such as a hospital, physician group or the like. The costs associated with the project can be assumed by the Company or apportioned to each partner. The Company provides the management and receives a management fee in addition to having an ownership position.

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

                                 Services by Technology
                             ----------------------------------
Radiology Group Centers      MRI       CT     Diagnostic Imaging
                             ---       --     ------------------
Union, New Jersey (1)        Yes       Yes         No

Bowie, Maryland (2)          Yes       Yes         No

Somerset, New Jersey         No        Yes         Yes

South Plainfield, NJ (7)     Yes       No          No

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

Yonkers, New York            Yes       Yes         Yes

Amherst, New York (3)        Yes       No          No

Open MRI of Morristown (4)   Yes       No          Yes

West Paterson Medical
 Equipment Leading Corp.(5)  No        No          Yes

Ohio Medical Equip. Leasing
 Corp./Sylvania Diag.(6)     Yes       Yes         Yes

Metaire Med. Equip.
 Leasing (9)                 Yes

Medical Technology Centers

Passaic, New Jersey (8)      Yes       No

----------------------------
(1) This joint venture was organized on June 22, 1990 for the purpose of providing MRI and CT services to medical professionals. The joint venture has two joint-venturers, the Company, the managing joint venturer, and Union Imaging Associates Inc. ("UIA"). The Company has a 10% interest and UIA has a 90% interest in the Joint Venture.

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

(9) This Venture was organized in October 1997. Under the terms of the agreement the Company will receive 100% of profits and equity of Open MRI of Metaire. This site opened for business in February 1998.

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

         Regulations. In order to curb the potential for fraud and abuse under the Medicare and Medicaid programs, Congress has enacted certain laws (the "Anti-Kickback Laws") prohibiting the payment or receipt of any remuneration in return for the referral of patients to a healthcare provider for the furnishing of medical services or equipment, the payment for which may be made in whole or in part by the Medicare or Medicaid programs. New Jersey, as well as other states, have enacted similar state laws. The Anti-Kickback Laws apply to both sides of the referral relationship: the provider making the referral and the provider receiving the referral. Violation of the Anti- Kickback Laws is a criminal felony punishable by fines of up to $25,000 and/or up to five years imprisonment for each violation. Federal law also permits the Department of Health and Human Services ("HHS") to assess civil fines against violators of the Anti-Kickback Laws and to exclude them from participation in the Medicare and Medicaid programs. These civil sanctions can be imposed in proceedings that do not involve the same procedural requirements and standards of proof as would be required in a criminal trial.

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

Employees

         As of December 31, 1997, the Company employs 54 persons on a full time basis and 25 persons on a part time basis. The following table reflects the employees per facility:

                                                         Full       Part
                                             Total       Time       Time
                                             -----      -----       -----
Modern Medical (Corporate)                     13         12          1
Medical Marketing                               3          3         --
Marlton                                        10          6          4
Morristown                                      3          2          1
West Paterson                                   6          2          4

Joint Ventures:
  South Plainfield                              3          2          1
  Union                                        19         11          8
  Passaic                                       4          2          2
  Ohio                                         11          9          2
  Bowie                                         7          4          3
                                               --         --         --
Total:                                         79         53         26
                                               ==         ==         ==

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

         Submission of Matters to Vote of Security Holders. No matters were submitted to the vote of security holders during the Fiscal Year 1996.

Prime Contracting Corporation

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

South Jersey Medical Equipment Leasing Corporation

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

         On December 27, 1996, the Company entered into a stock purchase agreement with a related party to sell 65% of the capital stock of Empire State Imaging Associates, Inc. for $250,000 payable as follows: $25,000 at the closing and nine equal monthly installments of $25,000 plus interest at prime plus 1%.

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

Somerset Imaging Corporation

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

Ohio MRI & Diagnostic Services of Toms River, Inc.

         In February 1997, the Company acquired a 25% interest from an affiliated party in Open MRI & Diagnostic Services of Toms River, Inc.

         In March 1997, the Company entered into contract for the sale of its stock in this entity. Under the terms of 100$ of the sale, the purchasing party, Advanced Open MRI and Diagnostic Imaging P.A., paid $75,000 in advance, $175,000 at closing and the balance of $750,000 is payable in monthly installments of $25,000 commencing in April 1998.

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

Metaire Medical Equipment Leasing Corporation

         In June of 1997, Metaire Medical Equipment Leasing Corporation was incorporated in the State of New Jersey, as a 100% owned subsidiary of the Company. In October of 1997, Metaire Medical Equipment Leasing Corporation was registered as a Corporation doing business in the State of Louisiana. Under the terms of the venture agreement, the Company will receive 100% of the profits and equity of Open MRI of Metaire. The site opened for business in February of 1998.

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

                                                            December 31,
                                                     1997                 1996
                                                    -------              -------
1997                                                $643,562            $499,100
1998                                                 523,285             412,400
1999                                                 349,522             306,900
2000                                                 168,300             155,600
2001 and thereafter                                   63,500                 -
                                                  ----------          ----------
Total                                             $1,748,169          $1,374,000
                                                  ----------          ----------
                                                  ----------          ----------


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

         The Company's Common Stock is traded in the NASDAQ over-the-counter market under the symbol MODM. It's "A Warrant" and "B Warrant" are traded under the symbols MODMW and MODMZ. As quoted in the Monthly Statistical Reports of the National Association of Securities Dealers, Inc., the approximate high and low bid prices for the year ended December 31, 1997 are as follows:

                                  COMMON STOCK

          Date                         High                       Low
          ----                         ----                       ---
          01/97                        3.00                       2.24
          02/97                        3.56                       1.40
          03/97                        2.08                       1.48
          04/97                        2.20                       1.60
          05/97                        3.00                       2.20
          06/97                        3.00                       2.08
          07/97                        2.44                       2.24
          08/97                        3.16                       2.24
          09/97                        3.00                       2.44
          10/97                        3.28                       3.00
          11/97                        3.28                       2.28
          12/97                        2.56                       2.20







                                    A WARRANT

          Date                         High                       Low
          ----                         ----                       ---
          01/97                         .24                       .24
          02/97                         .28                       .28
          03/97                         .28                       .28
          04/97                         .28                       .28
          05/97                         .50                       .28
          06/97                         .48                       .32
          07/97                         .48                       .40
          08/97                        1.00                       .48
          09/97                        1.00                       .48
          10/97                        1.00                       .60
          11/97                        1.00                       .40
          12/97                         .44                       .32

                                    B WARRANT


          Date                         High                       Low
          ----                         ----                       ---
          01/97                         .06                       .06
          02/97                         .06                       .06
          03/97                         .06                       .06
          04/97                         .06                       .06
          05/97                         .08                       .06
          06/97                         .06                       .04
          07/97                         .06                       .04
          08/97                         .06                       .04
          09/97                         .06                       .04
          10/97                         .04                       .04
          11/97                         .04                       .02
          12/97                         .02                       .02

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the years ended December 31, 1997, 1996, 1995, 1994, and 1993. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere herein.

                                                                               For the Years Ended December 31,
                                                     -------------------------------------------------------------------------------
                                                         1997            1996            1995             1994           1993
                                                     ------------     -----------    ------------      -----------    -----------
Selected statement of operating data:

      Total operating income                         $  9,941,315     $12,074,914    $  6,268,403      $ 3,656,909    $ 3,185,008
      Total operating expenses                          8,807,437       9,872,550       6,124,604        3,114,115      2,114,828
      Income (loss) from continuing operations            188,554         249,826        (424,530)         222,143        308,109
      Income (loss) from discontinued operations          (63,762)           --          (316,524)          71,180        (63,433)
      Net income (loss)                                   124,792         249,826        (741,054)         405,631        244,676

Per share data:
      Income (loss) from continuing operations               0.06            0.08           (0.13)            0.08           0.13
      Income (loss) from discontinued operations            (0.02)           --             (0.10)            0.02          (0.03)
      Net income (loss)                                      0.04            0.08           (0.23)            0.14           0.10

Selected balance sheet data:
       Total assets                                  $ 19,070,161     $19,360,231    $ 16,538,791      $10,311,614    $ 6,257,963
      Long-term obligations                             8,193,188       8,818,552       8,601,297        5,126,863      3,506,903
      Total liabilities                                14,419,551      14,975,238      12,211,255        6,430,578      4,768,739
      Retained earnings                                   643,079         518,287         240,806        1,059,729        654,098
      Stockholders' equity                              4,509,785       4,384,993       4,327,536        3,881,036      1,489,224
      Working capital (deficit)                           994,650         886,194       1,646,004        2,862,871        404,253

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

     In February 1997, the Company acquired a 25% interest from an affiliated party in Open MRI & Diagnostic Services of Toms River, Inc.

     In March 1997, the Company entered into a contract for the sale of its stock in this entity. Under the terms of 100% of the sale, the purchasing party paid $75,000 in advance, $175,000 at closing and the balance of $750,000 is payable in monthly installments of $25,000 commencing in April 1998.

Results of Operations:

For the year ended December 31, 1997 as
compared to the year ended December 31, 1996:

The Company has experienced a loss for the fourth quarter of ($365,000). This loss is attributable to the following:

Closing of Detex Mammography Center 1
 in Edison, New Jersey                                  ($117,000)
Loss from operations and disposition of
 Somerset Imaging Corporation                            (239,000)
1997 startup expenses applicable to
 Metaire Medical Equipment Leasing Corp.                  (58,000)
TOTAL                                                   ($414,000)

     Revenues for Modern Medical Modalities Corporation and subsidiaries aggregated $9,941,000 in 1997 as compared to $12,075,000 in 1996. The increase in revenues is directly attributable to an increase in patient service revenues for the Company's various MRI sites of $5,502,000 and an increase in Medical Marketing & Management's revenues of $399,000.

     Operating expenses for 1997 were $8,807,000 (88.6% of operating revenues) as compared to $$9,873,000 (81.8% of operating revenues) in 1996. This reduction of $1,134,000 was due to the sale of Somerset Imaging Corporation, the disposal of Detex Mammography Center, and the sale of 65% of Empire State Imaging Associates, Inc.

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

Selling, General and Administrative Expenses:

     This category of expenses has increased by $2,766,000 when comparing 1996 to 1995. Increases in costs attributable to sites that commenced operations in 1996 or had operations for only a portion of the fiscal 1995 are as follows:

Empire State                     $  345,000    Payroll, rent, supplies, office expenses
WPMEL                               154,000    Payroll, rent, supplies, office expenses
Amherst                             194,000    Payroll, rent, office expenses
OME                                 408,000    Payroll, rent, supplies, office expenses
OpenMRI of Morristown               419,000    Payroll, rent, office expenses
MRI Imaging Center at PBI           399,000    Payroll, rent, supplies, office expenses
Somerset Imaging
  Corporation                       298,000    Payroll, rent, supplies, office expenses
                                  ---------
     Total                       $2,217,000
                                  ---------
                                  ---------

Expenses Associated with Marketing Revenue:

Expenses associated with management and marketing revenues decreased by $243,000 (21.5%) to $888,000 in 1997.

Expenses associated with management and marketing revenues increased by $254,000 (51.8%) to $744,000 in 1996 and 1995. This increase is due to the additional employees and expenses related to the operation (travel, trade shows, etc.) needed by Medical Marketing & Management, Inc. to market the increased number of Company sites and increased number of marketing contracts with outside physician groups as evidenced by the $399,000 (115.8%) increase in marketing revenues in 1996 to $743,000.

Interest Expense:

Interest expense, net of an increase in interest income of $98,000, has decreased by $224,000 when comparing 1997 and 1996.

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

Empire State                    $709,000    Payroll, rent, supplies, office expenses
Amherst                           26,000    Payroll, rent, office expenses
                                --------
     Total                      $735,000
                                --------
                                --------

In addition, increases in expenses for facilities that were operational in both years of $1,304,000 which is attributable to the increased revenues in 1995 are as follows:

MRI Imaging Center
  at PBI                        $  199,000    Payroll, marketing, supplies
Plainfield MRI Associates           71,000    Office expenses, marketing
South Jersey Medical
  Equipment Leasing
  Corporation                      738,000    Payroll, rent equipment, maintenance,
                                              supplies, marketing, office equipment

Modern Medical Modalities           31,000    Insurance, travel, general operations
South Plainfield
  Imaging, Inc.                     74,000    Payroll, rent
Somerset Imaging
  Corporation                      191,000    Payroll, rent supplies, marketing,
                                ----------    office expenses

     Total                      $1,304,000
                                ----------
                                ----------

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

On March 3, 1998, the Company agreed to restructure the promissory note for the sale of Prime to a related party as follows: $200,000 in cash, payable over thirty-six months, plus interest calculated at prime plus 1% and a 36 month option to purchase 250,000 shares of the related party's stock at $.05.

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

In February 1997, the Company acquired a 25% interest from an affiliated party of Open MRI & Diagnostic Services of Toms River, Inc.

In March 1997, the Company entered into a contract for the sale of its stock in this entity. Under the terms of 100% of the sale, the purchasing party paid $75,000 in advance ($18,750 due the Company), $175,000 at closing ($43,750 due the Company) and the balance $750,000 ($187,500 due the Company) payable in monthly installments of

$25,000 ($65,000 due the Company) for 30 months.

In June of 1997, Metarie Medical Equipment Leasing was incorporated in the State of New Jersey as a 100% owned subsidiary of the Company. In October of 1997, Metaire Medical Equipment Leasing was registered as a Corporation doing business in the State of Louisiana. Under the terms of the venture agreement, the Company will receive 100% of the profits and equity of Open MRI of Metaire. The site opened for business in February of 1998.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MODERN MEDICAL MODALITIES CORPORATION

INDEX...........................................................................37

INDEPENDENT AUDITORS' REPORT OF VINCENT J. BATYR & CO...........................F-1

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as at December 31, 1997 and 1996.............................F-2

Consolidated Statements of Operations
         For the Years Ended December 31, 1997, 1996, and 1995...........................F-4

Consolidated Statements of  Cash Flows
         For the Years Ended December 31, 1997, 1996, and 1995...........................F-5

Consolidated Statements of Stockholders' Equity
         For the Years Ended December 31, 1997, 1996, and 1995...........................F-6

Notes to Financial Statements.....................................................F-7 - F-17


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 7, 1998, the Company dismissed Weinick, Sanders & Co. LLP, located at 1515 Broadway, New York, New York 10036, as its independent accountant. The Company has engaged Vincent J. Batyr & Co., located at 27 North Broadway, Tarrytown, New York 10591, as its new certified public accountants. In connection with the two most recent fiscal years and subsequent interim period preceding Weinick, Sanders & Co. LLP's dismissal, there were no disagreements with Weinick, Sanders & Co. LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Weinick, Sanders & Co. LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of the Company, and further information concerning them, are as follows:

      Name                Age               Position
     -----               ----              -----------
Roger Findlay             50          Chairman of the Board
                                        of Directors

Dominic Gugliemli*        46          President

Patrick O'Connor          43          Vice President

Jan Goldberg              47          Vice President, Treasurer
                                        and Director

Gregory Maccia            44          Vice President, Secretary,
                                        and Director

Elli Pittas               44          Vice President of
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

Dominic Gugliemli has been President of the Company since August 1997. Prior to coming to the Company, he served as President of Business Development for DVI Financial Services. Prior to that, Mr. Guglielmi served in various positions at US Concor, a financial leasing company.

*Dominic Gugliemli resigned as President in March of 1998 and his responsibilities as President have been assumed by the various Board members.

A search committee has been formed to find a new President.

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

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth the executive compensation and distribution paid to each executive officer of the Company during the year ended December 31, 1997.

                                        EXECUTIVE COMPENSATION TABLE

                                    Annual Compensation             Long-Term Compensation
------------------------------------------------------------------------------------------------------
Name and                                                       Restricted
Principal             Fiscal                        Other      Stock   Options/  LTIP     All other
Other Position         Year     Salary    Bonus  Compensation  Awards  SARSs     Payouts  Compensation
------------------------------------------------------------------------------------------------------
Roger Findlay
Chairman of the
Board of Directors     1997     $38,462     --     $ 6,480       --      --        --        --

Dominic Gugliemli      1997     $48,769     --     $ 2,700
President

Patrick O'Connor
President              1997     $51,637     --     $18,539       --      --        --        --

Gregory Maccia
Vice President,
Secretary
and Director           1997     $23,908     --     $ 9,000       --      --        --        --

Jan Goldberg
Vice President,
Treasurer
and Director           1997     $23,954     --     $ 4,644       --      --        --        --

Elli Pittas
Vice President of
Operations and
Director               1997     $38,922     --     $     0       --      --        --        --


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

          Name                     Amount
          and Address              and Nature
          of Beneficial            of Beneficial
          Owner                    Ownership(1)
          ----------------         -----------------
          Roger Findlay               236,096
          29 Oak Knoll Road
          Mendham, New Jersey

          Jan Goldberg                236,091
          555 North Avenue
          Fort Lee, New Jersey

          Gregory Maccia              236,091
          41 Mount Pleasant Rd.
          Morristown, New Jersey

          Elli Pittas                       0
          149 Combs Hollow Road
          Randolf, New Jersey

          Patrick O'Connor                  0
          255 Serpentine Drive
          Bayville, New Jersey

          Officers and Directors      708,278
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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K

(a) The following documents are filed as a part of this Report:

          1. Financial Statements. A list of financial statements is contained in "Modern Medical Modalities Corporation Index to Financial

Statements" on page 37 hereof.

          2.  Exhibits.  Not Applicable.

(b)  Reports on Form 8-K

On March 7, 1998, the Company dismissed Weinick, Sanders & Co. LLP, located at 1515 Broadway, New York, New York 10036, as its independent accountant. The Company has engaged Vincent J. Batyr & Co., located at 27 North Broadway, Tarrytown, New York 10591, as its new certified public accountants. In connection with the two most recent fiscal years and subsequent interim period preceding Weinick, Sanders & Co. LLP's dismissal, there were no disagreements with Weinick, Sanders & Co. LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Weinick, Sanders & Co. LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified.

(c)  Exhibits.  Not Applicable.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MODERN MEDICAL MODALITIES CORP.


By   /s/ Roger Findlay
    -----------------------------------
         Roger Findlay
         Chairman of the Board of Directors


Date

    -----------------------------------
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/ Roger Findlay
     ----------------------------------
         Roger Findlay
         Chairman of the Board of Directors

Date
     ----------------------------------
               *     *     *



By   /s/ Dominic Gugliemli
     ----------------------------------
         Dominic Gugliemli
         President


Date
     ----------------------------------
               *    *    *

By   /s/ Patrick O'Connor
     ----------------------------------
         Patrick O'Connor
         Vice President

Date
     ----------------------------------
               *     *     *

By   /s/ Jan Goldberg
     ----------------------------------
        Jan Goldberg
        Vice President, Treasurer & Director

Date
     ----------------------------------
               *     *     *


By   /s/ Gregory Maccia
     ----------------------------------
         Gregory Maccia
         Vice President, Secretary & Director

Date
     ----------------------------------
               *     *     *


By   /s/ Elli Pittas
     ----------------------------------
         Elli Pittas
         Vice President of Operations and
           Director


Date
     ----------------------------------
               *     *     *

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Modern Medical Modalities Corporation




We have audited the accompanying consolidated balance sheet of Modern Medical Modalities Corporation and Subsidiaries as at December 31, 1997, and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Medical Modalities Corporation and Subsidiaries as at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


/s/ Vincent J. Batyr & Co.
-----------------------------
Vincent J. Batyr & Co.
Certified Public Accountants

New York, NY
April 17, 1998

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                              December 31,
                                                              ------------
                                                           1996           1996
                                                           ----           ----
                                     ASSETS
Current assets:
   Cash and cash equivalents                           $   119,217   $    42,421
   Restricted cash for line of credit repayment            600,000       600,000
   Accounts receivable (less contractual
      allowances of $2,475,004 and $2,445,124,
      respectively)                                      4,919,714     4,867,242
   Account receivable - joint venture                      254,696          --
   Current portion of note receivable from affiliate       972,650       600,000
   Loan receivable - affiliate                             121,250       225,000
   Other receivables                                        47,554       409,442
   Due from officer                                         94,343          --
   Prepaid expenses                                         44,999       113,836
                                                       -----------   -----------
             Total current assets                        7,221,013     6,857,941
                                                       -----------   -----------

Other assets:
   Furniture, fixtures, equipment and
      leasehold improvements (net of accumulated
      depreciation and amortization of $6,134,831
      and $4,759,821, respectively)                      9,445,204    10,043,862
   Note receivable -  net of current portion               113,736       400,000
Goodwill (net of accumulated amortization
   of $189,233 and $47,307)                              1,229,990     1,371,916
Organization costs (net of accumulated
   amortization of $16,601 and $9,859,
   respectively)                                            81,097        12,839
Investment in joint ventures                               259,483       237,261
Investment in and advances to
   unconsolidated affiliate                                567,737       306,961
Deposits                                                   151,901       129,451
                                                       -----------   -----------
             Total other assets                         11,849,148    12,502,290
                                                       -----------   -----------

                                                       $19,070,161   $19,360,231
                                                       -----------   -----------
                                                       -----------   -----------

See independent auditors' report and notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)



                                                               December 31,
                                                           -------------------
                                                           1997           1996
                                                           ----           ----
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:                              $   599,750   $   599,750
   Line of credit
   Loan payable - joint venturer                      110,467       100,467
   Loans payable - affiliates                         202,000       468,571
   Current portion of long-term                     3,115,461     2,721,906
   Accounts payable                                 1,463,096     1,259,344
   Accrued expenses                                   556,862       643,183
   Due to affiliates                                   23,594        52,216
   Deferred income taxes                              155,133       126,310
                                                  -----------   -----------
             Total current liabilities              6,226,363     5,971,747
                                                  -----------   -----------

Other liabilities:
   Long-term debt, net of current portion           6,920,849     7,741,217
   Deferred income taxes                            1,054,552       858,618
   Due to joint venturer                              217,787       218,717
                                                  -----------   -----------
             Total other liabilities                8,193,188     8,818,552
                                                  -----------   -----------

             Total liabilities                     14,419,551    14,790,299

Minority interest                                     140,825       184,939
                                                  -----------   -----------

Commitments and contingencies                            --            --

Stockholders' equity:
   Common stock - $0.0001 par value,
      Authorized  - 5,000,000 shares
      Issued and outstanding - 3,168,292 shares           317           317
Additional paid-in capital                          3,866,389     3,866,389
Retained earnings                                     643,079       518,287
                                                  -----------   -----------
             Total stockholders' equity             4,509,785     4,384,993
                                                  -----------   -----------

                                                   19,070,161    19,360,231
                                                  -----------   -----------
                                                  -----------   -----------


See independent auditors' report and notes to consolidated financial statements.

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      CONOLIDATED STATEMENTS OF OPERATIONS


                                                           For the Years Ended December 31,
                                                     -------------------------------------------
                                                        1997            1996            1995
                                                        ----            ----            ----
Operating income:
   Net revenue from services                       $  8,643,917    $ 11,048,296    $  5,546,400
   Management fees                                      408,787         283,263         377,591
   Marketing revenues                                 1,051,165         743,355         344,412
                                                   ------------    ------------    ------------
Total operating income                               10,103,869      12,074,914       6,268,403
                                                   ------------    ------------    ------------

Operating expenses
   Selling, general and administrative                6,100,714       6,912,230       4,146,624
   Expenses associated with
      management fee income                             248,760         387,429         347,275
   Expenses associated with
      marketing revenue                                 639,667         744,015         489,683
Bad debts                                                29,793          67,582          85,978
Depreciation and amortization                         1,788,503       1,761,294       1,055,044
                                                   ------------    ------------    ------------
Total operating expenses                              8,807,437       9,872,550       6,124,604
                                                   ------------    ------------    ------------

Income from operations                                1,296,432       2,202,364         143,799

Other income (expenses):
   Interest income                                      135,497          37,909          68,217
   Interest expense                                  (1,218,356)     (1,344,649)       (933,137)
   Income from joint ventures                           217,909         104,147          54,332
   Loss from a minority owned subsidiary                 (8,981)           --              --
   Loss on sale of property assets                      (26,702)           --              --
   Loss on sale of subsidiary                           (36,907)           --              --
   Gain on sale of subsidiary                           252,076            --              --
                                                   ------------    ------------    ------------
Total other income (expenses)                          (685,464)     (1,202,593)       (810,588)
                                                   ------------    ------------    ------------


Income (loss) from continuing operations
   before income tax provision and
   minority interest                                    610,968         999,771        (666,789)

Income tax provision (credit)                           277,990         455,320        (243,478)
                                                   ------------    ------------    ------------


Income (loss) from continuing operations
   before minority interest                             332,978         544,451        (423,311)

Minority interest                                      (144,424)       (294,625)         (1,219)
                                                   ------------    ------------    ------------
Income (loss) from continuing operations                188,554         249,826        (424,530)

Income (loss) from discontinued
   operations, net of income tax effect
   of $53,233, $ - , and ($77,866), respectively        (63,762)           --          (316,524)
                                                   ------------    ------------    ------------

Net Income (loss)                                  $    124,792    $    249,826    ($   741,054)
                                                   ------------    ------------    ------------
                                                   ------------    ------------    ------------



See independent auditors' report and notes to consolidated financial statements.

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      CONOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    For the Year Ended
                                                                                        December 31,
                                                                       ------------------------------------------
                                                                             1997          1996          1995
                                                                             ----          ----          ----
Cash flows from operating activities:
     Net income                                                        $   124,792    $   249,826    ($  741,054)
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
        Depreciation and amortization                                    1,788,503      1,761,294      1,055,044
        Contractual allowances                                              29,880        889,010        463,774
        Bad debts                                                           29,793         67,582         85,978
        Income from an unconsolidated joint venture                       (217,909)      (104,147)       (54,332)
        Minority interest                                                  (44,114)       294,625        (24,838)
        Deferred income taxes                                              224,757        453,259       (190,029)
        Increase (decrease) in cash attributable to
               changes in operating assets and liablities:
           Accounts receivable                                              82,352     (2,703,156)    (1,646,558)
           Accounts receivable - joint venture                             254,696           --
           Note receivable                                                 239,674           --
           Due from affiliate                                             (564,093)          --         (243,556)
           Other receivables                                               361,888       (409,442)        25,397
           Due from officers                                                94,343           --             --
           Prepaid expenses                                                 68,837        (36,542)       (37,790)
           Security deposits                                               (22,450)        78,396        269,712
           Distributions from a joint venture                              (23,152)        31,206        104,945
           Due to affiliate                                                (38,099)       (56,954)       109,170
           Accounts payable                                                203,752        675,989        370,086
           Accrued expenses                                                (86,321)       296,023        166,537
           Income taxes payable                                               --             --             (250)
           Advances to unconsolidated affiliate                           (260,776)          --             --
           Undistributed loss of affiliate                                   8,981           --             --
                                                                       -----------    -----------    -----------

     Net cash provided by (used in) operating activities                 1,392,552      1,486,969        287,764
                                                                       -----------    -----------    -----------

     Cash flows from investing activities:
        Organization costs                                                 (75,000)          --             --
        Acquisition of property assets                                  (1,628,381)      (461,453)      (554,112)
        Net assets of discontinued subsidiary                                 --             --          105,670
        Note receivable - affiliate                                           --          100,000        100,000
        Deposits                                                              --           25,000           --
        Purchase of partnership interest                                      --            3,710           --
        Disposition of property assets                                     945,377           --             --
                                                                       -----------    -----------    -----------
     Net cash used in investing activities                                (758,004)      (332,743)      (348,442)

     Cash flows from financing activities:
        Proceeds from issuance of long term debt                         2,044,904           --
        Net borrowings on line of credit                                      --          103,000        496,750
        Affiliate advances                                                    --          468,571        (15,034)
        Joint venture advances                                                --           93,467           --
        Due to/from managing agent                                            --             --          252,031
        Payments on capitalized lease obligations and long-term debt    (1,958,186)    (2,161,169)   (1,.120,051)
        Extinguishment of long term debt                                  (644,470)          --             --
                                                                       -----------    -----------    -----------
     Net cash provided by financing activities                            (577,752)    (1,496,131)      (386,304)

     Net increase (decrease) in cash and cash equivalents                   76,796       (341,905)    (1,022,510)

     Cash and cash equivalents at beginning of period                      642,421        984,326      2,006,836

     Cash and cash equivalents at end of period                        $   719,217    $   642,421    $   984,326
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------



See independent auditors' report and notes to consolidated financial statements.

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                                                    Additional
                                      Number of          Common       Paid-In     Retained
                                        Shares           Stock        Capital     Earnings         Total
                                      ---------          -------  ------------  -------------   -----------

Balance at December 31, 1994            3,088,292           309   $ 2,820,998    $ 1,059,729    $ 3,881,036

Adjustment in connection
     With the disposal of
     Prime Contracting Corp.                 --            --       1,065,423        (77,869)       987,554

Issuance of common stock-
     Acquisition of certain
     Assets and the assumption
     Of certain liabilities of
     Central Imaging Partners,
     Limited Partnership                   80,000             8       199,992           --          200,000

Net loss for the year ended
     December 31, 1995                       --            --            --         (741,054)      (741,054)
                                      -----------   -----------   -----------    -----------    -----------

Balance at December 31, 1995            3,168,292           317     4,086,413        240,806      4,327,536

Write-down of assets relating
     To the disposal of
     Prime Contracting Corp.                 --            --        (358,000)          --         (358,000)

Adjustment in connection with
     The sale of 65% of Empire
     State Imaging Associates, Inc.          --            --         137,976         27,655        165,631

Net income for the year ended
     December 31, 1996                       --            --            --          249,826        249,826

Balance at December 31, 1996            3,168,292           317     3,866,389        518,287      4,384,993
                                      -----------   -----------   -----------    -----------    -----------

Net income for the year ended
     December 31, 1997                       --            --            --          124,792        124,792

Balance at December 31, 1997            3,168,292   $       317     3,866,389    $   643,079    $   643,079
                                      -----------   -----------   -----------    -----------    -----------
                                      -----------   -----------   -----------    -----------    -----------



See independent auditors' report and notes to consolidated financial statements.

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997, AND 1996



NOTE 1    -       GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNT POLCIES.

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


         (b)      Basis of Presentation:

                  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing and Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., Medi-Corp., USA, South Jersey Medical Equipment Leasing Corp., Amherst Medical Equipment Leasing Corp., Open MRI of Morristown, Inc., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corporation, its majority owned subsidiary, Sylvania Diagnostics L.P., (in which the Company has a 50.2% interest), and Metairie Medical Equipment Leasing Corp., a 100% owned subsidiary which was incorporated in June 1997, and its majority owned joint ventures, Plainfield MRI Associates, Joint Venture, MRI Imaging Center at PBI, Open MRI of Morristown, Joint Venture and Doctors Imaging Associates, Joint Venture. The Company has an 84%, 75%, 72% and 50% interest, respectively, in the joint ventures, by contract manages the joint ventures, is the managing joint venture and has unilateral control. The Company has a 35% interest and significant influence in an unconsolidated minority-owned subsidiary, Empire State Imaging Associates, Inc., which is accounted for under the equity method. Investment in an unconsolidated joint venture, Union Imaging Associates, Joint Venture in which the Company has a 10% interest and significant influence, is accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in the consolidation.

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997, AND 1996




NOTE 1    - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

         (c)      Operating Revenue:

                  Revenue from services to physicians are recorded at a percentage of the physicians' established rates under a contractual agreement between the Company and the Physicians. Under these agreements, the Company participates, on the same percentage basis, with adjustments known as contractual allowances, under third-party reimbursement agreements with the physicians, deducted to arrive at net revenue from services. A schedule of revenue and contractual allowances is as follows:


                              For the Years Ended December 31,
                            ------------------------------------
                               1997         1996         1995
                               ----         ----         ----

Revenue from services       10,956,367   13,492,462    5,932,326
Less:  Contractual
              Allowances     2,475,004    2,444,166      385,926
                            ----------   ----------   ----------

Net revenue from services   8,481,363,   11,048,296    5,546,400
                            ==========   ==========   ==========


                  Management fees are generated, through a contractual agreement between the Company and a joint venture, Union Imaging Associates, Joint Venture ("Union") , in which the Company owns a minority interest, based on a percentage of cash collections. Under the terms of the joint venture agreement, the Company receives 11.25% of the joint venture's percentage of the cash collections in exchange for managing the joint venture. The Company's responsibilities include the management of all personnel, leasing of operating facilities and equipment, negotiation of contracts, payments of debts and obligations and preparation and review of invoices and claims.

         (d) The physicians with which the Company contracts, operate under various payment systems with third-party payors. A substantial portion of the Company's revenues are attributable to payments made by government-sponsoree health care programs and other third party payors. The Company receives these payments either directly, in the case of imaging center revenues relating to reimbursable direct patient billings, or indirectly, in the case of technical fee-for-service payments made by hospitals. Any change in reimbursement regulations, or the enactment of legislation, which would have the effect of placing material limitations on the amount of reimbursement for imaging services could adversely affect the operations of the Company. In addition, health care reimbursement programs are not uniformly prompt in making required payments. Extensive payment delays are not uncommon, and the Company's financial resources could be strained while awaiting payment.


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

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997, AND 1996


NOTE 1    - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

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

         (1)      Earnings Per Share:

                  Earnings per share have been computed by dividing the net income by the weighted average number of common stock and common stock equivalent shares outstanding. Common stock and common stock equivalent shares outstanding include shares issued within one year of an initial public offering (IPO), at a price below the IPO price, as outstanding for all periods presented.

         (m)      Reclassification:

                  Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997, AND 1996



NOTE 1    - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

          (n)     New Accounting Standards:


                  The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-lived Assets to be Disposed of". This statement established accounting standards for the impairment of long-lived assets (including goodwill) to be held and used as well as those to be disposed of. The statement requires management to periodically review these assets in light of certain events or circumstances which may effect the recoverability or carrying value of said assets and to adjust the value downward or to dispose of the asset accordingly. The adoption of this standard did not have a material effect on the Company's financial position or its results of operations.

         (o)      Retirement Plan:

                  The Company maintains a qualified 401(k) wage deferral plan. Employees may defer a portion of their salary. The Company does not contribute to the plan.

NOTE 2 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS

                  In October 1995, the Company entered into a joint venture agreement with RMC Consulting, Inc. and two individuals to develop a MRI facility located in Morristown, New Jersey. In December 1995, OpenMRI of Morristown, Inc. ("OpenMRI"), a wholly-owned subsidiary of the Company, was assigned the Company's interest in the joint venture. OpenMRI accepted delivery of a new magnetic resonance imaging machine and opened in February 1996. The joint venture shall terminate upon earlier of (I) October 31, 2015; (ii) the sale of the business; or
         (iii) the mutual consent of the joint ventures. The Company has a 72% interest in the profit, obligations and liabilities under the joint venture agreement. The Company and its wholly-owned subsidiary, OpenMRI of Morristown, Inc., entered into an agreement with DVI Financial Services, Inc. ("DVI") to provide permanent financing aggregating $1,187,786 on this new site. This amount is payable over 63 months at monthly payments of $11,158 for the first three months and $25,598 per month for the next 60 months.

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

                  On December 27, 1995, the Company entered into an agreement with a related party to sell all of the common stock of Prime for $1,200,000, payable as follows: $100,000 upon execution, $100,000 at closing and a promissory note bearing interest at prime plus one percent. The note was payable in two installments, $600,000 after six months and $400,000 after one year of the closing date. The Company in 1995 recorded an increase of $987,554 to stockh9olders' equity which represents the excess of the sale price over the net assets of Prime.

                  The Agreement was modified in 1996 to extend the note payments of $600,000 to October 1997 and $400,000 to April 1998. Additionally, the modified agreement required the Company to charge $358,000 of receivables from Prime to additional paid-in capital in 1996 as an adjustment to the sale price.

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997, AND 1996



NOTE 2 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS.        (Continued)

                  On December 27, 1996, the Company entered into a stock purchase agreement with a related party to sell 65% of the capital stock of Empire State Imaging Associates, Inc. ("Empire") for $250,000, payable as follows: $25,000 at the closing and nine equal monthly installments of $25,000 plus interest at prime plus one percent. The Company has recorded an increase of $165,631 to stockholders' equity which represents the excess of the sale price over the net assets of Empire. At December 31, 1997 and 1996, the Company's investment in Empire is $61,354 and $60,321, respectively, and the Company has advances receivable from Empire of $506,383 and $246,640.

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

                  As a result of this acquisition, the Company recorded the difference between the acquisition price of one dollar and the allocated percentage of the cumulative deficit as goodwill and the cumulative allocated losses in excess of basis of the limited partners of Sylvania as an intangible asset as of July 1, 1996, the date of acquisition. All subsequent losses are allocated to the Company with future income first applied to the losses and the remainder against the intangible asset until it is fully recovered. The Company also entered into an agreement with DVI which provides for $135,000 of working capital advances which are only to be used for operating Sylvania. If the Company determines that operating Sylvania is not profitable, DVI will purchase either Sylvania or OME for one dollar. In August 1996, Sylvania entered into an agreement with DVI to refinance equipment and related leasehold improvements in the aggregate amount of $2,127,366. The amount is payable in 64 monthly installments commencing in March 1997 of $20,000 for the first four months and $44,968 over the remaining 60 months. The Company, Sylvania and DVI are presently discussing amending the repayment terms of this obligation. The Company is indemnified for all prior liabilities and obligations of the limited partnership by DVI, an equipment finance company who is the lessor of Sylvania's medical equipment.

                  In July 1996, the Company, through its wholly-owned subsidiary WPMEL, entered into a lease and management services agreement with Advanced Imaging & Radiology Associates, P.A. ("M.D."). The agreement provides that WPMEL will lease office space, fixtures and equipment and will provide management services to M.D. over an initial term of five years with a five year renewal option. The site, located in West Paterson, New Jersey, is a medical practice specializing in diagnostic imaging.

         In February, 1997, the Company acquired a 25% interest in OpenMRI and Diagnostic Services of Toms River, Inc. In March, 1997, the Company entered into a contract for the sale of its stock in this entity resulting in a gain of $252,076. The proceeds are payable as follows:
         25% at closing and a note for 75%, bearing interest at 11% per annum, payable in monthly installments commencing 90 days after the facility opens for business.

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997, AND 1996



NOTE 2 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS.        (Continued)

         In June of 1997, Metaire Medical Equipment Leasing was incorporated in the state of New Jersey, as a 100% owned subsidiary of the Company. In October of 1997, Metaire Medical Equipment Leasing Corporation was registered as a Corporation doing business in the State of Louisiana. Under the terms of the venture agreement the Company will receive 100% of the profits and equity of Open MRI of Metaire. The site opened for business in February of 1998. There is an agreement with an unaffiliated group that provided they contribute $250,000 in cash, the Company's ownership position will be reduced to 51%.

         In October 1997, the Company entered into a contract for the sale of all leasehold rights, medical equipment, and the assumption of certain liabilities of Somerset Medical Equipment Leasing Corporation, resulting in a loss of $36,907.


NOTE 3 - FURNITURE, FIXTURES, EQUIPMENT AND LEASHOLD IMPROVEMENTS.

                  Furniture, fixtures, equipment and leasehold improvements consist of the following:



                                          December 31,
                                  --------------------------
                                      1997          1996
                                      ----          ----
Medical Equipment                 $14,083,189   $13,355,067
Building                              358,066       358,066
Furniture and Fixtures                 67,139        69,890
Automobiles                            22,860        22,860
Leasehold improvements              1,048,780       997,800
                                  -----------   -----------
                                   15,580,034    14,803,683
Less:  Accumulated Depreciation
              and Amortization      6,134,831     4,759,821
                                  -----------   -----------

                                    9,445,203    10,043,862
                                  -----------   -----------
                                  -----------   -----------

NOTE 4 - INVESTMENT IN JOINT VENTURE.

                  In 1990, the Company acquired a ten percent (10%) interest in Union Imaging Associates, Joint Venture, which it accounts for using the equity method of accounting, due to the significant influence it has on the joint venture as its managing venturer.

                  The following is a summary of selected financial information from the financial statements of the joint venture in which the Company has an investment.



                                Total      Long-Term      Total        Total
                                Assets       Debt      Liabilities    Capital
                                ------     ---------   -----------    -------
         December 31, 1997   $5,538,114   $1,354,524   $3,116,550   $  342,721
         December 31, 1996    4,339,575    1,938,137    3,637,025      702,550
         December 31, 1995    3,251,821    1,550,917    1,679,846    1,571,975





                                                           10%
                               Gross                   Allocations
                              Revenues     Net Income   of Income
                              --------     ----------  -----------
         December 31, 1997   $5,603,802   $2,078,843   $207,884
         December 31, 1996    4,417,540    1,041,469    104,147
         December 31, 1995    3,127,608      543,317     54,332


                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997, AND 1996



NOTE 5 -          LINE OF CREDIT.

                  In April 1995, the Company secured a line of credit with Summit Bank for $600,000 at the bank's prime rate for commercial borrowers. As of December 31, 1997 and 1996, the amount of the liability under the line of credit was $599,750. The line of credit is secured by a certificate of deposit in the amount of $600,000.

NOTE 6 -          LONG-TERM DEBT.

         Long-term debt consists of the following:


                                                     December 31,
                                             -------------------------
                                                 1996          1997
                                                 ----          ----
         Capitalized lease obligations (a)   $ 8,691,572   $ 9,296,467
         Accounts receivable financing (b)       926,363       686,173
         Other (c)                               418,375       480,483
                                             -----------   -----------
                                              10,036,310    10,463,123

         Current portion                       3,115,461     2,721,906
                                             -----------   -----------
         Total long-term debt                $ 6,920,849   $ 7,741,217
                                             -----------   -----------
                                             -----------   -----------


         (a)   Capitalized Lease Obligations:

                  The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment

         (b)   Accounts Receivable Financing:

                  The Company entered into two separate agreements with DVI to finance up to $1,500,000 of the accounts receivable balances from two of the Company's subsidiaries and one of its joint ventures and $1,500,000 of the accounts receivable balance from the Company's unconsolidated joint venture. The agreements extend to March and June 1998, respectively, with consecutive one year renewal terms. The agreements are non-cancelable, except in the event of default by the Company. At December 31, 1997, the amounts financed under these agreements totaled $926,363 and $1,084,495, respectively. The Company has guaranteed the $1,500,000 financing line of credit of the unconsolidated joint venture. The unconsolidated joint venture has loaned the Company $110,467 from the proceeds of this line of credit. At December 31, 1997, the Company is not in compliance with the terms of the loan agreement. Management is presently negotiating with DVI to bring the Company into compliance.

         (c) Other:

                  Sylvania Diagnostics limited partnership at December 31, 1997 and 1996 is obligated for notes payable incurred prior to the Company's acquiring its 50.2% interest. The Company has an agreement in which DVI indemnifies the Company for these notes as well as all other pre-acquisition debts of Sylvania Diagnostics. The notes payable at December 31, 1997 and 1996 are as follows:



                                                                                        December 31,
                                                                                   ---------------------
                                                                                      1997      1996
                                                                                      ----      ----

         (i) Note payable to a bank which was due on March 14, 1995. The bank has not called the note and is negotiating with the Company,
         Sylvania, and DVI to schedule repayment terms. The note bears interest at 2.5% over prime. The note is collateralized by substantially all of the
         assets of Sylvania                                                         $249,500   $249,500
         -----------------------------------------------------------------------------------------------
         (ii) Note payable to a professional corporation in equal monthly
         installments of $5,000 including interest at 9.4% through July 2000         130,939    183,080
         -----------------------------------------------------------------------------------------------
         (iii) Installment note payable to a bank in equal monthly
         installments of $1,302 including interest at 2% over prime through
         August 2000 and a final payment in September 2000 of the remaining           37,936     47,903
         balance
         -----------------------------------------------------------------------------------------------

                                                                                    $418,375   $480,483
                                                                                    --------   --------
                                                                                    --------   --------

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997, AND 1996



NOTE 6 - LONG TERM DEBT.  (Continued)

         (c)   Other (Continued):

                  The following is a schedule by year of future minimum lease payments under the terms of these leases, together with the present value of the net future minimum lease payments as of:



                                                                  December 31,
                                                          --------------------------
                                                              1997          1996
                                                              ----          ----

                  1997                                    $ 3,212,855   $ 2,906,157
                  1998                                      3,122,505     2,869,807
                  1999                                      2,722,655     2,433,242
                  2000                                      1,740,552       992,331
                  2001                                        667,358          --
                                                          -----------   -----------

                  Total future minimum lease payments      11,465,925    12,175,102
                  Less: Amounts representing interest       2,169,458     2,703,710
                                                          -----------   -----------

                  Present value of future minimum
                  Lease payments                            9,296,467     9,471,392

                  Less: current portion                     2,026,482     1,866,230
                                                          -----------   -----------

                  Non-current portion of future minimum
                  Lease payments                          $ 7,269,985   $ 7,605,162
                                                          -----------   -----------
                                                          -----------   -----------


                  The future principal payments for long-term debt are as follows :

                                December 31,
                         ------------------------
                             1997          1996
                             ----          ----
                  1997   $ 2,721,905   $2,163,008
                  1998     3,225,816    2,400,921
                  1999     2,385,084    2,249,020
                  2000     1,578,420    1,030,962
                  2001       551,898         --
                         -----------   ----------
                         $10,463,123   $9,761,724
                         -----------   ----------
                         -----------   ----------


NOTE 7 - STOCKHOLDERS' EQUITY

                  In February 1994, the Company completed an initial public offering of its securities pursuant to the Securities Act of 1993 (as amended) from which it received proceeds of $1,986,181, net of commissions and expenses of the offering of $601,319. The offering included the sale of $17,500 units including the underwriters' overallotment of 67,500 units at a selling price of $5.00 per unit. Each unit consisted of one (1) share of the Company's $0.0001 par value common stock ("Common Stock"), one (1) Class A Redeemable Common Stock Purchase Warrant ("A Warrant") and one (1) Class B Redeemable Common Stock Purchase Warrant ("B Warrant). Each a Warrant entitles the holder to purchase one 91) share of Common Stock for a period, as extended, ending in August 1997 at a price of $6.50. Each B Warrant entitles the holder to purchase one 91) share of Common Stock for a period, as extended, ending in February 1998 at a price of $8.00.

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997, AND 1996



NOTE 8 -          INCOME TAXES.

                  The Company does not report income, for income tax reporting purposes, on the consolidated or acrual basis. Deferred income taxes payable at December 31, 1997 and 1996 of $1,209,685 and $984,928,
         respectively, represent temporary differences arising primarily from the recognition of income on the cash receipts and cash disbursements basis of accounting for income tax reporting purposes and 9% for state income tax purposes, which are expected to be realized in future years, thus, no valuation allowance has been provided.

                  The Company has recorded income tax provision (credit) at December 31, 1997, 1996 and 1995 of $277,990, $455,320, and ($243,478),
         respectively. The Company has a net operating loss carry-forward for federal income tax purposes which are available to offset future taxable income of $3,200,000 through 2011.

                  The following is a reconciliation for the U.S. federal statutory tax rate and the apparent tax rate:


                                         1997    1996    1995
                                         ----    ----    ----


         U.S. Federal statutory rate     34.0%   34.0%  (34.0%)
         State taxes                      6.0     6.0    (6.0)
         Goodwill amortization            1.6     1.6      --
         Other                            3.9     3.9     3.5
                                         ----    ----    ----

         Apparent tax rate               45.5%   45.5%  (36.5%)
                                         ----    ----    ----
                                         ----    ----    ----




         The Company has recorded current and deferred income taxes as follows:




                        Years Ended December 31,
                     -------------------------------
                        1997      1996       1995
                        ----      ----       -----

         Current:
           Federal   $   --     $   --     $    --
           State        2,200      2,091        --
                     --------   --------   ---------

         Total       $  2,200   $  2,091   $    --
                     --------   --------   ---------
                     --------   --------   ---------

         Deferred:
           Federal   $238,990   $385,829   ($188,618)
           State       41,200     67,400     (54,860)
                     --------   --------   ---------

         Total       $280,190   $453,229   ($243,478)
                     --------   --------   ---------
                     --------   --------   ---------


NOTE 9 - RELATED PARTY TRANSACTIONS.

                  Advances to Joint Venturer:

                  A majority-owned joint venture, Doctors Imaging Associates, Joint Venture, has received non-interest bearing advances from one of the joint venturers totaling $218,717 at December 31, 1997 and 1996. The joint venturer is obligated to advance up to $250,000 from time to time for working capital as the Company deems necessary. These advances are to be repaid prior to any distributions of profits to the joint venturers.

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997, AND 1996



NOTE 10 -         COMMITMENTS AND CONTINGENCIES.

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

                  The Company also leases its main administrative offices, located in Morristown, New Jersey, for a related party under a month-to-month agreement treated as an operating lease for a monthly rental payment of approximately $6,000. In addition, the Company is obligated under various other leases for its facilities. The future minimum lease payments for all locations under their respective leases as of December 31, 1997 and 1996 are as follows:



                                 December 31,
                          ------------------------
                              1997         1996
                              ----         ----

                   1997   $  643,562   $  499,100
                   1998      523,285      412,400
                   1999      349,522      306,900
                   2000      168,300      155,600
                   2001       63,500         --
                          ----------   ----------

                  Total   $1,748,169   $1,871,600
                          ----------   ----------
                          ----------   ----------



                  (b)  Doctors Imaging Associates, Joint Venture:

                           The joint venture which owns the minority 50%
interest in the joint venture, has a contract to provide professional radiology services on a percentage basis to the joint venture. In addition, through a separate company with common ownership, the joint venturer also leases space to the joint venture.

                  (c)      Muhlenberg Regional Medical Center:

                           The Company entered into an agreement with Muhlenber
Regional Medical Center (the "Hospital") which provides for the placement of a mobile magnetic resonance imaging ("MRI") unit at the Hospital for five (5) years without rent. In addition, the Company entered into an agreement with an affiliate of the Hospital for certain management services to be provided to the Company for a five (5) year term requiring minimum annual management fees of $50,000. In June 1996, the agreements terminated by their terms.

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997, AND 1996



NOTE 10 - COMMITMENTS AND CONTINGENCIES.

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


NOTE 11 -         SUBSEQUENT EVENTS.

                  In March 1998, the Company agreed to restructure the promissory note for the sale of Prime Contractor Corp. to a related party as follows: $200,000 in cash payable over 36 months, plus interest calculated at prime plus 1% and a 36 month option to purchase 250,000 shares of the related party stock at $0.05.

                  In March 1998, the Company's management announced its intention to merge with an affiliated company.