Form 10-K/A
period 1997-12-31
MODERN MEDICAL MODALITIES CORP
filed 1998-05-20
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             AMENDMENT #1 FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission File Number 0-23416

                      MODERN MEDICAL MODALITIES CORPORATION
-------------------------------------------------------------------------------
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

Registrant's telephone number, including area code (973) 538-9955
                                                   --------------

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to  Section 12(g) of the Act:

                                      NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS            ON WHICH REGISTERED
        -------------------            -------------------

COMMON STOCK
-----------------------------------------------------------------------
CLASS A COMMON STOCK PURCHASE WARRANT
-----------------------------------------------------------------------
CLASS B COMMON STOCK PURCHASE WARRANT
-----------------------------------------------------------------------

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

Amherst, New York (3)        Yes       No          No

Open MRI of Morristown (4)   Yes       No          Yes

West Paterson Medical
 Equipment Leading Corp.(5)  No        No          Yes

Ohio Medical Equip. Leasing
 Corp./Sylvania Diag.(6)     Yes       Yes         Yes

Metaire Med. Equip.
 Leasing (9)                 Yes

MEDICAL TECHNOLOGY CENTERS
--------------------------

Passaic, New Jersey (8)      Yes       No


--------------------------
(1) This joint venture was organized on June 22, 1990 for the purpose of providing MRI and CT services to medical professionals. The joint venture has two joint-venturers, the Company, the managing joint venturer, and Union Imaging Associates Inc. ("UIA"). The Company has a 10% interest and UIA has a 90% interest in the Joint Venture.

(2) This joint venture was organized on April 23, 1991 for the purpose of providing MRI and CT services to medical professionals. The joint venture has two joint venturers the Company, the managing joint-venturer, and Doctors Imaging Associates, Inc. Each has a 50% interest in the joint venture.

(3) This is an extremity MRI (which images only legs and arms) that discontinued operations in 1997.

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

(10) This site was organized in July of 1995 as Somerset Imaging Corp., a wholly-owned subsidiary of the Company. This facility provided Cat-Scan Imaging and Radiology/Fluoroscopy Diagnostic Services to radiologists and other medical professionals. In September 1997, this site was sold to an unaffiliated party.

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

ATRIUM IMAGING

        In October of 1994, Medical Marketing and Management, Inc. signed a contract with Atrium Imaging of Manalapan, New Jersey. Under the terms of this agreement, Medical Marketing and Management will provide administrative, billing and marketing services to the operation. Under the terms of the agreement, Medical Marketing and Management will receive the greater of $4,000 or 8% of cash collected per month. This agreement terminated in July 1997.

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

In 1997, this operation was discontinued.

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


                                                December 31,
                                        1 9 9 7             1 9 9 6
                                        -------             -------
1997                                   $    643,562      $  499,100
1998                                        523,285         412,400
1999                                        349,522         306,900
2000                                        168,300         155,600
2001 and thereafter                          63,500           -
                                         ----------      ----------
TOTAL                                    $1,748,169      $1,374,000
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

        The Company's Common Stock is traded in the NASDAQ over-the-counter market under the symbol MODM. It's "A Warrant" and "B Warrant" are traded under the symbols MODMW and MODMZ. As quoted in the Monthly Statistical Reports of the National Association of Securities Dealers, Inc., the approximate high and low bid prices for the year ended December 31, 1997 are as follows:


                                     COMMON STOCK
                                     ------------

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


                                      A WARRANT
                                      ---------

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


                                       B WARRANT
                                       ---------

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


                                                                          For the Years Ended December 31,
                                                    --------------------------------------------------------------------------
                                                           1997            1996            1995          1994          1993
                                                    -------------  ---------------    -----------   -----------   ------------
Selected statement of operating data:
      Total operating income                      $     9,941,315   $   12,074,914      6,268,403     3,656,909     3,185,008
     Total operating expenses                           8,807,437        9,872,550      6,124,604     3,114,115     2,114,828
     Income (loss) from continuing operations             188,554          249,826       (424,530)      222,143       308,109
     Income (loss) from discontinued operations           (63,762)              -        (316,524)       71,180       (63,433)
     Net income (loss)                                    124,792          249,826       (741,054)      405,631       244,676

Per share data:

     Income (loss) from continuing operations                0.06             0.08          (0.13)         0.08          0.13
     Income (loss) from discontinued operations             (0.02)              -           (0.10)         0.02         (0.03)
     Net income (loss)                                       0.04             0.08          (0.23)         0.14          0.10

Selected balance sheet data:

      Total assets                                $    19,070,161   $   19,360,231     16,538,701    10,311,6$4     6,257,963
     Long-term obligations                              8,193,188        8,818,552      8,601,297     5,126,863     3,506,903
     Total liabilities                                 14,419,551       14,975,238     12,211,255     6,430,578     4,768,739
     Retained earnings                                    643,079          518,287        240,806     1,059,729       654,098
     Stockholders' equity                               4,509,785        4,384,993      4,327,536     3,881,036     1,489,224
     Working capital (deficit)                            994,650          886,194      1,646,004     2,862,871       404,253


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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

     This category of expenses has increased by $2,766,000 when comparing 1996 to 1995. Increases in costs attributable to sites that commenced operations in 1996 or had operations for only a portion of the fiscal 1995 are as follows:


Empire State                        $  345,000    Payroll, rent, supplies, office expenses
WPMEL                                  154,000    Payroll, rent, supplies, office expenses
Amherst                                194,000    Payroll, rent, office expenses
OME                                    408,000    Payroll, rent, supplies, office expenses
OpenMRI of Morristown                  419,000    Payroll, rent, office expenses
MRI Imaging Center at PBI              399,000    Payroll, rent, supplies, office expenses
Somerset Imaging
  Corporation                          298,000    Payroll, rent, supplies, office expenses
                                    ----------

     Total                          $2,217,000
                                    ----------
                                    ----------


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

Interest expense, net of a decrease in interest income of $30,000, has increased by $441,000 when comparing 1996 and 1995. This increase is attributable primarily to the financing of equipment at Empire State, MRI Imaging Center at PBI, Somerset Imaging Corporation, Amherst Medical Equipment Leasing Corporation, OpenMRI of Morristown, as well as interest on the lines of credit with Summit Bank of New Jersey, Republic National Bank, and financing with DVI Financial Services, Inc.("DVI").

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MODERN MEDICAL MODALITIES CORPORATION


INDEX........................................................................37

INDEPENDENT AUDITORS' REPORT OF VINCENT J. BATYR & CO.......................F-1

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as at December 31, 1997 and 1996................F-2

Consolidated Statements of Operations
         For the Years Ended December 31, 1997, 1996, and 1995..............F-4

Consolidated Statements of  Cash Flows
         For the Years Ended December 31, 1997, 1996, and 1995..............F-5

Consolidated Statements of Stockholders' Equity
         For the Years Ended December 31, 1997, 1996, and 1995..............F-6

Notes to Financial Statements........................................F-7 - F-17

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of the Company, and further information concerning them, are as follows:


      NAME                AGE                  POSITION
      ----                ---                  --------

Roger Findlay             50          Chairman of the Board
                                        of Directors

Dominic Gugliemli*        46          President

Patrick O'Connor          43          Vice President

Jan Goldberg              47          Vice President, Treasurer
                                        and Director

Gregory Maccia            44          Vice President, Secretary,
                                        and Director

Elli Pittas               44          Vice President of
                                        Operations and Director

Fred Mancinelli           55          Outside Board of Director and
                                        member of the Audit Committee

Carl Gedeon               47          Outside Board of Director and
                                        member of the Audit Committee


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

     In March of 1998, the Company in response to the NASDAQ requirement appointed Fred Mancinelli, President of CBS Printing and Forms of Cedar Knolls New Jersey and Carl Gedeon, President of Med Space Inc. of Cleveland Ohio, two independent members to the Board of Directors of the Company. Mr. Mancinelli and Mr. Gedeon both will also serve on the Audit Committee along with the treasurer of the Company.

FRED J. MANCINELLI was appointed to the Board of Directors of Modern Medical Modalities on March 3, 1998. Since 1988 Mr. Mancinelli has been President of CBS Business Forms and Printing, Inc., a privately owned marketing, printing and forms corporation located in Cedar Knolls, New Jersey. From 1971 to 1988, Mr. Mancinelli was Vice President of Sales for New Jersey for Computer Business Supplies, Inc. He purchased the New Jersey Branch office in 1988 and has concentrated on meeting the total business forms and printing requirements of over 350 customers. He is responsible for the administrative management, marketing, cash flow analysis and sales for the Company. From 1962 to 1971, he was employed by Autographic Business Forms, serving as Communications Manager from 1962-1964, salesman from 1964-1968 and the New Jersey regional sales manager from 1968-1971.

CARL GEDEON was appointed to the Board of Directors of Modern Medical Modalities on March 3, 1998. Mr. Gedeon has over twenty years of experience in the medical support business, concentrating on sales with an emphasis on unique design, financing and problem solving for diagnostic imaging centers. Currently Mr. Gedeon is founder and president of MedSpace, Inc., a company that specializes in the design and manufacture of state of the art building systems utilized to house diagnostic imaging equipment. Previously, Mr. Gedeon was vice president of a major modular office company specializing in medical systems throughout the United States.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the executive compensation and distribution paid to each executive officer of the Company during the year ended December 31, 1997.


                                        EXECUTIVE COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                        ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
---------------------------------------------------------------------------------------------------
NAME AND                                                      RESTRICTED
PRINCIPAL            FISCAL                             OTHER       STOCK       OPTIONS/     LTIP          ALL OTHER
OTHER POSITION        YEAR     SALARY      BONUS    COMPENSATION    AWARDS       SARSS       PAYOUTS     COMPENSATION
-----------------------------------------------------------------------------------------------------------------------

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


          NAME                     AMOUNT
          AND ADDRESS              AND NATURE
          OF BENEFICIAL            OF BENEFICIAL
          OWNER                    OWNERSHIP(1)
          -------------            -------------

          Roger Findlay               236,096
          29 Oak Knoll Road
          Mendham, New Jersey

          Jan Goldberg                236,091
          555 North Avenue
          Fort Lee, New Jersey

          Gregory Maccia              236,091
          41 Mount Pleasant Rd.
          Morristown, New Jersey

          Elli Pittas                       0
          149 Combs Hollow Road
          Randolf, New Jersey

          Patrick O'Connor                  0
          255 Serpentine Drive
          Bayville, New Jersey

          Officers and Directors      708,278
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








Vincent J. Batyr & Co.
Certified Public Accountants

New York, NY
April 17, 1998

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,
                                                                             ----------------------------------------
                                                                                  1997                     1996
                                                                             ----------------         ---------------

                                     ASSETS
                                ----------------

Current assets:
   Cash and cash equivalents                                                   $     119,217          $       42,421
   Restricted cash for line of credit repayment                                      600,000                 600,000
   Accounts receivable (less contractual
      allowances of $2,475,004 and $2,445,124,
      respectively)                                                                4,919,714               4,867,242
   Account receivable - joint venture                                                254,696                       -
   Current portion of note receivable from affiliate                                 972,650                 600,000
   Current portion of note receivable                                                 46,590                       -
   Loan receivable - affiliate                                                       121,250                 225,000
   Due from officers                                                                  94,343
   Other receivables                                                                  47,554                 409,442
   Prepaid expenses                                                                   44,999                 113,836
                                                                             ----------------         ---------------
             Total current assets                                                  7,221,013               6,857,941
                                                                             ----------------         ---------------

Other assets:
   Furniture, fixtures, equipment and
      leasehold improvements (net of accumulated
      depreciation and amortization of $6,134,831
      and $4,759,821, respectively)                                                9,445,204              10,043,862
   Note receivable -  net of current portion                                         113,736                 400,000
Goodwill (net of accumulated amortization

   of $189,233 and $47,307)                                                        1,229,990               1,371,916
Organization costs (net of accumulated
   amortization of $16,601 and $9,859,
   respectively)                                                                      81,097                  12,839
Investment in joint ventures                                                         259,483                 237,261
Investment in and advances to
   unconsolidated affiliate                                                          567,737                 306,961
Deposits                                                                             151,901                 129,451
                                                                             ----------------         ---------------
             Total other assets                                                   11,849,148              12,502,290
                                                                             ----------------         ---------------

                                                                               $  19,070,161          $   19,360,231
                                                                             ================         ===============


See independent auditors' report and notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)



                                                                                               December 31,
                                                                                     ----------------------------------
                                                                                          1997               1996
                                                                                     ---------------     --------------
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:                                                                    $   599,750        $   599,750
   Line of credit
   Loan payable - joint venturer                                                            110,467            100,467
   Loans payable - affiliates                                                               202,000            468,571
   Current portion of long-term                                                           3,115,461          2,721,906
   Accounts payable                                                                       1,463,096          1,259,344
   Accrued expenses                                                                         556,862            643,183
   Due to affiliates                                                                         23,594             52,216
   Deferred income taxes                                                                    155,133            126,310
                                                                                     ---------------     --------------
             Total current liabilities                                                    6,226,363          5,971,747
                                                                                     ---------------     --------------

Other liabilities:
   Long-term debt, net of current portion                                                 6,920,849          7,741,217
   Deferred income taxes                                                                  1,054,552            858,618
   Due to joint venturer                                                                    217,787            218,717
                                                                                     ---------------     --------------
             Total other liabilities                                                      8,193,188          8,818,552
                                                                                     ---------------     --------------

             Total liabilities                                                           14,419,551         14,790,299

Minority interest                                                                           140,825            184,939
                                                                                     ---------------     --------------

Commitments and contingencies                                                              -                   -

Stockholders' equity:
   Common stock - $0.0001 par value,
      Authorized  - 5,000,000 shares
      Issued and outstanding - 3,168,292 shares                                                 317                317
Additional paid-in capital                                                                3,866,389          3,866,389
Retained earnings                                                                           643,079            518,287
                                                                                     ---------------     --------------
             Total stockholders' equity                                                   4,509,785          4,384,993
                                                                                     ---------------     --------------

                                                                                         19,070,161         19,360,231
                                                                                     ===============     ==============




See independent auditors' report and notes to consolidated financial statements.

                                 MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                                       CONOLIDATED STATEMENTS OF OPERATIONS

                                                                      For the Years Ended December 31,
                                                     -------------------------------------------------------------------
                                                           1997                     1996                     1995
                                                     ------------------       -----------------         ----------------
Operating income:
   Net revenue from services                             $   8,643,917          $   11,048,296            $   5,546,400
   Management fees                                             408,787                 283,263                  377,591
   Marketing revenues                                        1,051,165                 743,355                  344,412
                                                     ------------------       -----------------         ----------------
Total operating income                                      10,103,869              12,074,914                6,268,403
                                                     ------------------       -----------------         ----------------

Operating expenses

   Selling, general and administrative                       6,100,714               6,912,230                4,146,624
   Expenses associated with
      management fee income                                    248,760                 387,429                  347,275
   Expenses associated with
      marketing revenue                                        639,667                 744,015                  489,683
Bad debts                                                       29,793                  67,582                   85,978
Depreciation and amortization                                1,788,503               1,761,294                1,055,044
                                                     ------------------       -----------------         ----------------
Total operating expenses                                     8,807,437               9,872,550                6,124,604
                                                     ------------------       -----------------         ----------------

Income from operations                                       1,296,432               2,202,364                  143,799

Other income (expenses):
   Interest income                                             135,497                  37,909                   68,217
   Interest expense                                         (1,218,356)             (1,344,649)                (933,137)
   Income from joint ventures                                  217,909                 104,147                   54,332
   Loss from a minority owned subsidiary                        (8,981)                      -                        -
   Loss on sale of property assets                             (26,702)                      -                        -
   Loss on sale of subsidiary                                  (36,907)                      -                        -
   Gain on sale of subsidiary                                  252,076                       -                        -
                                                     ------------------       -----------------         ----------------
Total other income (expenses)                                 (685,464)             (1,202,593)                (810,588)
                                                     ------------------       -----------------         ----------------

Income (loss) from continuing operations
   before income tax provision and
   minority interest                                           610,968                 999,771                 (666,789)

Income tax provision (credit)                                  277,990                 455,320                 (243,478)
                                                     ------------------       -----------------         ----------------

Income (loss) from continuing operations
   before minority interest                                    332,978                 544,451                 (423,311)

Minority interest                                             (144,424)               (294,625)                  (1,219)
                                                     ------------------       -----------------         ----------------
Income (loss) from continuing operations                       188,554                 249,826                 (424,530)

Income (loss) from discontinued
   operations, net of income tax effect
   of $53,233, $ - , and ($77,866), respectively               (63,762)              -                         (316,524)
                                                     ------------------       -----------------         ----------------

Net Income (loss)                                         $    124,792            $    249,826              ($  741,054)
                                                     ==================       =================         ================

Earnings per share - primary:

    Net income (loss)                                           $ 0.04                   $0.08                   ($0.23)
                                                     ==================       =================         ================

Number of shares outstanding:

    Primary                                                  3,168,292               3,168,292                3,142,797
                                                     ==================       =================         ================

See independent auditors' report and notes to consolidated financial statements.

                                 MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                                       CONOLIDATED STATEMENTS OF CASH FLOWS
                                                                                      For the Year Ended
                                                                                         December 31,
                                                                       --------------------------------------------------
                                                                             1997              1996             1995
                                                                       ----------------- ------------------ -------------
Cash flows from operating activities:
     Net income                                                              $  124,792         $  249,826   ($  741,054)
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
        Depreciation and amortization                                         1,788,503          1,761,294     1,055,044
        Contractual allowances                                                   29,880            889,010       463,774
        Bad debts                                                                29,793             67,582        85,978
        Income from an unconsolidated joint venture                            (217,909)          (104,147)      (54,332)
        Minority interest                                                       (44,114)           294,625       (24,838)
        Deferred income taxes                                                   224,757            453,259      (190,029)
        Increase (decrease) in cash attributable to
               changes in operating assets and liabilities:
           Accounts receivable                                                  (82,352)        (2,703,156)   (1,646,558)
           Accounts receivable - joint venture                                 (254,696)                 -
           Note receivable                                                      239,674                  -
           Due from affiliate                                                  (564,093)                 -      (243,556)
           Other receivables                                                    267,545           (409,442)       25,397
           Prepaid expenses                                                      68,837            (36,542)      (37,790)
           Security deposits                                                    (22,450)            78,396       269,712
           Distributions from a joint venture                                   (23,152)            31,206       104,945
           Due to affiliate                                                     (38,099)           (56,954)      109,170
           Accounts payable                                                     203,752            675,989       370,086
           Accrued expenses                                                     (86,321)           296,023       166,537
           Income taxes payable                                                       -                  -        (  250)
           Advances to unconsolidated affiliate                                (260,776)                 -             -
           Undistributed loss of affiliate                                        8,981                  -             -
                                                                       ----------------- ------------------- ------------

     Net cash provided by (used in) operating activities                      1,392,552          1,486,969       287,764
                                                                       ----------------- ------------------- ------------

     Cash flows from investing activities:
        Organization costs                                                      (75,000)                 -             -
        Acquisition of property assets                                       (1,628,381)          (461,453)     (554,112)
        Net assets of discontinued subsidiary                                         -                  -       105,670
        Note receivable - affiliate                                                   -            100,000       100,000
        Deposits                                                                      -             25,000             -
        Purchase of partnership interest                                              -              3,710             -
        Disposition of property assets                                          945,377                  -             -
                                                                       ----------------- ------------------- ------------

     Net cash used in investing activities                                     (758,004)          (332,743)     (348,442)
                                                                       ----------------- ------------------- ------------

     Cash flows from financing activities:
        Proceeds from issuance of long term debt                              2,044,904                   -
        Net borrowings on line of credit                                              -            103,000       496,750
        Affiliate advances                                                            -            468,571       (15,034)
        Joint venture advances                                                        -             93,467             -
        Due to/from managing agent                                                    -                  -       252,031
        Payments on capitalized lease obligations and long-term debt         (1,958,186)        (2,161,169)   (1,120,051)
        Extinguishment of long term debt                                       (644,470)                 -             -
                                                                       ----------------- ------------------- ------------

     Net cash provided by financing activities                                 (557,752)        (1,496,131)     (386,304)
                                                                       ----------------- ------------------- ------------

     Net increase (decrease) in cash and cash equivalents                        76,796           (341,905)   (1,022,510)

     Cash and cash equivalents at beginning of period                           642,421            984,326     2,006,836

     Cash and cash equivalents at end of period                              $  719,217       $    642,421   $   984,326
                                                                       ================= =================== ============


                                 MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                        Additional
                                      Number of          Common           Paid-In             Retained
                                        Shares           Stock            Capital             Earnings              Total
                                  ---------------    -----------     ---------------     ----------------     ---------------

Balance at December 31, 1994               3,088,292             309         $ 2,820,998         $  1,059,729        $ 3,881,036

   Adjustment in connection
   With the disposal of
   Prime Contracting Corp.                         -               -           1,065,423              (77,869)           987,554

   Issuance of common stock
   Acquisition of certain
   Assets and the assumption
   Of certain liabilities of
   Central Imaging Partners,
   Limited Partnership                        80,000               8             199,992                    -            200,000

   Net loss for the year ended
   December 31, 1995                               -               -                   -             (741,054)          (741,054)
                                       --------------    ------------    ----------------    -----------------    ---------------

Balance at December 31, 1995               3,168,292             317           4,086,413              240,806          4,327,536

Write-down of assets relating
   To the disposal of
   Prime Contracting Corp.                         -               -            (358,000)                   -           (358,000)

Adjustment in connection with
   The sale of 65% of Empire
   State Imaging Associates, Inc.                  -               -             137,976               27,655            165,631

Net income for the year ended
   December 31, 1996                               -               -                   -              249,826            249,826

Balance at December 31, 1996               3,168,292             317           3,866,389              518,287          4,384,993
                                       --------------    ------------    ----------------    -----------------    ---------------

Net income for the year ended
   December 31, 1997                               -               -                   -              124,792            124,792

Balance at December 31, 1997               3,168,292          $  317           3,866,389         $    643,079        $   643,079
                                       ==============    ============    ================    =================    ===============




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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

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

                                                                           For the Years Ended December 31,
                                                            ----------------------------------------------------------------
                                                                  1997                   1996                   1995
                                                            ------------------     -----------------     -------------------
Revenue from services                                              10,956,367            13,492,462               5,932,326
Less:  Contractual
              Allowances                                            2,475,004             2,444,166                 385,926
                                                            ------------------     -----------------     -------------------

Net revenue from services                                           8,481,363            11,048,296               5,546,400
                                                            ==================     =================     ===================

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

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

NOTE 3 - FURNITURE, FIXTURES, EQUIPMENT AND LEASHOLD IMPROVEMENTS.

                  Furniture, fixtures, equipment and leasehold improvements consist of the following:


                                                                            December 31,
                                                               ---------------------------------------
                                                                      1997                  1996
                                                               --------------------    ---------------
Medical Equipment                                                      $14,083,189        $13,355,067
Building                                                                   358,066            358,066
Furniture and Fixtures                                                      67,139             69,890
Automobiles                                                                 22,860             22,860
Leasehold improvements                                                   1,048,780            997,800
                                                               -------------------- -- ---------------
                                                                        15,580,034         14,803,683

Less:  Accumulated Depreciation

              and Amortization                                           6,134,831          4,759,821
                                                               --------------------    ---------------

                                                                         9,445,203         10,043,862
                                                               ====================    ===============

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


                                                  Total            Long-Term           Total              Total
                                                  Assets              Debt          Liabilities          Capital
                                              ---------------     -------------     -------------    ----------------
          December 31, 1997                       $5,538,114        $1,354,524        $3,116,550            $342,721
          December 31, 1996                        4,339,575         1,938,137         3,637,025             702,550
          December 31, 1995                        3,251,821         1,550,917         1,679,846           1,571,975


                                                                                                           10%
                                                                     Gross                             Allocations
                                                                    Revenues         Net Income         of Income
                                                                  -------------     -------------    ----------------
          December 31, 1997                                         $5,603,802        $2,078,843        $207,884
          December 31, 1996                                          4,417,540         1,041,469         104,147
          December 31, 1995                                          3,127,608           543,317          54,332

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 5 -          LINE OF CREDIT.

                  In April 1995, the Company secured a line of credit with Summit Bank for $600,000 at the bank's prime rate for commercial borrowers. As of December 31, 1997 and 1996, the amount of the liability under the line of credit was $599,750. The line of credit is secured by a certificate of deposit in the amount of $600,000.

NOTE 6 -          LONG-TERM DEBT.

         Long-term debt consists of the following:


                                                                                        December 31,
                                                                         --------------------------------------------
                                                                                1996                    1997
                                                                         --------------------    --------------------
            Capitalized lease obligations (a)                                     $8,691,572              $9,296,467
            Accounts receivable financing (b)                                        926,363                 686,173
            Other (c)                                                                418,375                 480,483
                                                                         --------------------    --------------------
                                                                                  10,036,310              10,463,123

            Current portion                                                        3,115,461               2,721,906
                                                                         --------------------    --------------------
            Total long-term debt                                                  $6,920,849              $7,741,217
                                                                         ====================    ====================

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

         (c) Other:

                  Sylvania Diagnostics limited partnership at December 31, 1997 and 1996 is obligated for notes payable incurred prior to the Company's acquiring its 50.2% interest. The Company has an agreement in which DVI indemnifies the Company for these notes as well as all other pre-acquisition debts of Sylvania Diagnostics. The notes payable at December 31, 1997 and 1996 are as follows:


                                                                                               December 31,
                                                                                       ------------------------------
                                                                                           1997             1996
                                                                                       -------------     ------------
           (i) Note payable to a bank which was due on March 14, 1995. The bank has not called the note and is negotiating with the Company,
           Sylvania, and DVI to schedule repayment terms. The note bears interest at 2.5% over prime. The note is collateralized by
           substantially all of the assets of Sylvania.                                    $249,500         $249,500
           ------------------------------------------------------------------------ -- ------------- --- ------------
           (ii)   Note payable to a professional corporation in equal monthly
           installments of $5,000 including interest at 9.4% through July 2000.             130,939          183,080
           ------------------------------------------------------------------------ -- ------------- --- ------------
           (iii) Installment note payable to a bank in equal monthly
           installments of $1,302 including interest at 2% over prime through
           August 2000 and a final payment in September 2000 of the remaining                37,936           47,903
           balance.
           ------------------------------------------------------------------------ -- ------------- --- ------------
                                                                                           $418,375         $480,483
                                                                                       =============     ============

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 6 - LONG TERM DEBT.  (Continued)

         (c)   Other (Continued):

                  The following is a schedule by year of future minimum lease payments under the terms of these leases, together with the present value of the net future minimum lease payments as of:


                                                                                   December 31,
                                                                        ------------------------------------
                                                                             1997                1996
                                                                        ----------------    ----------------
                            1997                                          $   3,212,855          $2,906,157
                            1998                                              3,122,505           2,869,807
                            1999                                              2,722,655           2,433,242
                            2000                                              1,740,552             992,331
                            2001                                                667,358            -
                                                                        ----------------    ----------------

                            Total future minimum lease payments              11,465,925          12,175,102
                            Less:  Amounts representing interest              2,169,458           2,703,710
                                                                        ----------------    ----------------

                            Present value of future minimum

                            Lease payments                                    9,296,467           9,471,392

                            Less:  current portion                            2,026,482           1,866,230
                                                                        ----------------    ----------------

                            Non-current portion of future minimum
                            Lease payments                                   $7,269,985          $7,605,162
                                                                        ================    ================


The future principal payments for long-term debt are as follows :


                                                                                   December 31,
                                                                        ------------------------------------
                                                                             1997                1996
                                                                        ----------------    ----------------
                           1997                                         $     2,721,905          $2,163,008
                           1998                                               3,225,816           2,400,921
                           1999                                               2,385,084           2,249,020
                           2000                                               1,578,420           1,030,962
                           2001                                                 551,898            -
                                                                        ----------------    ----------------

                                                                            $10,463,123          $9,761,724
                                                                        ================    ================


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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

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

                  The following is a reconciliation for the U.S. federal statutory tax rate and the apparent tax rate:


                                                                      1997                1996                1995
                                                                -----------------    ---------------     ---------------
           U.S. Federal statutory rate                                     34.0%              34.0%             (34.0%)
           State taxes                                                       6.0                6.0               (6.0)
           Goodwill amortization                                             1.6                1.6                   -
           Other                                                             3.9                3.9                 3.5
                                                                -----------------    ---------------     ---------------

           Apparent tax rate                                               45.5%              45.5%             (36.5%)
                                                                =================    ===============     ===============


         The Company has recorded current and deferred income taxes as follows:


                                                                               Years Ended December 31,
                                                                --------------------------------------------------------
                                                                      1997                1996                1995
                                                                -----------------    ---------------     ---------------
           Current:
             Federal                                               $        -          $       -            $     -
             State                                                         2,200              2,091               -
                                                                -----------------    ---------------     ---------------

           Total                                                   $       2,200       $      2,091         $     -
                                                                =================    ===============     ===============

           Deferred:
             Federal                                                 $   238,990         $  385,829         ($ 188,618)
             State                                                        41,200             67,400            (54,860)
                                                                -----------------    ---------------     ---------------

           Total                                                     $   280,190         $  453,229         ($ 243,478)
                                                                =================    ===============     ===============


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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


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


                                                                                           December 31,
                                                                               --------------------------------------
                                                                                     1997                 1996
                                                                               -----------------    -----------------
                                        1997                                        $   643,562         $    499,100
                                        1998                                            523,285              412,400
                                        1999                                            349,522              306,900
                                        2000                                            168,300              155,600
                                        2001                                             63,500              -
                                                                               -----------------    -----------------

                                        Total                                       $ 1,748,169          $ 1,871,600
                                                                               =================    =================

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

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

                  In response to the NASDAQ requirement that at least two Board Members of all NASDAQ Small Cap Companies be independent, the Company announced on March 3, 1998 that Fred Mancinelli, owner and President of CBS Business Forms and Printing of Cedar Knolls New Jersey and Carl Gedeon of Med-Space Inc. of Cleveland, Ohio have been unanimously appointed to the Board and Audit Committee of the Company.
                                      F-17

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MODERN MEDICAL MODALITIES CORP.



By   /s/Roger Findlay
     -----------------------------------
        Roger Findlay
        Chairman of the Board of Directors

Date   May 19, 1998
     -----------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/Roger Findlay
     -----------------------------------
        Roger Findlay
        Chairman of the Board of Directors

Date   May 19, 1998
     -----------------------------------



By   /s/Dominic Gugliemli
     -----------------------------------
        Dominic Gugliemi
        President

Date   May 19, 1998
     -----------------------------------

By   /s/Patrick O'Connor
     ------------------------------
        Patrick O'Connor
        Vice President

Date

     ------------------------------
            *     *     *


By   /s/Jan Goldberg
     ------------------------------
        Jan Goldberg
        Vice President, Treasurer & Director

Date

            *     *     *
     ------------------------------

By   /s/Gregory Maccia
     ------------------------------
        Gregory Maccia
        Vice President, Secretary & Director

Date

     ------------------------------
            *     *     *


By   /s/Elli Pittas
     ------------------------------
        Elli Pittas
        Vice President of Operations and
          Director

Date

     ------------------------------
            *     *     *