Form 10-Q
period 1998-03-31
MODERN MEDICAL MODALITIES CORP
filed 1998-06-02
CIK 902635

                                      FORM 10-Q


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

(X)  Quarterly Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934


                                For the Quarter Ended

                                    March 31, 1998


( )  Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934


      For the transition period from ____________ to ______________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.


     Common Stock - Par Value $.0001               3,168,292
     -------------------------------    -------------------------------
                  Class                      Outstanding Shares At
                                                November 13, 1997

PART I -- FINANCIAL INFORMATION

Page No.

Item 1: FINANCIAL STATEMENT

   Independent Accountants' Review Report...............................       1

   Consolidated Balance Sheets as at March 31, 1998
      (Unaudited) and December 31, 1997.................................       2

   Consolidated Statements of Operations
      For the Three Months Ended March 31, 1998 and 1997 (Unaudited)....       4

   Consolidated Statements of  Cash Flows
      For the Three Months Ended March 31, 1998 and 1997 (Unaudited)....       5

   Notes to Interim Consolidated Financial Statements (Unaudited).......    6-10


Item 2: Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   11-14


PART II -- OTHER INFORMATION

Item 1: Legal Proceedings...............................................      15

Item 2: Changes in Securities...........................................      15

Item 3: Defaults upon Senior Securities.................................      15

Item 4: Submission of Matters to a Vote of Security Holders.............      15

Item 5: Other Information...............................................      15

Item 6: Exhibits and Reports on Form 8-K................................      15

        Signatures......................................................      16

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Modern Medical Modalities Corporation

We have reviewed the consolidated balance sheet of Modern Medical Modalities Corporation and Subsidiaries as at March 31, 1998, and the related consolidated statements of operations, and chash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consollidated balance sheet of Modern Medical Modalities Corporation and Subsidiaries as at December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presently herein: and in our report dated
April 17, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as at December 31, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Vincent J. Batyr & Co.
Tarrytown, NY
May 28, 1998

                   MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                       March 31,             March 31,
                                                         1998                  1997
                                                   -----------------     -----------------
Operating income:
   Net revenue from services                       $      1,796,680      $      2,796,507
                                                   -----------------     -----------------
Total operating income                                    1,796,680             2,796,507
                                                   -----------------     -----------------

Operating expenses:
   Selling, general and administrative                    1,973,091             1,699,832
   Bad debts                                                  6,082                 7,117
   Depreciation and amortization                            430,663               417,216
                                                   -----------------     -----------------
Total operating expenses                                  2,409,836             2,124,165
                                                   -----------------     -----------------

Income (loss) from operations                              (613,156)              672,342
                                                   -----------------     -----------------
Other income (expenses):
   Interest income                                           24,518                 7,014
   Interest expense                                        (223,704)             (263,635)
   Miscellaneous income                                      48,900                30,293
   Income from joint ventures                                50,873                48,172
   Income from minority owned
      subsidiary                                                  -                21,404
   Gain on sale of subsidiary                                     -               252,076
   Restructuring of note receivable                        (747,650)                    -
                                                   -----------------     -----------------
Total other income (expense)                               (847,063)               95,324
                                                   -----------------     -----------------
Income (loss) before income taxes
   and minority interest                                 (1,460,219)              767,666

Provision for income taxes                                 (664,400)              337,690
                                                   -----------------     -----------------

Income before minority interest                            (795,819)              429,976

Minority interest                                           (78,262)               71,812
                                                   -----------------     -----------------

Net income (loss)                                  $       (717,557)     $        358,164
                                                   =================     =================
Basic earnings per share
   Net income (loss)
                                                   =================     =================
Number of shares outstanding:
   Basic                                                  3,168,292             3,168,292
                                                   =================     =================

        See accompanying independent accountant's review report and notes to financial statements

                     MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                                STATEMENT OF CASH FLOWS
                                      (Unaudited)

                                                                  For the three months
                                                                     ended March 31,
                                                             -----------------------------
                                                                 1998             1997
                                                             ------------      -----------
Cash flows from operating activities
  Net income (loss)                                          $   (717,557)     $   358,164
                                                             ------------      -----------

  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 430,663          417,216
    Contractual allowances                                        (49,979)         147,130
    Bad debts                                                       6,082            7,117
    Income from an unconsolidated joint venture                   (50,873)         (48,172)
    Minority interest                                              85,684          347,311
    Deferred income taxes                                        (664,400)        (244,300)
    Income from unconsolidated affiliate                                -          (21,404
    Increase (decrease) in cash attributable to
       changes in operating assets and liabilities:
      Accounts receivable                                         515,375         (772,050)
      Accounts receivable - joint venturer                       (138,475)               -
      Other receivable                                            (14,433)          91,668
      Due from affiliate                                          (32,500)               -
      Due from officers                                            94,343                -
      Prepaid expenses                                             17,359           55,610
      Deposits                                                     (3,194)           3,537
      Distributions from a joint venture                           (1,381)          18,141
      Due to affiliate                                                496          (52,216)
      Accounts payable                                             36,992          319,553
      Accrued expenses                                            232,541           83,168
      Advances to unconsolidated affiliate                        (35,209)        (153,348)
                                                             ------------      -----------
    Total adjustments                                             429,091          198,961
                                                             ------------      -----------
  Net cash provided (used) by operating activities               (288,466)         557,125
                                                             ------------      -----------
Cash flow from investing activities:
    Fixed asset acquisitions                                     (590,874)         (20,101)
    Proceeds from loan receivable - affiliate                           -           50,000
    Restructuring of note receivable                              772,650                -
    Issuance of note receivable                                         -         (153,130)
                                                             ------------      -----------
  Net cash provided (used) by investing activities                181,776         (123,231)

Cash flow from financing activities:
    Proceeds from issuance of long-term debt                      354,184          158,414
    Payments on affiliates advances                                     -          (67,409)
    Cash overdraft                                                      -           45,214
    Joint venture advances                                         32,583           10,000
    Principal payments on long-term debt                         (211,693)        (474,624)
                                                             ------------      -----------
  Net cash provided (used) by financing activities                175,074         (328,405)
                                                             ------------      -----------
Net increase in cash and equivalents                               68,384          105,489
Cash and equivalents, begining of year                            719,217           42,421

Cash and equivalents, end of year                            $    787,601      $   147,910
                                                             ============      ===========

        See accompanying independent accountants' review report and notes to consolidated financial statements

                   MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                      March 31,            December 31,
                                                         1998                  1997
                                                   -----------------     -----------------
                                                     (Unaudited)

                                     ASSETS
Current assets:
   Cash and cash equivalents                       $        187,601      $        119,217
   Restricted cash for line of credit repayment             600,000               600,000
   Accounts receivable (less contractual
      allowances of $ 2,425,025 and $ 2,475,004,
      respectively)                                       4,454,318             4,919,714
   Account receivable - joint venture                       394,101               254,696
   Current portion of note receivable
      from affiliate                                        200,000               972,650
   Current portion of note receivable                        46,590                46,590
   Loan receivable - affiliate                              153,750               121,250
   Due from officers                                              -                94,343
   Other receivables                                         61,987                47,554
   Prepaid expenses                                          27,640                44,999
                                                   -----------------     -----------------
           Total current assets                           6,125,987             7,221,013
                                                   =================     =================

Other assets:
   Furniture, fixtures, equipment and
   leasehold improvements (net of accumulated
      depreciation and amortization of $ 6,549,256
      and $ 6,134,831, respectively                       9,621,653             9,445,204
   Note receivable, net of current portion                  113,736               113,736
   Goodwill (net of accumulated amortization
      of $ 212,887 and $ 189,233, respectively.           1,206,336             1,229,990
   Organization costs (net of accumulated
      amortization of $ 18,926 and $ 16,601,
      respectively)                                          78,772                81,097
   Investment in joint ventures                             310,002               259,483
   Investment in and advances to
      unconsolidated affiliate                              602,946               567,737
   Deposits                                                 155,095               151,901
                                                   -----------------     -----------------
           Total other assets                            12,088,540            11,849,148
                                                   -----------------     -----------------

                                                   $     18,214,527      $     19,070,161
                                                   =================     =================

        See accompanying independent accountant's review report and notes to financial statements

                   MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS (Continued)

                                                       March 31,           December 31,
                                                         1998                  1997
                                                   -----------------     -----------------
                                                     (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                  $        599,750      $        599,750
   Loan payable - joint venturer                            143,050               110,467
   Loans payable - affiliates                               202,000               202,000
   Current portion of long term debt                      3,725,429             3,115,461
   Accounts payable                                       1,500,088             1,463,096
   Accrued expenses                                         789,403               556,862
   Due to affiliate                                          24,090                23,594
   Deferred income taxes                                    104,152               155,133
                                                   -----------------     -----------------
           Total current liabilities                      7,087,962             6,226,363
                                                   -----------------     -----------------
Other liabilites:
   Long-term debt, net of current portion                 6,453,372             6,920,849
   Deferred income taxes                                    441,133             1,054,552
   Due to joint venturer                                    218,717               217,787
                                                   -----------------     -----------------
           Total other liabilities                        7,113,222             8,193,188
                                                   -----------------     -----------------
           Total liabilities                             14,201,184            14,419,551
                                                   -----------------     -----------------

Minority interest                                           221,115               140,825


Stockholders' equity:
   Common stock, $0.0001 par value,
      Authorized - 5,000,000 shares
      Issued and outstanding - 3,168,292 shares                 317                   317
   Additional paid-in capital                             3,866,389             3,866,389
   Retained earnings (deficit)                              (74,478)              643,079
                                                   -----------------     -----------------
           Total stockholders' equity                     3,792,228             4,509,785
                                                   -----------------     -----------------

                                                   -----------------     -----------------
                                                   $     18,214,527      $     19,070,161
                                                   =================     =================

         See accompanying independent accountant's review report and notes to financial statements

               MODERN MEDICAL MODALITIES CORP.  AND SUBSIDIARIES
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               March 31, 1998
                                 (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION.

            Modern Medical Modalities Corporation (the "Company") was incorporated in the State of New Jersey on December 6, 1989. The Company provides high technology medical equipment and management services to hospitals and physicians.

            The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing and Managment, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., Medi-Corp., USA, South Jersey Medical Equipment Leasing Corp., Amherst Medical Equipment Leasing Corp., Open MRI of Morristown, Inc., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corporation, its majority owned subsidiaries, Sylania Diagnostics L.P., (in which the Company has a 50.2% interest) and Metairie Medical Equipment Leasing Corp., a 100% owned subsidiary which was incorporated in June 1997, and its majority owned joint ventures, Plainfield MRI Associates, Joint Venture, MRI Imaging Center at PBI, Opend MRI of Morristown, Joint Venture and Doctors Imaging Associates, Joint Venture.
      The Company has an 84%, 75%, 72%, and 50% interest, respectively, in the joint ventures and by contract manages the joint ventures, in which it is the managing joint venturer and it has unilateral control. Investment in an unconsolidated minority-owned subsidiary, Empire State Imaging Associates, Inc., in which the Company has a 35% interest and significant influence, is accounted for under the equity method. Investment in an unconsolidated joint venture, Union Imaging Associates, Joint Venture in which the Company has a 10% interest and significant influence, is accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in the consolidation.

            The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-K for the year ended December 31, 1997.

            The financial statements for the three month periods ended March 31, 1998 and 1997 have not been audited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments and accruals, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as at March 31, 1998 and the results of its operations for the three month periods ended March 31, 1998 and 1997 and statements of cash flows for the three month periods ended March 31, 1998 and 1997. The results for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

            The accounting policies followed by the Company are set forth in
     Note 1 to the Company's financial statements included in its Annual Financial Statement filed on form 10-K for the year ended December 31, 1997, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein.

            Included in intangible assets is goodwill related to the acquisition of Sylvania Diagnostics. Goodwill is amortized over 15 years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

               MODERN MEDICAL MODALITIES CORP.  AND SUBSIDIARIES
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               March 31, 1998
                                 (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

            The carrying amounts of cash, accounts receivable, short-term notes receivable, accounts payable, and short-term debt approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. It was not practical to estimate the fair value of long-term notes receivable and long-term debt because quoted market prices do not exist and an estimate could not be made through other means without incurring excessive costs.

            Certain items in the 1997 financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on the financial position, net income or stockholders' equity for the periods presented.

NOTE 2 - EARNINGS PER SHARE.

            Earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalent shares outstanding during each period.

            Common stock and common stock equivalent shares outstanding include shares issued within one year of an initial public offering
     (IPO), at a price below the IPO price, as outstanding for all periods presented. Earnings per share - diluted for the three months ended March 31, 1998 is not presented in the consolidated statements of operations since it is not dilutive.

NOTE 3 - ACQUISITIONS AND DISPOSAL OF SUBSIDIARY.

            On December 27, 1996, the Company entered into a stock purchase agreement with a related party to sell 65% of the capital stock of Empire State Imaging Associates, Inc. ("Empire") for $250,000, payable as follows: $25,000 at the closing and nine equal monthly installments of $25,000 plus interest at prime plus 1%. The company has recorded an increase of $165,631 to stockholders' equity which represents the excess of the sale price over the net assets of Empire. At March 31, 1998, the Company's investment in Empire is $61,708, and the Company has advances receivable from Empire of $541,238.

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

NOTE 4 - RESTRUCTURING OF NOTE RECEIVABLE

            On March 3, 1998 the Company restructured the promissory note receivable for the sale of Prime Contracting Corp. to a related party as follows: $ 200,000 in cash payable over 36 months, plus interest calculated at prime plus 1% and a 36 month option to purchase 250,000 shares of the related party stock at $ 0.05. The Company recorded a loss from note receivable restructuring in the amount of $747,650.

               MODERN MEDICAL MODALITIES CORP.  AND SUBSIDIARIES
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               March 31, 1998
                                 (Unaudited)

NOTE 5 - PROPERTY AND EQUIPMENT, NET.

      Property and equipment, net, consisted of the following:

                                                     March 31,     December 31,
                                                       1998            1997
                                                    -----------     -----------
                                                            (unaudited)

Medical equipment                                   $14,625,376     $14,083,189
Buildings                                               358,066         358,066
Furniture and fixtures                                   67,139          67,139
Automobiles                                              22,860          22,860
Leasehold improvements                                1,097,468       1,048,780
                                                    -----------     -----------
                                                     16,170,909      15,580,034

Less:  Accumulated depreciation
 and amortization                                     6,549,256       6,134,831
                                                    -----------     -----------
                                                    $ 9,621,653     $ 9,445,204
                                                    ===========     ===========

NOTE 6 - INVESTMENT IN AN UNCONSOLIDATED JOINT VENTURE.

            Summarized (unaudited) financial information of the unconsolidated joint venture, Union Imaging Associates, Joint Venture, in which the Company has a 10% minority interest is as follows:

                                 Total      Long-term      Total         Total
                                Assets        Debt      Liabilities     Capital

      March 31, 1998           5,460,767    2,266,512     2,836,240    2,624,527
      December 31, 1997        5,538,114    1,354,524     3,116,550    2,421,564

                                                               (10%)
                                      Gross        Net       Allocation
                                     Revenues     Income      Of Income
                                   -----------  -----------  -----------
      For the three months ended
        March 31, 1998               1,436,565      505,186    50,519
      For the year ended
        December 31, 1997            5,603,802    2,078,843   207,884

               MODERN MEDICAL MODALITIES CORP.  AND SUBSIDIARIES
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               March 31, 1998
                                 (Unaudited)

NOTE 7 - LINE OF CREDIT.

            In April 1995, the Company secured a line of credit with Summit Bank of New Jersey for $600,000 at the bank's prime rate for commercial borrowers. As of March 31, 1998 the amount of the liability under the line of credit was $599,750. The line of credit is secured by a certificate of deposit in the amount of $600,000.

NOTE 8 - LONG-TERM DEBT.

      Long-term debt consists of the following:

                                            March 31,       December 31,
                                              1998              1997
                                           ------------     ------------
                                           (unaudited)

      Capitalized lease obligations (a)    $  8,876,277     $  8,691,572
      Accounts receivable financing (b)         899,807          926,363
      Other (c)                                 402,717          418,375
                                           ------------     ------------
                                             10,178,801       10,036,310

      Current portion                         3,725,429        3,115,461
                                           ------------     ------------
      Total long-term debt                 $  6,453,372     $  6,920,849
                                           ------------     ------------

      (a)  Capital Lease Obligations:

              The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment.

      (b)  Accounts Receivable Financing:

              The Company entered into an agreement with DVI Business Credit to finance up to $2,000,000 of the accounts receivable balances from two of the Company's wholly-owned subsidiaries, a minority-owned subsidiary, and two of its majority-owned joint ventures. Advances would bear interest at the prime rate plus 4%. At March 31, 1998, the amount financed under this agreement totalled $ 899,807, including $ 143,050 owed by the minority-owned subsidiary.

               MODERN MEDICAL MODALITIES CORP.  AND SUBSIDIARIES
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               March 31, 1998
                                 (Unaudited)

NOTE 8 - LONG-TERM DEBT (Continued)

      (c)  Other:

             Sylvania Diagnostics limited partnership at March 31, 1998 is obligated for notes payable incurred prior to the Company's acquiring its 50.2% interest. The Company has an agreement in which DVI indemnifies the Company for these notes as well as all other pre-acquisition debts of Sylvania Diagnostics. The notes payable at March 31, 1998 and
      December 31, 1997 are as follows:

                                                                          March 31,      December 31,
                                                                            1998            1997
                                                                        -------------    -------------
      Note payable to a bank which was due on March 14, 1996.
      The bank has not called the note and is negotiating with the
      Company, Sylvania and DVI to schedule repayment terms.
      The note bears interest at 2.5% over prime.  The note is
      collateralized by substantially all of the assets of Sylvania.       $ 249,500       $ 249,500

      Note payable to a professional corporation in equal
      monthly installments of $5,000 including interest
      at 9.4% through July 2000.                                             118,171         130,939

      Installment note payable to a bank in equal monthly
      installments of $1,302 including interest at 2% over
      prime through August 2000 and a final payment in
      September 2000 of the remaining balance.                                35,046          37,936

                                                                             402,717         418,375

NOTE 9 - SUBSEQUENT EVENTS

            In April 1998, the Company agreed to sell its 35% interest in Empire State Imaging Associates, Inc. ("Empire") to an unaffiliated company. The proposed sale is subject to a due diligence review of Empire by the buyer. At this time, the due diligence review has not been completed.

            On May 7, 1998 the Company entered into an agreement to sell 70% of its 72% ownership of Open MRI of Morristown, Joint Venture for $ 300,000. The terms required $ 100,000 payable at signing, and monthly payments in the amount of $ 50,000 on May 1, June 1, July 1 and August 1, 1998. The Company retains the option to repurchase from the buyers the 70% interest upon payment of $ 50,000 plus all prior payments and any additional costs incurred by the buyers. The option expires on August 31, 1998.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements included in Part I,
Item 1.

RESULTS OF OPERATIONS:

     For the three months ended March 31, 1998 as compared to the three months ended March 31, 1997:

     Revenues for Modern Medical Modalities Corporation and subsidiaries aggregated $1,796,680 in 1998 as compared to $2,796,507 in 1997. The decrease in revenues (35.8%) is directly attributable to a decrease in patient service revenues primarily due to the sale of Somerset Medical Equipment Leasing Corp. in October, 1997.

     Operating expenses for 1998 were $2,409,836 as compared to $2,124,165. The increase of $285,671 is primarily the result of an increase in selling, general and administrative expenses due to the acquisition of OpenMRI of Metaire. The site opened for business in February 1998.

INTEREST EXPENSE:

     Interest expense has decreased by $40,000 when comparing 1998 and 1997. This decrease is attributable primarily to the financing of equipment at Somerset Medical Equipment Leasing Corp. which was included in the 1997 operations

RESTRUCTURING OF NOTE RECEIVABLE:

     On March 3, 1998, the Company restructured the promissory note receivable for the sale of Prime Contracting Corp. to a related party as follows: $200,000 in cash payable over 36 months, plus interest calculated at prime plus 1% and a 36 month option to purchase 250,000 shares of the related party stock at $.05. The Company recorded a loss from note receivable restructuring in the amount of $747,650.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company has a commitment from the minority-owned joint venturer in Doctors Imaging Associates, Joint Venture, to provide up to $250,000 from time to time, for working capital purposes, as the Company deems necessary. Advances from this joint venturer totaled $219,000 as of March 31, 1998 and December 31, 1997.

     The Company has a working capital deficiency of $962,000 at March 31, 1998 as compared to a working capital surplus of $995,000 at December 31, 1997. The restructuring of the note receivable for the sale of Prime Contracting Corp. reduced working capital by $748,000 at March 31, 1998.

     These are the only trends, commitments, events and/or material uncertainties known to the Company.

     In April 1998, the Company agreed to sell its 35% interest in Empire State Imaging Associates, Inc. ("Empire") to an unaffiliated Company. The proposed sale is subject to a due diligence review of Empire by the buyer. At this time, the due diligence review has not been completed.

     On May 7, 1998, the Company entered into an agreement to sell 70% of its 72% ownership of OpenMRI of Morristown, Joint Venture for $300,000. The terms required $100,000 payable at signing and monthly payments in the amount of

$50,000 on May 1, June 1, July 1 and August 1, 1998. The Company retains the option to repurchase from the buyers the 70% interest upon payment of $50,000 plus all prior payments and any additional costs incurred by the buyers. The option expires on August 31, 1998.

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

HEALTHCARE SYSTEM:

     It is management's belief that the United States healthcare is in a state of change and will continue so for the next several years. Management believes that small medical group practices are referring and will continue to refer patients to free standing centers as an alternative to costly hospital care as the cost of the medical equipment and the patient volume needed to justify the expenditure is not practical for individual and small group practices. The Company's providing MRI and CT scans for these physicians in these free standing centers offers, in management's opinion, an attractive method for these practices to protect eroding income, offer state-of-the-art technology and maintain patient loyalty.

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

          Not applicable.

                                      CONFORMED



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          MODERN MEDICAL MODALITIES CORP.
          ------------------------------------
          (Registrant)



Date:  May 28, 1998      /s/ Roger Findlay
                         ------------------------------------
                         Roger Findlay
                         Chairman of the Board of Directors



Date:  May 28, 1998      /s/ Gregory Maccia
                         ------------------------------------
                         Gregory Maccia
                         Vice President, Secretary and Director



Date:  May 28, 1998      /s/ Jan Goldberg
                         ------------------------------------
                         Jan Goldberg
                         Vice President, Treasurer and Director


Date:  May 28, 1998      /s/  Elli Pittas
                         ------------------------------------
                         Elli Pittas
                         Vice President of Operations and Director