Form 10-Q
period 1998-06-30
MODERN MEDICAL MODALITIES CORP
filed 1998-08-24
CIK 902635

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


                                    June 30, 1998


         ( )     Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


         For the transition period from __________________ to __________________

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
                                              -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.


     Common Stock - Par Value $.0001               3,168,292
     -------------------------------         -------------------------
                    Class                      Outstanding Shares At
                                                 June 30, 1998

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements included in Part 1, Item 1.

RESULTS OF OPERATIONS:

     For the three months ended June 30, 1998 as compared to the three months ended June 30, 1997:

     Revenues for Modern Medical Modalities Corporation and subsidiaries aggregated $2,223,000 in 1998 as compared to $2,718,000 in 1997. The decrease in revenues (18.2%) is attributable to a decrease in patient service revenues of approximately $290,000 primarily resulting from the sale of Somerset Medical Equipment Leasing Corp., and increased competition. The decrease in marketing fees of approximately $205,000 resulted from contracts that have expired.

     Operating expenses for 1998 were $2,266,000 as compared to $2,287,000 in 1997. This decrease of $21,000 results from approximately $307,000 as the result of the sale of Somerset Medical Equipment Leasing Corp. and cost reductions designed to offset other losses in patient service revenues and marketing fees. This was off-set by increases in cost related to the acquisition and start-up of Open MRI in Metaire.

INTEREST EXPENSE:

     Interest expense increased approximately $74,000 when comparing 1998 and 1997. This increase is attributable to the financing of various equipment and the acquisition and start-up of Open MRI of Metaire. This site opened for business in February 1998.

LOSS ON SALE OF SUBSIDIARY:

     Effective June 1, 1998, the Company sold its 35% interest in Central Imaging of Yonkers, N.Y. incurring a loss on the sale of $743,000. The loss consisted of unrecoverable investment in and advances to Central Imaging.

LOSS ON DISPOSAL OF SUBSIDIARY:

     During June 1998, the Company exercised its option to return its 50.2% interest in a diagnostic imaging center located in Sylvania, Ohio. The $168,000 represents unrecoverable working capital advances made to that center.

     For the six months ended June 30, 1998 as compared to the six months ended June 30, 1997:

     Revenues for Modern Medical Modalities Corporation and subsidiaries aggregated $4,020,000 in 1998 as compared to $5,514,000 in 1997. The decrease in revenues of approximately $1,495,000 is attributable to a decrease in patient service revenues of approximately $1,242,000 primarily resulting from the sale of Somerset Medical Equipment Leasing Corp. in the third quarter of 1997, and marketing fees of approximately $253,000 resulting from contracts that expired.

     Operating expenses for 1998 were $4,676,000 as compared to $4,411,000 for 1997. This increase of approximately $265,000 resulted from an increase in operating expenses as a result of the acquisition of start-up of Open MRI in Metaire in the first quarter of 1998. These costs were partially off-set by cost reduction during the second quarter in reaction to reduced marketing fees and patient service revenues.

INTEREST EXPENSE:

     Interest expense increased approximately $34,000 when comparing 1998 and 1997. This increase is attributable to the financing of various equipment and the acquisition and start-up of Open MRI of Metaire. This site opened for business in February 1998.

LOSS ON SALE OF SUBSIDIARY:

     Effective June 1, 1998, the Company sold its 35% interest in Central Imaging of Yonkers, N.Y. incurring a loss on the sale of $743,000. The loss consisted of unrecoverable investment in and advances to Central Imaging.

LOSS ON DISPOSAL OF SUBSIDIARY:

     During June 1998, the Company exercised its option to return its 50.2% interest in a diagnostic imaging center located in Sylvania, Ohio. The $168,000 represents unrecoverable working capital advances made to that center.

RESTRUCTURING OF NOTE RECEIVABLE:

     On March 3, 1998, the Company restructured the promissory note receivable for the sale of Prime Contracting Corp. to a related party as follows: $200,000 in cash payable over 36 months, plus interest calculated at prime plus 1% and a 36 month option to purchase 250,000 shares of the related party stock at $.05. The Company recorded a loss from note receivable restructuring in the amount of $748,000.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company has a working capital deficiency of $805,000 at June 30, 1998 as compared to a working capital surplus of $995,000 at December 31, 1997. The loss on sale of subsidiary reduced working capital approximately $681,000 and the restructuring of the note receivable for the sale of Prime Contracting Corp. reduced working capital by $748,000 through June 30, 1998.

     On May 7, 1998, the Company entered into an agreement to sell 70% of its 72% ownership of Open MRI of Morristown, Joint Venture (Open MRI) for $300,000. The terms required $100,000 payable at signing, and monthly payments in the amount of $50,000 on May 1, June 1, July 1 and August 1, 1998. The Company retained the option to repurchase from the buyers, ADS Investment Corp. and Oak Knoll Management Corporation (related party), the 70% interest upon payment of $50,000 plus all prior payments and any additional costs incurred by the buyers. The option expires on August 31, 1998.

     On August 20, 1998, the Company, ADS Investment Corp. and Oak Knoll Management Corporation (related party) modified the original agreement from a sale to a loan. The terms of the new agreement are as follows: a loan in the amount of $300,000, with interest due and payable at 12% per annum, secured by 70% of the Company's 72% ownership of Open MRI. The loan is due and payable on September 30, 1998. The agreement also requires the personal guarantees made by the lenders to DVI Business Credit Corporation on behalf of the Company be replaced by September 30, 1998, as a condition of satisfactory settlement of the loan.

     For services rendered between May 7, 1998 and the date of maturity of this loan, all distributions made to the lending parties by Open MRI will remain the property of the lending parties.

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


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Not applicable.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT








To the Board of Directors
Modern Medical Modalities Corp.

We have reviewed the consolidated balance sheet of Modern Medical Modalities Corp. and Subsidiaries as at June 30, 1998, and the related consolidated statements of operations, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Modern Medical Modalities Corp. and Subsidiaries as at December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presently herein, and in our report dated April 17, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as at June 30, 1998 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Vincent J. Batyr & Co.
Tarrytown, NY
August 6, 1998, except for Note 10 as to which the date is August 20, 1998


                       MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                         June 30,              December 31,
                                                           1998                    1997
                                                       -----------             ------------
                                                       (Unaudited

                   ASSETS

Current assets:
   Cash and cash equivalents........................   $   165,800              $  119,217
   Restricted cash for line of credit repayment            600,000                 600,000
   Accounts receivable (less contractual allowances
       of $2,168,061 and $2,475,004, respectively)..     3,557,897               4,919,714
   Account receivable--joint venture................       475,141                 254,696
   Current portion of note receivable
       from affiliate...............................       188,889                 972,650
   Current portion of note receivable...............        46,590                  46,590
   Loan receivable--affiliates......................       128,750                 121,250
   Due from officers................................         --                     94,343
   Due from affiliates..............................        75,600                    --
   Due from related party...........................       100,000                    --
   Other receivables................................          --                    47,554
   Prepaid expenses.................................        10,894                  44,999
                                                       -----------             ------------
        Total current assets........................     5,349,561               7,221,013
                                                       -----------             ------------

Other assets:
   Furniture, fixtures, equipment and leasehold
        improvements (net of accumulated
        depreciation and amortization of $5,416,889
        and $6,134,831, respectively)...............     7,566,090               9,445,204
   Note receivable, net of current portion..........       113,736                 113,736
   Goodwill (net of accumulated amortization of
        $189,223)...................................          --                 1,229,990
   Organization costs (net of accumulated amortization
        of $21,251 and $16,601, respectively).......        76,447                  81,097
   Investment in joint venture......................       342,030                 259,483
   Investment in and advances to
        unconsolidated affiliate....................          --                   567,737
   Deposits.........................................       100,818                 151,901
                                                       -----------             ------------
        Total other assets..........................     8,199,121              11,849,148
                                                       -----------             ------------
                                                       $13,548,682              $19,070,161
                                                       -----------             ------------

                         See Notes to Interim Financial Statements

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                          1998           1997
                                                                                     --------------  -------------
                                                                                      (UNAUDITED)

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilites:
  Line of Credit...................................................................  $      599,750  $     599,750
  Accounts payable.................................................................       1,705,670      1,463,096
  Accrued expenses.................................................................         819,127        556,862
  Loan payable--joint venturer.....................................................       110,467        110,467
  Loans payable--affiliates........................................................       202,000        202,000
  Current portion of long term debt................................................       2,417,704      3,115,461
  Due to affiliate.................................................................            --           23,594
  Due to related party.............................................................         300,000           --
  Deferred income taxes............................................................            --          155,133
                                                                                     --------------  -------------
      Total current liabilities....................................................       6,154,718      6,226,363
                                                                                     --------------  -------------

Other liabilities:
  Long-term debt, net of current portion...........................................       3,968,604      6,920,849
  Deferred income taxes............................................................         119,846      1,054,552
  Due to joint venturer............................................................         218,717        217,787
                                                                                     --------------  -------------
      Total other liabilities......................................................       4,307,167      8,193,188
                                                                                     --------------  -------------
      Total liabilities............................................................      10,461,885     14,419,551
                                                                                     --------------  -------------
Minority interest..................................................................         111,991        140,825

Stockholders' equity:
  Common Stock, $0.0001 par value,
    Authorized--5,000,000 shares
    Issued and outstanding--3,168,292 shares.......................................           317            317
  Additional paid-in capital.......................................................       3,866,389      3,866,389
  Retained earnings(decfict).......................................................        (891,900)       643,079
                                                                                     --------------  -------------
      Total stockholders' equity...................................................       2,974,806      4,509,785
                                                                                     --------------  -------------
                                                                                     $   13,548,682  $  19,070,161
                                                                                     --------------  -------------

                     See Notes to Interim Financial Statements


                                         MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                               For the Six Months Ended         For the Three Months Ended
                                              ---------------------------       ---------------------------
                                                June 30,       June 30,           June 30,       June 30,
                                                  1998           1997               1998           1997
                                              ------------   ------------       ------------   ------------
Operating income:
  Net revenue from services................   $  4,019,879   $  5,514,488       $  2,223,199   $  2,717,981
                                              ------------   ------------       ------------   ------------
Total operating income.....................      4,019,879      5,514,488          2,223,199      2,717,981
                                              ------------   ------------       ------------   ------------
Operating expenses:
  Selling, general and administrative......      3,773,763      3,532,209          1,800,672      1,832,377
  Bad debts................................         18,504         13,681             12,422          6,564
  Depreciation and amortization............        883,293        865,325            452,630        448,109
                                              ------------   ------------       ------------   ------------
Total operating expenses...................      4,675,560      4,411,215          2,265,724      2,287,050
                                              ------------   ------------       ------------   ------------

Income (loss) from operations..............       (655,681)     1,103,273            (42,525)       430,931
                                              ------------   ------------       ------------   ------------

Other income (expenses):
  Interest income..........................         40,117         77,355             15,599         70,341
  Interest expense.........................       (623,251)      (589,187)          (399,547)      (325,552)
  Miscellaneous income.....................         78,500         45,950             29,600         15,657
  Income from joint ventures...............        164,837        107,380            113,964         59,208
  Income from minority owned subsidiary....           --           14,381               --           (7,023)
  Gain (loss) on sale of subsidiary........       (742,619)       252,076           (742,619)          --
  Loss on disposal of subsidiary...........       (168,064)          --             (168,064)          --
  Restructuring of note receivable.........       (747,650)          --                 --             --
                                              ------------   ------------       ------------   ------------

Total other income (expense)...............     (1,998,130)       (92,045)        (1,151,067)      (187,369)
                                              ------------   ------------       ------------   ------------

Income (loss) before income taxes
  and minority interest....................     (2,653,811)     1,011,228         (1,193,592)       243,562

Provision for income taxes.................     (1,179,761)       450,110           (515,361)       112,420
                                              ------------   ------------       ------------   ------------

Income before minority interest............     (1,474,050)       561,118           (678,231)       131,142

Minority interest..........................        (60,929)      (107,686)          (139,191)       (35,874)
                                              ------------   ------------       ------------   ------------

Net income (loss)..........................   $ (1,534,979)  $    453,432       $   (817,422)  $     95,268
                                              ------------   ------------       ------------   ------------
                                              ------------   ------------       ------------   ------------

Basic earnings per share
  Net income (loss)........................   $      (0.48)  $       0.14       $      (0.26)  $       0.03
                                              ------------   ------------       ------------   ------------
                                              ------------   ------------       ------------   ------------

Number of shares outstanding:
  Basic....................................      3,168,292      3,168,292          3,168,292      3,168,292
                                              ------------   ------------       ------------   ------------


                                             See Notes to Interim Financial Statements


                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                FOR THE SIX MONTHS
                                                                       ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 1998         1997
                                                              -----------  ----------
Cash flows from operating activities
  Net income (loss).........................................  $(1,534,979) $  453,432
                                                              -----------  ----------
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Depreciation and amortization...........................      883,293     865,325
    Contractual allowances..................................     (306,943)     46,375
    Bad debts...............................................       18,504      13,681
    Income from an unconsolidated joint venture.............     (164,837)   (107,380)
    Minority interest.......................................       60,929      49,422
    Deferred income taxes...................................   (1,379,761)    450,000
      Loss on sale of subsidiary............................      742,619        --
      Loss on disposal of subsidiary........................      168,064        --
      Restructuring of note receivable......................      747,650        --
    Income from unconsolidated affiliate....................         --       (14,381)
Increase (decrease) in cash attributable to changes in
  operating assets and liabilities
    Accounts receivable.....................................    1,668,760    (690,971)
    Accounts receivable--joint venturer.....................     (220,445)       --
    Other receivable........................................       47,554     143,855
    Due from affiliate......................................      (75,600)    (37,500)
    Due from officers.......................................       94,343        --
    Due from related party..................................      300,000
    Prepaid expenses........................................       34,105      60,693
    Deposits................................................       51,083     (14,964)
    Distributions from a joint venture......................         --        30,241
    Due to affiliate........................................   (23,594)    (13,985)
    Due to related party....................................     (100,000)
    Accounts payable........................................      242,574    (159,793)
    Accrued expenses........................................      262,265    (192,188)
    Advances to unconsolidated affiliate....................         --      (187,013)
                                                              -----------  ----------
  Total Adjustments.........................................    3,050,563     241,417
                                                              -----------  ----------
Net cash provided (used) by operating activities............    1,515,584     694,849
                                                              -----------  ----------
Cash flow from investing activities
    Fixed asset acquisitions................................     (723,941)   (666,169)
    Fixed assed dispositions................................    1,539,665        --
    Proceeds from loan receivable--affiliate................       (7,500)     75,000
    Restructuring of note receivable........................         --          --
    Proceeds from note receivable...........................       36,111
    Issuance of note receivable.............................         --      (155,997)
    Investment in joint venture.............................      (82,547)       --
    Decrease in minority interest...........................      (28,834)       --
                                                              -----------  ----------
Net cash provided (used) by investing activities............      761,788    (747,166)
Cash flow from financing activities:
    Reduction of goodwill...................................    1,419,213        --
    Proceeds from issuance of long-term debt................         --     1,074,632
    Payments on affiliates advances.........................         --       (61,555)
    Cash overdraft..........................................         --        41,685
    Joint venture advances..................................         --        10,000
    Disposal of long term debt..............................   (2,993,493)       --
    Principal payments on long-term debt....................     (656,509)   (835,825)
                                                              -----------  ----------
Net cash provided (used) by financing activities............   (2,230,789)    228,937
                                                              -----------  ----------
Net increase in cash and equivalents........................       46,583     176,620
Cash and equivalents, beginning of year.....................      719,217      42,421
                                                              -----------  ----------
Cash and equivalents, end of year...........................  $   765,800  $  219,041
                                                              -----------  ----------

                    See Notes to Interim Financial Statements

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)




NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION.

                  Modern Medical Modalities Corporation (the "Company") was incorporated in the State of New Jersey on December 6, 1989. The Company provides high technology medical equipment and management services to hospitals and physicians.

         The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing and Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., Medi-Corp., USA, South Jersey Medical Equipment Leasing Corp., Amherst Medical Equipment Leasing Corp., Open MRI of Morristown, Inc., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corporation, its majority owned subsidiaries, Sylvania Diagnostics L.P., (in which the Company had a 50.2% interest which was disposed of on June 30, 1998) and Metairie Medical Equipment Leasing Corp., a 100% owned subsidiary which was incorporated in June 1997, and its majority owned joint ventures, Plainfield MRI Associates, Joint Venture, MRI Imaging Center at PBI, Open MRI of Morristown, Joint Venture and Doctors Imaging Associates, Joint Venture. The Company has an 84%, 75%, 72%, and 50% interest, respectively, in the joint ventures and by contract manages the joint ventures, in which it is the managing joint venturer and it has unilateral control. Investment in an unconsolidated minority-owned subsidiary, Empire State Imaging Associates, Inc., which was sold on June 30, 1998, in which the Company had a 35% interest and significant influence, was accounted for under the equity method. Investment in an unconsolidated joint venture, Union Imaging Associates, Joint Venture in which the Company has a 10% interest and significant influence, is accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in the consolidation.

                  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-K for the year ended December 31, 1997.

                  The financial statements for the six month periods ended June 30, 1998 and 1997 have not been audited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments and accruals, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as at June 30, 1998 and the results of its operations for the six month periods ended June 30, 1998 and 1997 and statements of cash flows for the six month periods ended June 30, 1998 and 1997. The results for the six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)




NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

NOTE 2--EARNINGS (LOSS) PER SHARE.

                  Earnings (loss) per share are computed by dividing net income
         (loss) by the weighted average number of common stock and common stock equivalent shares outstanding during each period.

                  Common stock and common stock equivalent shares outstanding include shares issued within one year of an initial public offering
         (IPO), at a price below the IPO price, as outstanding for all periods presented. Earnings per share -- diluted for the six months ended June 30, 1998 is not presented in the consolidated statements of operations since it is not dilutive.

NOTE 3--ACQUISITIONS AND DISPOSAL OF SUBSIDIARY.

                  On December 27, 1996, the Company entered into a stock purchase agreement with a related party to sell 65% of the capital stock of Empire State Imaging Associates, Inc. ("Empire") for $250,000, payable as follows: $25,000 at the closing and nine equal monthly installments of $25,000 plus interest at prime plus 1%. The company has recorded an increase of $165,631 to stockholders' equity which represents the excess of the sale price over the net assets of Empire. On June 30, 1998, the Company and its affiliate sold all the outstanding stock of Empire to MID Rockland Imaging Partners, Inc., an unrelated party, for the principal sum of $2,500,000. The Company recorded a loss on this transaction in the amount of $742,619.

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

                  On July 1, 1996, the Company through its wholly-owned subsidiary, Ohio Medical Equipment Leasing Corporation ("OME") purchased a 50.2% interest in Sylvania Diagnostics, LP ("Sylvania") for one dollar. If the Company determines that operating Sylvania is not profitable, DVI will purchase Sylvania for one dollar. On June 30, 1998, the Company exercised its option and sold Sylvania back to DVI for one dollar. As a result of this disposition, the Company recorded a loss in the amount of $168,064

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)



NOTE 4--RESTRUCTURING OF NOTE RECEIVABLE

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

NOTE 5--PROPERTY AND EQUIPMENT, NET.

            Property and equipment, net, consisted of the following:


                                                                 June 30,                 December 31,
                                                                   1998                       1997
                                                               ------------               ------------
                                                               (unaudited)

Medical equipment                                              $ 11,726,738               $ 14,083,189
Buildings                                                           310,860                    358,066
Furniture and fixtures                                               65,724                     67,139
Automobiles                                                          22,860                     22,860
Leasehold improvements                                              856,797                  1,048,780
                                                               ------------               ------------
                                                                 12,982,979                 15,580,034

Less:  Accumulated depreciation and amortization                  5,416,889                  6,134,831
                                                               ------------               ------------

                                                               $  7,566,090               $  9,445,204
                                                               ------------               ------------
                                                               ------------               ------------


NOTE 6--INVESTMENT IN AN UNCONSOLIDATED JOINT VENTURE.

                  Summarized (unaudited) financial information of the unconsolidated joint venture, Union Imaging Associates, Joint Venture, in which the Company has a 10% minority interest, is as follows:

                                     Total                Long-term               Total                Total
                                    Assets                  Debt               Liabilities            Capital

June 30, 1998                      5,873,197              1,956,377             2,574,667            3,298,530
December 31, 1997                  5,538,114              1,354,524             3,116,550            2,421,564


                                                                                                   (10%)
                                                   Gross                    Net                  Allocation
                                                  Revenues                 Income                Of Income
                                                  ---------              ---------               -----------
For the six months ended
   June 30, 1998                                  2,133,364              1,310,485                  131,049
For the year ended
   December 31, 1997                              5,603,802              2,078,843                  207,884

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


NOTE 7--LINE OF CREDIT.

                  In April 1995, the In April 1995, the Company secured a line of credit with Summit Bank of New Jersey for $600,000 at the bank's prime rate for commercial borrowers. As of June 30, 1998 the amount of the liability under the line of credit was $599,750. The Line of credit is secured by a certificate of deposit in the amount of $600,000.

NOTE 8--LONG-TERM DEBT.

                  Long-term debt consists of the following:

                                                    June 30,         December 31,
                                                      1998              1997
                                                   -----------       -----------
                                                   (unaudited)
Capitalized lease obligations                      $ 5,628,207       $ 8,691,572
Accounts receivable financing (a)                      656,781           926,363
Other                                                  101,320           418,375
                                                   -----------       -----------
                                                     6,386,308        10,036,310

Current portion                                      2,417,704         3,115,461
                                                   -----------       -----------
Total long-term debt                               $ 3,968,604       $ 6,920,849
                                                   -----------       -----------

         (a) Capital Lease Obligations:

                  The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment.

         (a) Accounts Receivable Financing:

                  The Company entered into an agreement with DVI Business Credit to finance up to $2,000,000 of the accounts receivable balances from two of the Company's wholly-owned subsidiaries, a minority-owned subsidiary, and two of its majority-owned joint ventures. Advances would bear interest at the prime rate plus 4%. At March 31, 1998, the amount financed under this agreement totaled $899,807; including $143,050 owed by the minority-owned subsidiary.


NOTE 9--COMMITMENTS AND CONTINGENCIES

   On June 18, 1998, the Company entered into a consulting agreement with Benson Shore Capital, LLC ("Consultant"), for a period of one year. Consultant shall render assistance to the Company as follows: developing strategic initiatives and related industry partnerships, including providing assistance with respect to acquisitions, joint ventures, and strategic business alliances. The Company shall compensate consultant for these services as follows: 350,000 shares of its common stock, options to acquire up to an aggregate of 275,000 shares of its common stock exercisable at $1.00 per share, for

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


a period of 12 months.







NOTE 10--SUBSEQUENT EVENTS

                  On May 7, 1998 the Company entered into an agreement to sell 70% of its 72% ownership of Open MRI of Morristown, Joint Venture ("Open MRI") for $300,000. The terms required $100,000 payable at signing, and monthly payments in the amount of $50,000 on May 1, June 1, July 1 and August 1, 1998. The Company retained the option to repurchase from the buyers, ADS Investment Corp. and Oak Knoll Management Corporation (related party), the 70% interest upon payment of $50,000 plus all prior payments and any additional costs incurred by the buyers. The option expires on August 31, 1998.

                  On August 20, 1998, the Company, ADS Investment Corp. and Oak Knoll Management Corporation (related party) modified the original agreement from a sale to a loan. The terms of the new agreement are as follows: a loan in the amount of $300,000, with interest due and payable at 12% per annum, secured by 70% of the Company's 72% ownership of Open MRI. The loan is due and payable on September 30, 1998. The agreement also requires the personal guarantees made by the lenders to DVI Business Credit Corporation on behalf of the Company be replaced by September 30, 1998, as a condition of satisfactory settlement of the loan.

                  For services rendered between May 7, 1998 and the date of maturity of this loan, all distributions made to the lending parties by Open MRI will remain the property of the lending parties.

                                      CONFORMED



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          MODERN MEDICAL MODALITIES CORP.
          ------------------------------------
          (Registrant)



Date:  Aug. 21, 1998          /s/ Roger Findlay
                              ------------------------------------
            Roger Findlay
            Chairman of the Board of Directors



Date:  Aug. 21, 1998          /s/ Jan Goldberg
                              ------------------------------------
            Jan Goldberg
            Director and Chief Financial Officer



Date:  Aug. 21, 1998          /s/ Gregory Maccia
                              ------------------------------------
            Gregory Maccia
            Vice President, Secretary and Director