Form 10-Q
period 1998-09-30
MODERN MEDICAL MODALITIES CORP
filed 1998-11-19
CIK 902635

                                      FORM 10-Q


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

     (X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                                For the Quarter Ended


                         September 30, 1998


     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the transition period from _________________ to _________________

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
                                               ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.


     Common Stock - Par Value $.0001                 3,518,292
     -------------------------------         -------------------------
                  Class                        Outstanding Shares At
                                                 September 30, 1998

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

RESULTS OF OPERATIONS:

     For the three months ended September 30, 1998 as compared to the three months ended September 30, 1997:

     Net revenues from services aggregated $1,201,000 in 1998 as compared to $2,425,000 in 1997. The decrease in revenues is attributable to a decrease in patient service revenues of approximately $1,100,000 resulting from the sale of Somerset Medical Equipment Leasing Corp.($200,000), the sale of Sylvania Diagnostics, LP ($400,000), increased competition and reduced fee per procedure ($450,000). Marketing fees have decreased approximately $150,000 as a result of expiring contracts.

     Operating expenses for 1998 were $2,122,000 as compared to $2,091,000 in 1997. This increase of approximately $31,000 results from approximately $400,000 relating to the start-up of Open MRI Center of Metaire, off-set by the sale of Somerset Medical Equipment Leasing Corp. and Sylvania Diagnostics, LP.

INTEREST EXPENSE:

     Interest expense decreased approximately $151,000 when comparing 1998 and 1997. This decrease is attributable to reduction of debt resulting from the sale of Sylvania Diagnostics, LP and reduction of equipment debt in general.

LOSS ON SALE OF SUBSIDIARY:

     Effective June 1, 1998, the Company sold its 35% interest in Central Imaging of Yonkers, N.Y. incurring a loss on the sale of $743,000. The loss consisted of unrecoverable investment in and advances to Central Imaging.

LOSS ON DISPOSAL OF SUBSIDIARY:

     For the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997:

     Revenues for Modern Medical Modalities Corporation and subsidiaries aggregated $5,221,000 as compared to $7,940,000 in 1997. The decrease in revenues of approximately $2,719,000 is attributable to a decrease in patient service revenues of approximately $2,450,000 primarily resulting from the sale of Somerset Medical Equipment Leasing Corp. ($1,000,000), Sylvania Diagnostics, LP ($500,000) and work in process adjustments made by the company and increased competition ($950,000). Marketing fees decreased by approximately $360,000 as a result of contracts expiring.

     Operating expenses for 1998 were $6,797,137 as compared to $6,502,480 for 1997. This increase of approximately $294,657 resulted from an increase in operating expenses as a result of the acquisition of start-up of Open MRI of Metaire in the first quarter of 1998. These costs were partially off-set by cost reduction during the second and third quarters.

     In March of 1998, the Company sold to the KFC Venture LLC, 15% of Open MRI and Imaging Center of Metaire, LLC for $250,000 payable $100,000 upon execution of the agreement and $25,000 a month for six months. Under the terms of the agreement, $125,000 of the $250,000 must be paid back to KFC Venture LLC without interest before any profits can be distributed. Until such time, all distributions shall be divided equally with fifty percent of said distribution being paid to KFC Ventures, LLC as a return of its initial capital investment up to the amount of $125,000 and the other fifty percent of said distribution being distributed to the members in accordance with their percentage interests in the Company.

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

     In June 1998, the Company exercised its option to return its 50.2% interest in a diagnostic imaging center located in Sylvania, Ohio. The $168,000 represents unrecoverable working capital advances made to that center.

     On August 20, 1998, the Company, ADS Investment Corp. and Oak Knoll Management Corporation (related party) modified the original agreement from a sale to a loan. The terms of the new agreement are as follows: a loan in the amount of $300,000, with interest due and payable at 12% per annum, secured by 70% of the Company's 72% ownership of Open MRI. The loan is due and payable on September 30, 1998. The agreement also requires the personal guarantees made by the lenders to DVI Business Credit Corporation on behalf of the Company be replaced by September 30, 1998 as a condition of satisfactory settlement of the loan. For services rendered between May 7, 1998 and the date of maturity of this loan, all distributions made to the lending parties by Open MRI will remain the property of the lending parties.

     On September 30, 1998 the Company effectively sold 70% of its interest in Open MRI for $300,000 and the purchaser's agreement to provide the Company's creditor, DVI Business Credit, personal guaranties of the principals of purchaser in an amount not to exceed $150,000. The Company recorded a gain on this transaction in the amount of $30,171. The Company has retained a 2% ownership interest in Open MRI.

     In September 1998, the management contract with Southern Medical Consultants LLP was terminated for the management of Open MRI of Metaire. According to the letter agreement of March 30, 1998, if Southern Medical is not active in the site nor managing the site through the end of the lease payments, then no stock transfers will be made. No stock transfer has been made.

INTEREST EXPENSE:

     Interest expense decreased approximately $117,000 when comparing 1998 and 1997. This decrease is attributable to the refinancing of various equipment and the sale of Sylvania Diagnostics, LP.

RESTRUCTURING OF NOTE RECEIVABLE:

     On March 3, 1998, the Company restructured the promissory note receivable for the sale of Prime Contracting Corp. to a related party as follows: $200,000 in cash payable over 36 months, plus interest calculated at prime plus 1% and the 36 month option to purchase 250,000 shares of the related party stock at $.05. The Company recorded a loss from note receivable restructuring in the approximate amount of $748,000.

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

     In March of 1998, the Company sold to the KFC Venture LLC, 15% of Open MRI and Imaging Center of Metaire, LLC for $250,000 payable $100,000 upon execution of the agreement and $25,000 a month for six months. Under the terms of the agreement, $125,000 of the $250,000 must be paid back to KFC Venture LLC without interest before any profits can be distributed. Until such time, all distributions shall be divided equally with fifty percent of said distribution being paid to KFC Ventures, LLC as a return of its initial capital investment up to the amount of $125,000 and the other fifty percent of said distribution being distributed to the members in accordance with their percentage interests in the Company.

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

     On August 20, 1998, the Company, ADS Investment Corp. and Oak Knoll Management Corporation (related party) modified the original agreement from a sale to a loan. The terms of the new agreement are as follows: a loan in the amount of $300,000, with interest due and payable at 12% per annum, secured by 70% of the Company's 72% ownership of Open MRI. The loan is due and payable on September 30, 1998. The agreement also requires the personal guarantees made by the lenders to DVI Business Credit Corporation on behalf of the Company be replaced by September 30, 1998 as a condition of satisfactory settlement of the loan. For services rendered between May 7, 1998 and the date of maturity of this loan, all distributions made to the lending parties by Open MRI will remain the property of the lending parties.

     On September 30, 1998 the Company effectively sold 70% of its interest in Open MRI for $300,000 and the purchaser's agreement to provide the Company's creditor, DVI Business Credit, personal guaranties of the principals of purchaser in an amount not to exceed $150,000. The Company recorded a gain on this transaction in the amount of $30,171. The Company has retained a 2% ownership interest in Open MRI.

     In September 1998, the management contract with Southern Medical Consultants LLP was terminated for the management of Open MRI of Metaire. According to the letter agreement of March 30, 1998, if Southern Medical is not active in the site nor managing the site through the end of the lease payments, then no stock transfers will be made. No stock transfer has been made.

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

HEALTHCARE SYSTEM:

     It is management's belief that the United States healthcare is in a state of change and will continue so for the next several years. Management believes that small medical group practices are referring and will continue to refer patients to free standing centers as an alternative to costly hospital care as the cost of the medical equipment and the patient volume needed to justify the expenditure is not practical for individual and small group practices. The companies providing MRI and CT scans for these physicians in these free standing centers offers, in management's opinion, an attractive method for these practices to protect eroding income, offer state-of-the-art technology and maintain patient loyalty.

                             PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          In December 1997, Modern Medical Modalities Corporation was one of the named parties in a complaint by Stephen W. Findlay, the former president of Prime Contracting Corporation, a former subsidiary of the Company. Mr. Stephen W. Findlay alleges in his complaint that the defendant, Modern Medical Modalities Corporation, terminated Mr. Stephen W. Findlay's Employment Agreement without cause. The Company filed a motion to dismiss itself from this action which is presently pending in arbitration.


Item 2.   CHANGES IN SECURITIES

          Not applicable.


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On August 25, 1998, The Company had its annual meeting and at that meeting the Company elected Roger Findlay, Jan Goldberg, Gregory Maccia, Fred Mancinelli and Carl Gideon as directors of the Company.


Item 5.   OTHER INFORMATION

          Not applicable.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Not applicable.

                INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Modern Medical Modalities Corp.

We have reviewed the consolidated balance sheet of Modern Medical Modalities Corp. and Subsidiaries as at September 30, 1998, and the related consolidated statements of operations, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Modern Medical Modalities Corp. and Subsidiaries as at December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presently herein, and in our report dated April 17, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as at September 30, 1998 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Vincent J. Batyr & Co.
Tarrytown, NY
November 5, 1998

               MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                                    September 30,     December 31,
                                                                        1998              1997
                                                                    -------------     ------------
                                                                     (Unaudited)

                            ASSETS

Current assets:
     Cash and cash equivalents                                       $   107,936      $   119,217
     Restricted cash for line of credit repayment                        600,000          600,000
     Accounts receivable (less contractual allowances of
          $2,253,077 and $2,475,004, respectively)                     2,911,242        4,919,714
     Account receivable - joint venture                                  495,934          254,696
     Current portion of note receivable from affiliate                   152,778          972,650
     Current portion of note receivable                                   46,590           46,590
     Loan receivable - affiliates                                        128,750          121,250
     Due from officers                                                     --              94,343
     Due from affiliates                                                  77,600             --
     Other receivables                                                     --              47,554
     Prepaid expenses                                                     15,149           44,999
                                                                     -----------      -----------
          Total current assets                                         4,535,979        7,221,013
                                                                     -----------      -----------

Other assets:
     Furniture, fixtures, equipment and leasehold improvements
          (net of accumulated depreciation and amortization
          of $5,407,645 and $6,134,831, respectively)                  6,668,813        9,445,204
     Note receivable, net of current portion                             113,736          113,736
     Goodwill (net of accumulated amortization of $189,223)                --           1,229,990
     Organization costs (net of accumulated amortization
          of $22,325 and $16,601, respectively)                           75,373           81,097
     Investment in joint venture                                         352,877          259,483
     Investment in and advances to unconsolidated affiliate                --             567,737
     Deposits                                                             47,817          151,901
     Deferred tax asset                                                  397,737             --
     Other long term assets                                                --                --
                                                                     -----------      -----------
          Total other assets                                           7,656,353       11,849,148
                                                                     -----------      -----------
                                                                     $12,193,332      $19,070,161
                                                                    -------------     -----------
                                                                    -------------     -----------


                     See Notes to Interim Financial Statements

             MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (Continued)



                                                         September 30,          December 31,
                                                             1998                  1997
                                                     --------------------  ---------------------
                                                          (Unaudited)

             LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Line of credit                                         $    599,750      $    599,750
    Accounts payable                                          1,935,949         1,463,096
    Accrued expenses                                            732,877           556,862
    Loan payable - joint venturer                                79,303           110,467
    Loans payable - affiliates                                  202,000           202,000
    Current portion of long term debt                         2,950,515         3,115,461
    Due to affiliate                                             32,803            23,594
    Deferred income taxes                                          --             155,133
                                                           ------------      ------------
             Total current liabilities                        6,533,197         6,226,363
                                                           ------------      ------------

Other liabilities:
    Long-term debt, net of current portion                    2,630,324         6,920,849
    Deferred income taxes                                          --           1,054,552
    Due to joint venturer                                       218,717           217,787
                                                           ------------      ------------
             Total other liabilities                          2,849,041         8,193,188
                                                           ------------      ------------
             Total liabilities                                9,382,238        14,419,551
                                                           ------------      ------------
Minority interest                                               239,794           140,825


    Stockholders' equity:
        Common stock, $0.0001 par value,
             Authorized - 15,000,000 shares
             Issued and outstanding - 3,518,292 shares              317               317
        Additional paid-in capital                            3,866,389         3,866,389
        Retained earnings (deficit)                          (1,296,406)          643,079
                                                           ------------      ------------
             Total stockholders' equity                       2,570,300         4,509,785
                                                           ------------      ------------
                                                           $ 12,192,332      $ 19,070,161
                                                           ------------      ------------
                                                           ------------      ------------


                     See Notes to Interim Financial Statements

             MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)


                                              For the Nine Months Ended        For the Three Months Ended
                                            -----------------------------     ----------------------------
                                           September 30,    September 30,    September 30,    September 30,
                                               1998             1997             1998             1997
                                            -----------      -----------      -----------      -----------
 Operating income:
    Net revenue from services               $ 5,220,960      $ 7,939,786      $ 1,201,081      $ 2,425,298
                                            -----------      -----------      -----------      -----------
 Total operating income                       5,220,960        7,939,786        1,201,081        2,425,298
                                            -----------      -----------      -----------      -----------

 Operating expenses:
    Selling, general and administrative       5,566,843        5,171,171        1,793,080        1,638,962
    Bad debts                                    23,750           21,930            5,246            8,249
    Depreciation and amortization             1,206,544        1,309,379          323,251          444,054
                                            -----------      -----------      -----------      -----------
 Total operating expenses                     6,797,137        6,502,480        2,121,577        2,091,265
                                            -----------      -----------      -----------      -----------

 Income (loss) from operations               (1,576,177)       1,437,306         (920,496)         334,033
                                            -----------      -----------      -----------      -----------

 Other income (expenses):
    Interest income                              47,020          103,991            6,903           26,636
    Interest expense                           (818,256)        (935,009)        (195,005)        (345,822)
    Miscellaneous income                         64,953          106,205          (13,547)          60,255
    Income from joint ventures                  190,872          163,699           26,035           56,319
    Income (loss) from minority owned                                                --
     subsidiary                                    --             (8,981)            --            (23,362)
    Loss on sale of property assets                --            (26,702)            --            (26,702)
    Gain (loss) on sale of subsidiary          (742,619)         252,076             --               --
    Gain on sale of subsidiary                   30,171             --             30,171             --
    Loss on disposal of subsidiary             (168,064)            --               --               --
    Restructuring of note receivable           (747,650)            --               --               --
                                            -----------      -----------      -----------      -----------
 Total other income (expense)                (2,143,573)        (344,721)        (145,443)        (252,676)
                                            -----------      -----------      -----------      -----------
 Income (loss) before income taxes
    and minority interest                    (3,719,750)       1,092,585       (1,065,939)          81,357

 Provision for income taxes                  (1,607,422)         493,754         (427,661)          43,644
                                            -----------      -----------      -----------      -----------

Income before minority interest              (2,112,328)         598,831         (638,278)          37,713

Minority interest                               172,843          (88,844)         233,772           18,842
                                            -----------      -----------      -----------      -----------
Net income (loss)                           $(1,939,485)     $   509,987      $  (404,506)     $    56,555
                                            -----------      -----------      -----------      -----------
                                            -----------      -----------      -----------      -----------

Basic earnings per share
    Net income (loss)                       $     (0.55)     $      0.16      $     (0.11)     $      0.02
                                            -----------      -----------      -----------      -----------
                                            -----------      -----------      -----------      -----------
Number of shares outstanding:
    Basic                                     3,518,292        3,168,292        3,518,292        3,168,292
                                            -----------      -----------      -----------      -----------
                                            -----------      -----------      -----------      -----------



                     See Notes to Interim Financial Statements

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                          For the Nine Months Ended
                                                                 September 30,
                                                        -----------------------------
                                                           1998               1997
                                                        ------------      -----------
Cash flows from operating activities
     Net income (loss)                                  $(1,939,485)      $   509,987
                                                        ------------      -----------
     Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                   1,206,544         1,301,331
          Contractual allowances                            221,927           376,664
          Bud debts                                          23,750            21,930
          Income from an unconsolidated joint venture      (190,872)         (163,699)
          Minority interest                                (172,843)           51,763
          Deferred income taxes                          (1,607,422)          419,000
            Loss on sale of subsidiary                      742,619              --
            Gain on sale of subsidiary                      (30,171)
            Loss on disposal of subsidiary                  168,064              --
            Restructuring of note receivable                747,650              --
          Income from unconsolidated affiliate                 --               8,981
          Loss on sale of property assets                      --              26,702
Increase (decrease) in cash attributable to changes
  in operating assets and liabilities:
          Accounts receivable                             2,008,472          (995,554)
          Accounts receivable - joint venturer             (241,238)         (303,775)
          Other receivable                                   47,554            71,599
          Due from affiliate                                (77,600)             --
          Due from officers                                  94,343           (84,221)
          Prepaid expenses                                   29,850            43,547
          Deposits                                          104,084           (25,896)
          Distributions from a joint venture                   --             330,966
          Due to affiliate                                    9,209           (45,890)
          Accounts payable                                  472,853          (194,555)
          Accrued expenses                                  176,015            57,443
          Advances to unconsolidated affiliate                 --            (239,055)
                                                        ------------      -----------
  Total adjustments                                       3,732,788           657,281
                                                        ------------      -----------
Net cash provided (used) by operating activities          1,793,303         1,167,268
                                                        ------------      -----------
Cash flow from investing activities:
          Organization costs                                   --             (60,840)
          Fixed asset acquisitions                         (300,955)       (1,605,311)
          Fixed used dispositions                         1,207,496              --
          Proceeds from loan receivable - affiliate          (7,500)          125,000
          Proceeds from note receivable                      72,222
          Issuance of note receivable                          --            (160,326)
          Investment in joint venture                       (93,394)             --
          Note receivable - affiliate                           --              18,350
          Increase in minority interest                     (98,969)             --
                                                        ------------      -----------
Net cash provided (used) by investing activities            778,900        (1,683,127)
Cash flow from financing activities:
          Reduction of goodwill                           1,419,213              --
          Proceeds from issuance of long-term debt             --           2,039,632
          Payments on affiliates advances                      --            (156,505)
          Cash overdraft                                       --               3,088
          Joint venture advances                               --              10,000
          Disposal of long term debt                     (3,746,095)             --
          Principal payments on long-term debt             (856,602)       (1,220,119)
                                                        ------------      -----------
Net cash provided (used) by financing activities         (3,185,484)          676,096
                                                        ------------      -----------
Net increase in cash and equivalents                       (611,281)          160,237
Cash and equivalents, beginning of year                     719,217            42,421
                                                        ------------      -----------
Cash and equivalents, end of year                       $   107,936       $   202,638
                                                        ------------      -----------
                                                        ------------      -----------



                     See Notes to Interim Financial Statements

                 MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                September 30, 1998
                                    (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION.

                  Modern Medical Modalities Corporation (the "Company") was incorporated in the State of New Jersey on December 6, 1989. The Company provides high technology medical equipment and management services to hospitals and physicians.

         The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing and Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., Medi-Corp., USA, South Jersey Medical Equipment Leasing Corp., Amherst Medical Equipment Leasing Corp., Open MRI of Morristown, Inc., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corporation, its majority owned subsidiaries, Sylvania Diagnostics L.P., (in which the Company had a 50.2% interest which was disposed of on June 30, 1998) and Metairie Medical Equipment Leasing Corp., a 100% owned subsidiary which was incorporated in June 1997, and its majority owned joint ventures, Plainfield MRI Associates, Joint Venture, MRI Imaging Center at PBI, Open MRI of Morristown, Joint Venture and Doctors Imaging Associates, Joint Venture. The Company has an 84%, 75%, 72%, and 50% interest, respectively, in the joint ventures and by contract manages the joint ventures, in which it is the managing joint venturer and it has unilateral control. Investment in an unconsolidated minority-owned subsidiary, Empire State Imaging Associates, Inc., which was sold on June 30, 1998, in which the Company had a 35% interest and significant influence, was accounted for under the equity method. The Company sold 70% of its 72% owned subsidiary, Open MRI of Morristown, Joint Venture, on September 30, 1998. Investment in an unconsolidated joint venture, Union Imaging Associates, Joint Venture in which the Company has a 10% interest and significant influence, is accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in the consolidation.

                  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-K for the year ended December 31, 1997.

                  The financial statements for the nine month periods ended September 30, 1998 and 1997 have not been audited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments and accruals, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as at September 30, 1998 and the results of its operations for the nine month periods ended September 30, 1998 and 1997 and statements of cash flows for the nine month periods ended September 30, 1998 and 1997. The results for the nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


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

NOTE 2 - EARNINGS (LOSS) PER SHARE.

                  Earnings (loss) per share are computed by dividing net income
         (loss) by the weighted average number of common stock and common stock equivalent shares outstanding during each period.

                  Common stock and common stock equivalent shares outstanding include shares issued within one year of an initial public offering
         (IPO), at a price below the IPO price, as outstanding for all periods presented. Earnings per share - diluted for the nine months ended September 30, 1998 is not presented in the consolidated statements of operations since it is not dilutive.

NOTE 3 - ACQUISITIONS AND DISPOSALS OF SUBSIDIARIES.

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

                  On July 1, 1996, the Company through its wholly-owned subsidiary, Ohio Medical Equipment Leasing Corporation ("OME") purchased a 50.2% interest in Sylvania Diagnostics, LP ("Sylvania") for one dollar. If the Company determines that operating Sylvania is not profitable, DVI will purchase Sylvania for one dollar. On June 30, 1998, the Company exercised its option and sold Sylvania back to DVI for one dollar. As a result of this disposition, the Company recorded a loss in the amount of $168,064

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


NOTE 3 - ACQUISITIONS AND DISPOSALS OF SUBSIDIARIES (Continued)

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

                  For services rendered between May 7, 1998 and the date of maturity of this loan, all distributions made to the lending parties by Open MRI are to remain the property of the lending parties.

                  On September 30, 1998 the Company effectively sold 70% of its interest in Open MRI for $300,000 and the purchaser's agreement to provide the Company's creditor, DVI Business Credit, personal guaranties of the principals of purchaser in an amount not to exceed $150,000. The Company recorded a gain on this transaction in the amount of $30,171. The Company has retained a 2% ownership interest in Open MRI.

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

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


NOTE 5 - PROPERTY AND EQUIPMENT, NET.

                  Property and equipment, net, consisted of the following:


                                                 September 30,            December 31,
                                                     1998                    1997
                                                 -------------            ------------
                                                  (unaudited)


Medical equipment                                  $11,063,762             $14,083,189
Buildings                                              310,860                 358,066
Furniture and fixtures                                  65,828                  67,139
Automobiles                                             49,591                  22,860
Leasehold improvements                                 586,417               1,048,780
                                                 -------------            ------------
                                                    12,076,458              15,580,034

Less:  Accumulated depreciation
 and amortization                                    5,407,645               6,134,831
                                                 -------------            ------------
                                                   $ 6,668,813            $  9,445,204
                                                 -------------            ------------
                                                 -------------            ------------


NOTE 6 - INVESTMENT IN AN UNCONSOLIDATED JOINT VENTURE.

                  Summarized (unaudited) financial information of the unconsolidated joint venture, Union Imaging Associates, Joint Venture, in which the Company has a 10% minority interest, is as follows:


                                 Total           Long-term          Total           Total
                                Assets             Debt          Liabilities       Capital

September 30, 1998              4,916,024         1,218,361       2,206,829        2,709,195
December 31, 1997               5,538,114         1,354,524       3,116,550        2,421,564



                                                                            (10%)
                                        Gross                Net         Allocation
                                       Revenues            Income        Of Income
                                       ---------          ---------      ----------
For the nine months ended
   September 30, 1998                  2,847,500          1,570,832        157,083
For the year ended
   December 31, 1997                   5,603,802          2,078,843        207,884


                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


NOTE 7 - LINE OF CREDIT.

                  In April 1995, the In April 1995, the Company secured a line of credit with Summit Bank of New Jersey for $600,000 at the bank's prime rate for commercial borrowers. As of September 30, 1998 the amount of the liability under the line of credit was $599,750. The Line of credit is secured by a certificate of deposit in the amount of $600,000.

NOTE 8 - LONG-TERM DEBT.

                  Long-term debt consists of the following:


                                                                       September 30,    December 31,
                                                                           1998            1997
                                                                        -----------     -----------
                                                                        (unaudited)
Capitalized lease obligations                                           $ 4,517,926     $ 8,691,572
Accounts receivable financing (a)                                           638,177         926,363
Other                                                                       424,736         418,375
                                                                        -----------     -----------
                                                                          5,580,839      10,036,310

Current portion                                                           2,950,515       3,115,461
                                                                        -----------     -----------
Total long-term debt                                                    $ 2,630,324     $ 6,920,849
                                                                        -----------     -----------
                                                                        -----------     -----------

                  The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment.

         (a) Accounts Receivable Financing:

                  The Company entered into an agreement with DVI Business Credit to finance up to $2,000,000 of the accounts receivable balances from two of the Company's wholly-owned subsidiaries, a minority-owned subsidiary, and two of its majority-owned joint ventures. Advances would bear interest at the prime rate plus 4%. At September 30, 1998, the amount financed under this agreement totaled $638,177.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

         On September 18, 1998, the Company entered into a consulting agreement with Benson Shore Capital, LLC ("Consultant"), for a period of one year. Consultant shall render assistance to the Company as follows: developing strategic initiatives and related industry partnerships, including providing assistance with respect to acquisitions, joint ventures, and strategic business alliances. The Company shall compensate consultant for these services as follows: 350,000 shares of its common stock, options to acquire up to an aggregate of 275,000 shares of its common stock exercisable at $1.00 per share, for a period of 12 months.

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



                                        MODERN MEDICAL MODALITIES CORP.
                                        ------------------------------------
                                                  (Registrant)



Date:  November 18, 1998                /s/Roger Findlay
                                        ----------------------------------------
                                        Roger Findlay
                                        Chairman of the Board of Directors



Date:  November 18, 1998                /s/Jan Goldberg
                                        ----------------------------------------
                                        Jan Goldberg
                                        Director and Vice President



Date:  November 18, 1998                /s/Gregory Maccia
                                        ----------------------------------------
                                        Gregory Maccia
                                        Vice President, Secretary and Director



Date:  November 18, 1998                /s/Fred Mancinelli
                                        ----------------------------------------
                                        Fred Mancinelli
                                        Director



Date:  November 18, 1998                /s/Carl Gideon
                                        ----------------------------------------
                                        Carl Gideon
                                        Director