Form 10KSB
period 1998-12-31
MODERN MEDICAL MODALITIES CORP
filed 1999-03-31
CIK 902635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------

(Mark One)

|X|   Annual Report to Section 13 or 15(d) of the Securities Exchange Act of
      1934

For the Fiscal Year ended December 31, 1998.

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to______________

Commission File No. 0-23416

                      MODERN MEDICAL MODALITIES CORPORATION
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

        New Jersey                                       22-3059258
        ----------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1719 Route 10, Suite 117, Parsippany, NJ                     07054
----------------------------------------                     -----
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code: (973) 538-9955
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                    Name of each Exchange on which Registered
-------------------                    -----------------------------------------
Not Applicable                                            None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0002 Par Value
                         ------------------------------
                                (Title of Class)
                     Class A Common Stock Purchase Warrants
                     --------------------------------------
                                (Title of Class)
                     Class B Common Stock Purchase Warrants
                     --------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes |_| No |X|

      The issuer's net sales for the most recent fiscal year were $6,415,000.

      The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 25, 1999 was approximately $1,448,982.

      As of March 25, 1999 there were 1,759,146 shares of Common Stock, par value $.0002 per share, outstanding.

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

      On March 12, 1999, the Company's effected a 1 for 2 reverse split of its common stock. As a result of the reverse stock split the Company has 1,759,146 shares of common stock issued and outstanding.

      Modern Medical Modalities Corporation leases magnetic resonance imaging ("MRI") and computerized axial tomography ("CT Scan") equipment to hospitals and physicians. Additionally, the Company on a clerical and administrative level manages hospital based and physician managed ambulatory centers for third parties who provide medical imaging services. The Company, however, does not perform medical services. The Company offers a full range of services to hospitals and physician clients, including the selection and acquisition of appropriate equipment, the design and supervision of facility construction, the provision and training of technical and support staff, patient billing and collection and the provision of overall marketing and management services. The Company can provide either its full range of services at medical technology centers or a more limited range of services at mobile or fixed sites depending on the needs of its customers.

      The Company presently leases equipment and manages one hospital based MRI site located in Passaic, New Jersey, and seven free standing MRI and CT Scan and Diagnostic Imaging ambulatory centers in Louisiana (1), New Jersey (5) and Maryland (1). The Company also receives a management fee of 11.25% of gross cash collections from the site in Union, New Jersey for performing management functions. The Company's relationship with the joint-ventures range from 10% through 84% equity interest.

      On April 20, 1998, the Company entered into a merger agreement with R.F. Management Corp. ("R.F.") which provided for the merger of R.F. into the Company, however due to subsequent events, the Company and R.F. are re-evaluating the terms of the transaction and there can be no assurance that the transaction will be consummated. In the event that a modified merger agreement is entered into, the Company intends to submit the plan of merger to a vote of its shareholders for approval.

      UNION JOINT VENTURE

      In July 1990, the Company entered into a Joint Venture Agreement with Union Imaging Associates, Inc. (the "Union Joint Venture") for the purpose of providing magnetic resonance and CT Scan imaging services to radiologists and other medical professionals, including leasing and financing equipment for use in such business. The Union Joint Venture shall terminate upon the earliest of (i) June 30, 2010, (ii) the sale of the subject business or (iii) mutual agreement of the joint venturers. The Company serves as the managing joint venturer pursuant to the Union Joint Venture Agreement and as such has managerial responsibility for the subject business including, placing of personnel, leasing equipment, budgeting, contracting, billing, paying debts, making lease payments and making distributions to the joint venturers.

      The Company shall continue to serve as managing joint venturer until the Company's liability under the Union Joint Venture's equipment lease with DVI Financial is satisfied. Thereafter, the Company shall continue to serve as the managing joint venturer until the earlier to occur of: (i) the Company's resignation upon 60 days notice to Union Imaging or (ii) 60 days after receipt of notice from Union Imaging that the holders of at least 80% of Union Imaging's stock had voted to terminate the Company as managing joint venturer. For serving as managing joint venturer the Company receives 11.25% of gross collections for a management fee as well as a 10% equity position.

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

      During the first quarter of 1999, the Company agreed in principle to sell its fifty percent (50%) interest in the Bowie Joint Venture for $100,000, provided that the following stipulations are met: (i) the removal of the Company as a guarantor from the DVI leasing documents, (ii) a release from Picker International of all past due amounts. Additionally, the Company will not be responsible for any of the outstanding accounts payable of The Doctors Imaging Joint Venture.

      PLAINFIELD JOINT VENTURE

      In July 1991, the Company entered into a Joint Venture Agreement with Plainfield MRI Associates, Inc. (the "Plainfield Joint Venture") for the purpose of providing magnetic resonance imaging services and equipment to radiologists and other medical professionals, including leasing and financing equipment for use in such business. The Plainfield Joint Venture shall terminate upon the earlier of (i) July 30, 2011; (ii) the sale of the subject business; (iii) termination of the Agreement dated April 25, 1991 with Muhlenberg Regional Medical Center, Inc., and the Plainfield Joint Venture being unable to relocate the subject business to another profitable site; (iv) the subject business being determined unprofitable for 3 consecutive calendar months at the sole discretion of the Company; (v) the repossession of equipment pursuant to the Equipment Lease with DVI Financial dated December 1, 1993; or (vi) mutual consent of the joint venturers.

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

      The interests of the Company and Plainfield MRI, Inc. in the profits and obligations and liabilities under the Plainfield Joint Venture Agreement are 84% and 16% respectively.

      BETH ISRAEL JOINT VENTURE

      In June 1995, the Company entered into a Joint Venture Agreement with Beth Israel MRI Corporation and Advanced Imaging Radiology Associates P.A. to provide certain non-professional services to an MRI facility which was developed by the Company, and is located on the campus of Beth Israel Hospital. The term of the Agreement is for a seven (7) year period with an automatic renewal provision for successive seven year periods. The Company has a 75% interest in the profits, obligations and liabilities under the Joint Venture Agreement.

      METAIRE MEDICAL EQUIPMENT LEASING

      In June of 1997, Metaire Medical Equipment Leasing was incorporated in the state of New Jersey, as a 100% owned subsidiary of the Company. In October 1997, Metaire Medical Equipment Leasing Corporation was registered as a Corporation doing business in the State of Louisiana. Under the terms of the venture agreement the Company will receive 100% of the profits and equity of Open MRI and Imaging Center of Metaire. The site opened for business in February of 1998. There is an agreement with an unaffiliated group that providing they raise $250,000 and provide other management consideration, they will receive 34% of the site. To date the $250,000 has been raised, but the management obligations have not yet been met.

      In March 1998, the Company sold to KFC Venture LLC, 15% of Open MRI and Imaging Center of Metaire, LLC for $250,000 payable $100,000 upon execution of the agreement and $25,000 per month for six months. Under the terms of the agreement, $125,000 of the $250,000 must be paid back to KFC Venture LLC, without interest. Until such time, all distributions shall be divided equally, with fifty percent of said distribution being paid to KFC Ventures, LLC as a return of its initial capital investment up to the amount of $125,000 and the other fifty percent of said distribution being distributed to the members of Open MRI of

Metaire, in accordance with their percentage interests in Open MRI of Metaire.

      In September 1998, the management contract with Southern Medical Consultants LLP was terminated for the management of Open MRI and Imaging Center of Metaire. According to the letter agreement of March 30, 1998, if Southern Medical is not active in the site nor managing the site through the end of the lease payments, then no stock transfers will be made. To date no stock transfer has been made.

      MEDICAL IMAGING INDUSTRY

      The Company has positioned itself to participate in the expanding managed health care market. The Company will continue to aggressively seek to joint venture with hospital and physician managed ambulatory centers. The Company intends to expand its marketing efforts by establishing new sources of patient referrals to its existing centers in the next year. These patient referrals consist of Health Maintenance Organizations (HMO), Preferred Provider Organizations (PPO), Union Contracts and Hospital Contracts.

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

      Generally, the centers participate in specific HMO or PPO programs because the Company finds that many of the physicians who refer to the centers belong to the HMO or PPO. There are instances when the centers initiate contact with various third parties to provide services to their membership. This is usually the case with the larger insurance plans. In the case of unions or managed care programs contacts are usually made by the benefit managers representing the various programs. Usually, the centers are recommended by the physicians in the area.

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

      Medical diagnostic imaging systems facilitate the diagnosis of disease and disorders at an early stage, often minimizing the amount and cost of care needed to stabilize or cure the patient and frequently obviating the need for invasive diagnostic procedures, such as exploratory surgery. Diagnostic imaging systems are based on the ability of energy waves to penetrate human tissue and generate images of the body which can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional x-ray to the advanced technologies of MRI and CT Scan.

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

      The Company provides equipment and related services, technical and support staffing, marketing, patient scheduling, billing and collection and management in all of the Company's sites located throughout New Jersey and at the Company's new site in New Orleans, LA.

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

      When the Company enters into a joint venture with a Hospital the provisions of the HHS "Anti-Kickback" rules and the AMA policy on self referral do not generally apply. (See "Licenses, Governmental Reimbursement and Regulations"). The Hospital does not receive a percentage of profits for allowing the Company to operate its equipment at the facility.

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

      If the Company enters into fee-for-service contracts, these contracts will typically have a term ranging from two to five years. During the term of the contract, the hospital will grant to the Company the exclusive right to provide the particular service at the hospital. The Company does not expect to have any minimum payment requirements in its fee-for-service contracts. The Company therefore assumes the risk that revenues generated in respect of its equipment may not be sufficient to discharge the Company's financial obligations to lenders and lessors and other costs of operations. The Company typically finances its acquisition of equipment and matches the amortization period of such financial obligations to the term of the hospital contract. However, the amortization period for a specific piece of equipment may extend beyond the term of the related contract, requiring the Company to finance any resulting negative cash flow. The Company attempts to manage these risks by reviewing a prospective hospital's utilization history and prospects and, through its sales force, remarketing equipment upon termination of contracts.

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

                             SERVICES BY TECHNOLOGY

RADIOLOGY GROUP CENTERS            MRI       CT SCAN     DIAGNOSTIC IMAGING

Union, New Jersey(1)               Yes       Yes         No

Bowie, Maryland(2)                 Yes       Yes         No

South Plainfield, NJ(7)            Yes       No          No

Marlton, New Jersey                Yes       Yes         Yes

Yonkers, New York(9)               Yes       Yes         Yes

Amherst, New York(3)               Yes       No          No

Open MRI of Morristown(4)          Yes       No          Yes

West Paterson Medical Equipment    No        No          Yes
  Leading Corp.(5)

Ohio Medical Equipment Leasing     Yes       Yes         Yes
  Corp./Sylvania Diag.(6)
--------------------------------------------------------------------------------

Metaire Med. Equipment Leasing     Yes       No          No

                           MEDICAL TECHNOLOGY CENTERS

Passaic, New Jersey(8)             Yes       No          No

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

(4) This Joint Venture was organized in October 1995 for the purpose of providing MRI services to Medical professionals. The Joint Venture has three joint ventures: the Company, RMC Consulting, Inc. and Barbara Krasnica. In September 1998, the Company sold 70% of its 72% ownership interest for $300,000 and certain other conditions.

(5) In July 1996, the Company through its wholly-owned subsidiary entered into a lease and management service agreement with Advanced Imaging and Radiology Services P.A. to provide office space, fixtures and diagnostic imaging equipment to the P.A. for five years with a renewal for five years.

(6) In July 1996, the Company, through its wholly-owned subsidiary Ohio Medical Equipment Leasing Corporation ("OME"), entered into a purchase and consulting agreement with Medical Advances, Inc. ("Medical") to acquire an interest as a general (managing) partner of Sylvania Diagnostics ("Sylvania"), an Ohio Limited Partnership, for one dollar. The interest acquired represents 50.2% of the total units outstanding. Sylvania is a diagnostic imaging center located in Sylvania, Ohio. In June 1998, the Company returned its interest in the site to DVI Financial Services.

(7) This Joint Venture was organized on July 30, 1991 for the purpose of providing MRI services to medical professionals. The Joint Venture has two venturers, the Company, the managing joint-venturer, and Plainfield MRI Associates, Inc. ("PMA"). The Company has an 84% interest and PMA has a 16% interest in the joint venture.

(8) This Joint Venture was organized in June, 1995 for the purpose of providing MRI services to medical professionals. The Joint Venture has two venturers, the Company, the managing joint-venturer and Beth Israel MRI Corporation and Advanced Imaging Radiology Associates P.A. ("PBI"). The Company has a 75% interest and PBI has a 25% interest in the joint venture.

(9)   The Yonkers, New York site was sold in May 1998.

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

      Hospital centers. The Company had embarked on a program to establish additional medical technology centers ("Hospital Centers") in conjunction with hospitals by entering into arrangements to operate full service Hospital Centers located in or near hospital campuses. The Company's first Hospital Center opened on June 28, 1991 and the Passaic General site on October 14, 1992, both of which were subsequently closed.

      In addition to the equipment and facility services provided in its arrangements, the Company provides at a medical technology center all technical and support staffing; expanded marketing services; patient scheduling, billing and collection services; management information systems; and overall management.

GROWTH STRATEGY AND MARKETING

      The Company markets its services to physicians and hospitals through various methods. These include telemarketing, direct solicitation, direct mail, sponsorship of in service education programs for physicians and technical staff, and personal visits to physician offices. The Company also attends many of the large radiology shows throughout the country.

      The Company is pursuing a strategy of aggressively seeking new Hospital Centers and physician managed ambulatory centers. Its target markets also include hospitals without a diagnostic imaging facility, to which the Company can offer its part-time mobile units. The Company will engage in intensive marketing in areas of specialized physician groups, chiropractors, health maintenance organizations (HMO), preferred provider organizations (PPO), union locals, municipalities and insurance companies. The Company currently negotiates discounts with large suppliers of patients as allowed by law. The Company's objective is to respond to the concerns of spiraling health care costs while maintaining quality of care to the patient. This is attainable based on the premise that increased volume results in a reduction of cost per can which is passed along to the Company's contracted clients.

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

      Equipment acquisition costs can range dramatically depending upon the model and peripheral equipment acquired. Currently, MRI equipment ranges from $1,000,000 to $2,000,000, extremity RI and CT equipment currently ranges from $300,000 to $800,000.

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

SUPPLIES

      The Company's equipment and supplies are available from a variety of sources. The loss of no single supplier would be expected to have a material adverse effect on the Company.

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

      To the best of the Company's knowledge, there are no current regulations in the State of Maryland that adversely affect or are material to the Company's operations. The State of Maryland has recently passed legislation that restricts physicians from being investors in imaging centers. There are no physician investors who will refer patients in the Bowie, Maryland Joint Venture.

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

      HHS has adopted regulations specifying "safe harbors" for various payment practices between providers and their referral sources. If a payment practice were to come within the safe harbor and were not a "sham" to circumvent the law's requirements, it would not be treated as an illegal Medicare/Medicaid kickback or grounds for exclusion from the Medicare/Medicaid programs. While failure to fall within a safe harbor does not mean that the practice is illegal, HHS had indicated that it may give such arrangements closer scrutiny. In their present form, no safe harbor would cover an investment interest in the Company. The Company cannot predict whether other regulatory or statutory provisions will be enacted by federal or state authorities which would prohibit or otherwise regulate referrals by physicians to the Company thereby having a material adverse effect on the Company's operations.

      The federal "Ethics in Patient Referrals Law of 1989", often referred to as the "Stark Law", prohibited a physician with a "financial relationship" with an entity that furnishes clinical laboratory services (or a physician with an "immediate family member" with such a relationship) from making a referral to that entity for clinical laboratory services for which payment may be made under that entity for clinical laboratory services for which payment may be made under Medicare. It also prohibited that entity from billing Medicare, an individual, a third party payor, or other entity, for an item or service furnished pursuant to a prohibited referral. It required any entity that collects any amounts as a result of such a billing to refund those amounts. The law provided certain exceptions, namely, certain situations that would not constitute referrals, and certain situations that would not constitute a "financial relationship."

      Later amendments to the Stark law extended the original prohibition on referrals and billing to cover ten additional "designated health services," in addition to clinical laboratory services, and extended the ban to services payable under Medicaid, both beginning with referrals made after December 31, 1994.

      The "designated health services" are clinical laboratory services; physical therapy services (including speech language pathology services); occupational therapy services; radiology services (including any diagnostic test or treatment using x-rays, ultrasound or other imaging services, CT scan, MRI, radiation or nuclear medicine, however, excluding invasive radiology where the imaging modality is used to guide a needle, probe or catheter (such as cardiac catheterization), and thus is clearly incidental to a separate major procedure; also excluding screening mamography); radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home health services provided by a home health agency; outpatient prescription drugs; inpatient and outpatient hospital services, whether provided by the hospital or by others under arrangements with the hospital for which by the hospital or by others under arrangements with the hospital for which the hospital bills, but not including services provided by the hospital under a separate license, such as home health care or physical therapy provided by a hospital-owned home health agency or skilled nursing facility.

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

INSURANCE

      The Company carries general liability insurance with coverage of up to $1,000,000 per claim and a commercial umbrella policy of $10,000,000. The Company believes that such coverage is adequate. Additionally, the Company maintains general liability, commercial umbrella and insurance for the replacement of all leased equipment at each of its facilities.

EMPLOYEES

      As of March 31, 1999, the Company employed 41 persons on a full-time basis and 24 persons on a part time basis. The following table reflects the employees per facility:

                                     TOTAL         FULL-TIME       PART-TIME

Modern Medical (Corporate)           13            12              1

Marlton                              10            6               4

Morristown                           3             2               1

West Paterson                        6             2               4

JOINT VENTURES

South Plainfield                     3             2               1

Union                                19            11              8

Passaic                              4             2               2

Bowie                                7             4               3
                                     -             -               -

Total:                               65            41              24
                                     ==            ==              ==

LEASE AGREEMENTS AT JOINT VENTURE SITES

      The Company as managing Joint-Venturer has entered into an equipment lease/purchase agreement with a non-affiliated party, DVI Financial, dated December 1, 1993 ("Equipment Lease") which provides for the lease/purchase of one Picker 1.OT mobile MRI unit in a Calumet Coach payable over a 60 month term with payments each of $36,350 (the "basic rent") which is being charged as an expense of the Company. On June 15, 1998, the Company refinanced the lease purchase of the Picker 1.OT mobile MRI unit, reducing its monthly rental payment to $13,407 per month for a period of thirty-six (36) months. The Company is current in all its payments. This leased equipment is presently located at the Muhlenberg Regional Medical Center in Plainfield, New Jersey.

      The Company, as managing Joint-Venturer, has entered into an equipment lease/purchase agreement with a non-affiliated party, DVI Financial, dated December 1, 1993 ("Equipment Lease") which provides for the lease/purchase of MRI and CT equipment payable over a 60-month term with payments each at $44,331 (the "Basic rent") which was charged as an expense of the business and was paid in full in 1998. This leased equipment is presently located in Union, New Jersey. The Company financed an open MRI in Union, New Jersey in 1996 which is payable over a 60 month term at $23,403 per month. The Company is current in all of its payments.

      The Company, as managing Joint-Venturer, has entered into an equipment lease/purchase agreement with a non-affiliated party, DVI Financial, dated November 15, 1994 ("Equipment

Lease") which provides for the lease/purchase of MRI and CT equipment payable over a 60 month term with payments each of $36,714. The Company is current in all of its payments. This leased equipment is presently located in Bowie, Maryland.

      The Company, as managing Joint-Venturer, has entered into an agreement with a non-affiliated party Beth Israel MRI Corporation and Advanced Imaging Radiology Associates P.A. to provide certain non-professional services to a MRI facility which was developed by the Company and is located on the campus of Beth Israel Hospital. This agreement is for a 60-month term with payments each of $38,245. The Company is current is all of its payments.

      During the last quarter of 1998, the Company refinanced its lease with DVI Financial Services for the Beth Israel MRI Center. Under the terms of the refinancing the Company extended the lease/purchase with DVI for sixty months for the unpaid balance. The resulting refinance will lower the monthly payments from $38,245 to $21,159.

      During the last quarter of 1998, the Company refinanced its lease with DVI Financial Services for the South Jersey Equipment Leasing Corporation site in Marlton, New Jersey. Under the terms of the refinancing of the Company extended the lease/purchase with DVI for sixty months for the unpaid balance. The resulting refinance will lower the monthly payments from $35,092 to $23,271.

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

      Prime is a full service contractor that for the past fifteen years has provided turnkey design and construction services. Prime builds free standing structures and renovates existing facilities with an emphasis on room renovations for hospitals and private medical facilities. Prime's installations have included the following: Magnetic Resonance Imaging ("MRI"), Computerized Axial Tomography ("CAT") Scan Suites, Radiography/Fluoroscopy, Cardiac Catherization Labs, Laser Network Systems, Special Procedures, Angiography, Mammography, Ultrasound, Linear Accelerator, Lithotripsy, Cystography Units, Nuclear Medicine, Laboratory Areas and Operating Rooms.

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

      On December 27, 1995, the Company entered into an agreement with a related party to sell all of the common stock of Prime Contracting Corp. for $1,200,000, payable as follows: $100,000 upon execution, $100,000 at closing and a promissory note bearing interest at prime plus one percent. The note was payable in two installments, $600,000 on October 27, 1997 and $400,000 on April 27, 1998. In the event that gross annual revenue for Prime for the calendar year 1996 falls below $3,000,000, then the final payment of $400,000 shall be forfeited.

      On March 3, 1998, the Company agreed to restructure the promissory note for the sale of Prime as follows: $200,000 in cash, payable over thirty-six months, plus interest calculated at prime plus 1% and a thirty-six month option to purchase 250,000 of the related party's stock at $.05 per share.

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

      On December 27, 1996, the Company entered into a stock purchase agreement with a related party to sell 65% of the capital stock of Empire State Imaging Associates, Inc. for $250,000 payable as follows: $25,000 at the closing and nine equal monthly installments of $25,000 plus interest at prime plus 1%. On June 1, 1998, the Company sold its remaining 35% interest in Empire State Imaging Associates, Inc.

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

      On August 20, 1998, the Company, ADS Investment Corp. and Oak Knoll Management Corporation (related party) modified the original agreement from a sale to a loan. The terms of the new agreement are as follows: a loan in the amount of $300,000, with interest due and payable at 12% per annum, secured by 70% of the Company's 72% ownership of Open MRI. The loan was due and payable on September 30, 1998. The agreement also requires the personal guarantees made by the lenders to DVI Business Credit Corporation on behalf of the Company be replaced by September 30, 1998 as a condition of satisfactory settlement of the loan. For services rendered between May 7, 1998 and the date of maturity of this loan, all distributions made to the lending parties by Open MRI will remain the property of the lending parties.

      On September 30, 1998, the Company effectively sold 70% of its interest in Open MRI fro $300,000 and the purchaser's agreement to provide the Company's creditor, DVI Business Credit personal guaranties of the principals of purchaser in an amount not to exceed $150,000. The Company recorded a gain on this transaction in the amount of $30,171.

OPEN MRI & DIAGNOSTIC SERVICES OF TOMS RIVER, INC.

      In February 1997, the Company acquired a 25% interest from an affiliated party in Open MRI & Diagnostic Services of Toms River, Inc.

      In March 1997, the Company entered into a contract for the sale of its stock in this entity. Under the terms of the sale, the purchasing party, Advanced Open MRI and Diagnostic Imaging P.A., paid $75,000 in advance, $175,000 at closing and the balance of $750,000 is payable in monthly installments of $25,000 commencing in April 1998.

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

      On June 29, 1998, pursuant to an agreement between the Company and DVI, the Company exercised its option to sell OME to DVI for one dollar.

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

      The Company leases its main administrative offices, located in Parsippany, New Jersey, under a five-year agreement treated as an operating lease at a monthly rental payment of $2,722 per month. In addition, the Company is obligated under various leases at the sites of its wholly-owned subsidiaries. Future minimum lease payments under these leases as of December 31, 1998 and 1997 are as follows:

                                                         December 31,
                                                    1998               1997
                                                -----------         ---------
1999                                            $   505,272         $ 349,522
2000                                                324,799           169,300
2001                                                210,334            63,500
2002                                                146,153               -0-
2003 and thereafter                                  38,584               -0-
                                                -----------         ---------

TOTAL                                           $ 1,224,942         $ 581,322

Item 3. Legal Proceedings

      On June 25, 1998, the Company was named in an arbitration proceeding brought by Stephen Findlay, former President of Prime Contracting, one of the Company's former subsidiaries. Mr. Findlay alleges that he is due certain monies pursuant to his employment agreement with Prime Contracting, under which he was terminated. The Company believes it has meritorious defenses and intends to rigorously defend the arbitration.

      Other than the above, the Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company did not submit any matters to a vote of its securityholders during the fourth quarter of 1998.

                                     PART II

Item 5. Market for the Company's Common Stock

      On March 12, 1999, the Company effected a 1 for 2 reverse split of its authorized and outstanding shares of common stock. As of the date hereof, the Company has outstanding 1,759,146 shares of its Common Stock $.0001 par value ("Common Stock"). The Company's Common Stock is traded on the Nasdaq SmallCap Market ("Nasdaq SmallCap") under the symbol "MODM." The following table sets forth the high and low bid prices for the Common Stock as reported by on the Nasdaq SmallCap. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. All bid prices for the periods prior to the Company's 1 for 2 reverse stock split effected on March 12, 1999, have been adjusted to reflect such reverse stock split.

                                          Common Stock
                                          ------------
Fiscal 1997                             High         Low
                                        ----         ---
First                                  $ 7.12      $ 2.80
Second                                 $ 6.00      $ 3.20
Third                                  $ 6.32      $ 4.28
Fourth                                 $ 6.56      $ 4.40

Fiscal 1998
First                                  $ 5.25      $ 3.50
Second                                 $ 4.00      $  .8125
Third                                  $ 1.875     $ 1.00
Fourth                                 $  .75      $  .0625

Fiscal 1999
First (through March 25, 1999)         $ 2.75      $  .125

      On March 25, 1999, there were 28 holders of record of the Company's 1,759,146 outstanding shares of Common Stock.

      On March 25, 1999, the last sale price of the Common Stock as reported on the Nasdaq SmallCap Market was $1.0313.

                               Dividend Policy

      The Company has never paid or declared dividends on its Common Stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors. The Company intends, for the foreseeable future, to retain future earnings for use in the Company's business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

      When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange commission, the words or phrases "will likely result" and "the company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

      In September 1998, the management contract with Southern Medical Consultants LLP was terminated for the management of Open MRI of Metaire. According to the letter agreement of March 30, 1998, if Southern Medical is not active in the site nor managing the site through the end of the lease payments, then no stock transfers will be made. No stock transfers have been made to date.

Results of Operations:

For the year ended December 31, 1998 as
compared to the year ended December 31, 1997

The Company experienced a loss during the fourth quarter of 1998 of $263,000. This loss is attributable to the Company's new center in New Orleans and additional provisions taken at certain sites for collection of accounts receivable.

Revenues for the Company and its subsidiaries aggregated $6,415,000 in 1998 as compared to $10,104,000 in 1997. The decrease in revenues of approximately $3,689,000 is attributable to a decrease in patient service revenues for the Company's various imaging centers of approximately $1,534,000, the sale of three imaging centers of approximately $1,817,000 and a decrease in Medical Marketing & Management's revenues of approximately $344,000.

Operating expenses for 1998 were $8,197,000 as compared to $8,807,000 in 1997. This decrease came primarily from the sale of two sites in 1998 and one site in 1997 of approximately $1,760,000. This savings was substantially offset by the operating expenses of a new center opened by the Company in New Orleans, LA of approximately $772,000 and a net increase in operating expenses of approximately $378,000 at the Company's remaining sites.

Selling, general and administrative expenses for 1998 were $6,628,000 as compared to $6,989,000 in 1997 or a reduction of approximately $361,000. This reduction resulted from the sale of three sites during 1997 and 1998, approximately $1,500,000, offset by the opening and start-up of a new site in New Orleans, LA of approximately $704,000 plus a net increase of approximately $325,000 in the remaining sites. The balance of the change relates to reduced costs of approximately $95,000 in expenses related to operating the Company's Medical Marketing and Management subsidiary.

Selling, general and administrative expenses, include payroll, facility rent, equipment maintenance coss, site marketing costs, medical and office supplies, utilities and insurance. The increase in selling, general and administrative expenses of approximately $325,000 resulted from increased equipment maintenance costs and additional marketing costs at those sites.

Interest expense, net of a decrease in interest income of approximately $78,000, has decreased by approximately $290,000. This reduction in interest expense resulted primarily from the reduction of debt related to the sale of three sites in 1998 and 1997 of approximately $260,000 and the retirement of debt in the normal course of business of approximately $99,000 offset by increased interest expense at the new site opened in New Orleans, LA in 1998 of approximately $69,000.

Depreciation and amortization for 1998 was approximately $1,544,000 as compared to approximately $1,789,000 in 1997. This reduction of approximately $245,000 was primarily related to the sale of three sites during 1997 and 1998.

Loss on Sale of Subsidiary:

Effective June 1, 1998, the Company sold its 35% interest in Central Imaging of Yonkers, NY incurring a loss on the sale of $743,000. The loss consisted of unrecoverable investment in and advances to Central Imaging.

Restructuring of Note Receivable:

On March 3, 1998, the Company restructured the promissory note receivable for the sale of Prime Contracting Corp. to a related party as follows: $200,000 in cash payable over 36 months, plus interest calculated at prime plus 1% and the 36 month option to purchase 250,000 shares of the related party stock $.05. The Company recorded a loss from note receivable restructuring in the approximate amount of $748,000.

RESULTS OF OPERATIONS:

FOR THE YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996:

The Company experienced a loss for the fourth quarter of ($365,000). This loss is attributable to the following:

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

Liquidity and Capital Resources:

      The Company has a working capital deficiency of $1,963,000 at December 31, 1998 as compared to a working capital surplus of $995,000 at December 31, 1997. The loss on sale of subsidiary reduced working capital approximately $681,000 and the restructuring of the note receivable for the sale of Prime Contracting Corp. reduced working capital by $748,000 through June 30, 1998.

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

      During 1998, the Company refinanced the following sites:

                                                     OLD        NEW     DECREASE

Passaic Beth Israel MRI                            $45,255    $24,557    $20,698
South Jersey Imaging                                37,267     23,217     14,356
South Plainfield Imaging                            36,350     13,207     22,943
                                                                         -------
         Monthly reduction in debt funding                               $57,997

      On an annual basis the above refinancing results in a cash savings of $695,694. All of the above refinanced loans are for sixty (60) months.

      In addition, for the year ended December 1998, the Company reduced the outstanding accounts receivable working capital line of credit by approximately $635,000 ($1,302,000 to $667,000). The Company intends to continue to reduce the outstanding principal balance on this line of credit at a rate of 10% of the cash receipts of the applicable imaging centers.

      During 1998, the Company reduced personnel salaries by a total of $443,000, including fringe benefits. The duties of those employees whose jobs were eliminated were reassigned to other Company employees.

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

HHS has adopted regulations specifying "safe harbors" for various payment practices between providers and their referral sources. If a payment practice were to come within the safe harbor and were not a "sham" to circumvent the law's requirements, it would not be treated as an illegal Medicare/Medicaid kickback or grounds for exclusion from the Medicare/Medicaid programs. While failure to fall within a safe harbor does not mean that the practice is illegal, HHS had indicated that it may give such arrangements closer scrutiny. In their present form, no safe harbor would cover an investment interest in the Company. The Company cannot predict whether other regulatory or statutory provisions will be enacted by federal or state authorities which would prohibit or otherwise regulate referrals by physicians to the Company thereby having a material adverse effect on the Company's operations.

The federal "Ethics in Patient Referrals Law of 1989", often referred to as the "Stark Law", prohibited a physician with a "financial relationship" with an entity that furnishes clinical laboratory services (or a physician with an "immediate family member" with such a relationship) from making a referral to that entity for clinical laboratory services for which payment may be made under that entity for clinical laboratory services for which payment may be made under Medicare. It also prohibited that entity from billing Medicare, an individual, a third party payor, or other entity, for an item or service furnished pursuant to a prohibited referral. It required any entity that collects any amounts as a result of such a billing to refund those amounts. The law provided certain exceptions, namely, certain situations that would not constitute referrals, and certain situations that would not constitute a "financial relationship."

Later amendments to the Stark law extended the original prohibition on referrals and billing to cover ten additional "designated health services," in addition to clinical laboratory services, and extended the ban to services payable under Medicaid, both beginning with referrals made after December 31, 1994.

The "designated health services" are clinical laboratory services; physical therapy services (including speech language pathology services); occupational therapy services; radiology services (including any diagnostic test or treatment using x-rays, ultrasound or other imaging services, CT scan, MRI, radiation or nuclear medicine, however, excluding invasive radiology where the imaging modality is used to guide a needle, probe or catheter (such as cardiac catheterization), and thus is clearly incidental to a separate major procedure; also excluding screening mamography); radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home health services provided by a home health agency; outpatient prescription drugs; inpatient and outpatient hospital services, whether provided by the hospital or by others under arrangements with the hospital for which by the hospital or by others under arrangements with the hospital for which the hospital bills, but not including services provided by the hospital under a separate license, such as home health care or physical therapy provided by a hospital-owned home health agency or skilled nursing facility.

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

Under the present "Stark Bill", a physician who has a financial relationship with an entity may not make a referral to the entity for the furnishing of clinical laboratory services for which payment is made under the Medicare or Medicaid programs. The Stark Bill, passed with an effective date of January 1, 1995, will expand the application of the Medicare ban on self- referrals after December 31, 1994. The Stark Bill also extends the self-referral ban to physical therapy services, radiology services including MRI and CT Scans, ultrasound services, radiation therapy services and the furnishing of durable medical equipment, the furnishing of parenteral and enteral nutrition equipment and supplies, the furnishing of out-patient prescription drugs, ambulance services, home infusion therapy services, occupational therapy services and in-patient and out-patient hospital services (including services furnished in a psychiatric or rehabilitation hospital). As of the date of this filing, the Company has not experienced any material adverse effects of limited Medicare and Medicaid referrals.

Item 7. Financial Statements

See Pages F-1 to F-19.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On March 7, 1998, the Company dismissed Weinick, Sanders & Co. LLP, located at 1515 Broadway, New York, New York 10036, as its independent accountants. The Company has engaged Vincent J. Batyr & Co., located at 27 North Broadway, Tarrytown, New York 10591, as its new independent certified public accountants. In connection with the two most recent fiscal years and subsequent interim period preceding Weinick, Sanders & Co. LLP's dismissal, there were no disagreements with Weinick, Sanders & Co. LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Weinick, Sanders & Co. LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified.

                                   PART III

Item 9. Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act

The officers and directors of the Company, and further information concerning them, are as follows:

Name                     Age       Position
----                     ---       --------
Roger Findlay            51        Chairman of the Board of Directors and
                                   President

Jan Goldberg             48        Vice President, Principal Accounting Officer,
                                   Treasurer and Director

Gregory Maccia           45        Vice President, Secretary and Director

Fred Mancinelli          56        Director

Carl Gedeon              48        Director

Each of the above officers and directors shall hold office until the next annual meeting of the Company's shareholders and until a successor is elected and qualified.

ROGER FINDLAY is a co-founder and has been Chairman of the Board of Directors of the Company since its inception in June 1990. In March 1999, Mr. Findlay was appointed President of the Company. Since 1989, Mr. Findlay has also been co-founder of Technology Services, Inc., a software support company for medical offices and commercial accounts. Since 1986, he has also been founder and President of Northern New Jersey Medical Management, a general partner of a diagnostic imaging center. From 1986 to 1989, Mr. Findlay was President of Advacare, Inc., a practice management and physician billing company. He was co-founder and President of Effective Management Services, Inc., from 1984 to 1986, which provided facilities management and custom programming for hospitals, universities and physician groups. Mr. Findlay, from 1984 to 1986, was also co-founder and President of Medical Accounts Management Services, a software development company. From 1984 to 1986, Mr. Findlay was chief operating officer of NMR of America, Inc., a publicly traded company engaged in operating MRI sites. Mr. Findlay, from 1972 to 1986, was President and co-owner of Medical Billing Services, Inc.

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

      Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 1998, the Company believes all reports required to be filed by Section 16(a) were filed on a timely basis.

Item 10. Executive Compensation

      The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 1998 (referred to as "1998" in this table), the year ended December 31, 1997 (referred to as "1997" in this table) and the year ended December 31, 1996 (referred to as "1996" in this table) paid to the Company's Chief Executive Officer. There were no other executive officer's or other persons whose compensation at the end of the above 1998, 1997 and 1996 years whose total compensation exceeded $100,000 per annum. Roger Findlay was appointed President of the Company in March, 1999. Dominic Gugliemi served as the Company's President from August 1998 to March 1999.

                                                       Restricted                   All Other
Name and Principal                                        Stock                      Compen-
Position             Year        Salary      Bonus       Awards     Options/SARs    sation(1)
--------             ----        ------      -----       ------     ------------    ---------
Roger Findlay        1998       $118,215                                             $5,550
Chairman of the      1997       $ 38,462                                             $6,480
Board of Directors   1996       $111,538                                             $5,916

Dominic Gugliemi     1998       $ 20,959                                             $1,500
President            1997       $ 48,769                                             $2,700
                     1996

----------

(1) Includes the cost of the use of automobiles leased by the Company, the cost of benefits, including premiums for life insurance and any other personal benefits provided by the Company to such persons in connection with the Company's business and directors fees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of March 25, 1999 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of Common Stock of the Company, each officer and director of the Company and all officers and directors as a group. The table does not include securities exercisable into common stock that have not yet vested or are not exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each such person or entity is 1719 Route 10, Suite 117, Parsippany, New Jersey 07054.

Name and Address              Number of Shares               Percentage of
Of Beneficial Owner           Beneficially Owned(1)          Common Stock
-------------------           ---------------------          ------------

Roger Findlay                    118,048                            6.7%

Jan Goldberg                     118,046                            6.7%

Gregory Maccia                   118,046                            6.7%

Fred Mancinelli                      -0-                            0.0%

Carl Gideon                          -0-                            0.0%

All officers and directors       354,140                           20.1%
as a group (5 persons)

----------
(1) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Item 12. Certain Relationships and Related Transactions

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

Item 13. Exhibits, Lists and Reports on Form 8- K

(a) Exhibits

      27    Financial Data Schedule

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MODERN MEDICAL MODALITIES CORPORATION


                              By: /s/ ROGER FINDLAY
                                  ---------------------------------
                                  Roger Findlay, President and
                                  Chairman of the Board

      In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

       Signature        Title                                     Date
       ---------        -----                                     ----


/s/ Roger Findlay       President and Chairman of the Board       March 31, 1999
-------------------
Roger Findlay


/s/ Jan Goldberg        Vice President, Principal                 March 31, 1999
-------------------       Accounting Officer, Treasurer
Jan Goldberg              and Director


/s/ Gregory Maccia      Vice President, Secretary                 March 31, 1999
-------------------       and Director
Gregory Maccia


/s/ Fred Mancinelli     Director                                  March 31, 1999
-------------------
Fred Mancinelli


/s/ Carl Gedeon         Director                                  March 31, 1999
-------------------
Carl Gedeon

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Modern Medical Modalities Corporation

We have audited the accompanying consolidated Balance Sheets of Modern Medical Modalities Corporation and Subsidiaries as at December 31, 1998, and 1997, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the three years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Medical Modalities Corporation and Subsidiaries as at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vincent J. Batyr & Co.
Certified Public Accountants

Tarrytown, NY
March 10, 1999

                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                                -------------------------
                                                                   1998           1997
                                                                -----------   -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                   $    56,313   $   119,217
    Restricted cash for line of credit repayment                    600,000       600,000
    Accounts receivable (less contractual allowances of
         $ 2,447,579 and $ 2,475,004, respectively)               2,816,356     4,919,714
    Account receivable - joint venture                              585,607       254,696
    Current portion of note receivable
         from affiliate                                             141,667       972,650
    Current portion of note receivable                               46,590        46,590
    Loan receivable - affiliates                                    128,750       121,250
    Due from officers                                               126,368        94,343
    Due from affiliates                                              77,600            --
    Other receivables                                                82,014        47,554
    Prepaid expenses                                                 11,023        44,999
                                                                -----------   -----------
         Total current assets                                     4,672,288     7,221,013
                                                                -----------   -----------

Other assets:
    Furniture, fixtures, equipment and leasehold improvements
         (net of accumulated depreciation and amortization
         of $5,742,206 and $ 6,134,831, respectively)             6,703,426     9,445,204
    Note receivable, net of current portion                         113,736       113,736
    Goodwill (net of accumulated amortization of $189,223)               --     1,229,990
    Organization costs (net of accumulated amortization
         of $ 25,901 and $ 16,601, respectively)                     71,797        81,097
    Investment in joint venture                                     290,998       259,483
    Investment in and advances to
         unconsolidated affiliate                                        --       567,737
    Deposits                                                         40,446       151,901
    Deferred tax asset                                              484,718            --
    Other long term assets                                            6,381            --
                                                                -----------   -----------
         Total other assets                                       7,711,502    11,849,148
                                                                -----------   -----------
                                                                $12,383,790   $19,070,161
                                                                ===========   ===========

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                      December 31,
                                                                               ----------------------------
                                                                                  1998             1997
                                                                               ------------    ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                                             $    595,552    $    599,750
    Accounts payable                                                              1,892,755       1,463,096
    Accrued expenses                                                              1,029,677         556,862
    Loan payable - joint venturer                                                    71,942         110,467
    Loans payable - affiliates                                                      202,000         202,000
    Current portion of long term debt                                             2,789,678       3,115,461
    Due to affiliate                                                                 49,466          23,594
    Due to related party                                                              4,389              --
    Deferred income taxes                                                                --         155,133
                                                                               ------------    ------------
       Total current liabilities                                                  6,635,459       6,226,363
                                                                               ------------    ------------

Other liabilites:
    Long-term debt, net of current portion                                        3,034,863       6,920,849
    Deferred income taxes                                                                --       1,054,552
    Due to joint venturer                                                           218,717         217,787
                                                                               ------------    ------------
       Total other liabilities                                                    3,253,580       8,193,188
                                                                               ------------    ------------

       Total liabilities                                                          9,889,039      14,419,551
                                                                               ------------    ------------

Minority interest                                                                   187,489         140,825

Stockholders' equity:
    Common stock, $0.0001 par value,
       Authorized - 5,000,000 shares
       Issued and outstanding - 3,518,292 and 3,168,292 shares, respectively            317             317
    Additional paid-in capital                                                    3,866,389       3,866,389
    Retained earnings (deficit)                                                  (1,559,444)        643,079
                                                                               ------------    ------------
       Total stockholders' equity                                                 2,307,262       4,509,785
                                                                               ============    ============
                                                                               $ 12,383,790    $ 19,070,161
                                                                               ============    ============

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              December 31,
                                               --------------------------------------------
                                                   1998            1997            1996
                                               ------------    ------------    ------------
Operating income:
    Net revenue from services                  $  6,414,945    $ 10,103,869    $ 12,074,914
                                               ------------    ------------    ------------
Total operating income                            6,414,945      10,103,869      12,074,914
                                               ------------    ------------    ------------

Operating expenses:
    Selling, general and administrative           6,628,492       6,989,141       8,043,674
    Bad debts                                        23,750          29,793          67,582
    Depreciation and amortization                 1,544,401       1,788,503       1,761,294
                                               ------------    ------------    ------------
Total operating expenses                          8,196,643       8,807,437       9,872,550
                                               ------------    ------------    ------------

Income (loss) from operations                    (1,781,698)      1,296,432       2,202,364
                                               ------------    ------------    ------------

Other income (expenses):
    Interest income                                  57,218         135,497          37,909
    Interest expense                               (849,998)     (1,218,356)     (1,344,649)
    Miscellaneous income                            110,567              --              --
    Income from joint ventures                      151,601         217,909         104,147
    Income (loss) from minority owned                                                    --
      subsidiary                                         --          (8,981)             --
    Loss on sale of property assets                      --         (26,702)             --
    Gain (loss) on sale of subsidiary
      net of income tax benefit of $319,326        (423,293)        252,076         319,326
    Gain (loss) on sale of subsidiary
      net of income taxes of $12,974                 17,197         (36,907)             --
    Loss on disposal of subsidiary
      net of income tax benefit of $72,268          (95,796)             --          72,268
    Restructuring of note receivable
      net of income tax benefit of $321,490        (426,160)             --         321,490
                                               ------------    ------------    ------------
Total other income (expense)                     (1,458,664)       (685,464)       (489,509)
                                               ------------    ------------    ------------

Income (loss) from continuing operations
    before income taxes and
    minority interest                            (3,240,362)        610,968       1,712,855

Provision for income taxes                         (994,293)        277,990         455,320
                                               ------------    ------------    ------------

Income (loss) from continuing operations
    before minority interest                     (2,246,069)        332,978       1,257,535

Minority interest                                    43,546        (144,424)       (294,625)
                                               ------------    ------------    ------------
Net income (loss) from continuing operations     (2,202,523)        188,554         962,910

Income (loss) from discontinued
    operations, net of income tax effect
    of $ - , $53,233, and $ - , respectively             --         (63,762)             --
                                               ------------    ------------    ------------

Net income (loss)                              $ (2,202,523)   $    124,792    $    962,910
                                               ============    ============    ============

Basic earnings per share
    Net income (loss)                          $      (0.67)   $       0.06    $       0.30
                                               ============    ============    ============
Number of shares outstanding:
    Basic                                         3,285,278       3,168,292       3,168,292
                                               ============    ============    ============

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                                         For the Year Ended
                                                                                            December 31,
                                                                              -----------------------------------------
                                                                                  1998          1997           1998
                                                                              -----------    -----------    -----------
Cash flows from operating activities
    Net income (loss)                                                         $(2,202,523)   $   509,987    $   509,987
                                                                              -----------    -----------    -----------
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                          1,544,401      1,301,331      1,301,331
         Contractual allowances                                                    27,425        376,664        376,664
         Bad debts                                                                 23,750         21,930         21,930
         Income from an unconsolidated joint venture                             (151,601)      (163,699)      (163,699)
         Minority interest                                                        (43,546)        51,763         51,763
         Deferred income taxes                                                 (1,694,403)       419,000        419,000
          Loss on sale of subsidiary                                              742,619             --             --
          Gain on sale of subsidiary                                              (30,171)
          Loss on disposal of subsidiary                                          168,064             --             --
          Restructuring of note receivable                                        747,650             --             --
         Income from unconsolidated affiliate                                          --          8,981          8,981
         Loss on sale of property assets                                               --         26,702         26,702
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
         Accounts receivable                                                    2,103,358       (995,554)      (995,554)
         Accounts receivable - joint venturer                                    (330,911)      (303,775)      (303,775)
         Other receivable                                                         (34,460)        71,599         71,599
         Due from affiliate                                                       (77,600)            --             --
         Due from officers                                                        (32,025)       (84,221)       (84,221)
         Prepaid expenses                                                          33,976         43,547         43,547
         Deposits                                                                 111,455        (25,896)       (25,896)
         Distributions from a joint venture                                            --        330,966        330,966
         Due to affiliate                                                          25,872        (45,890)       (45,890)
         Accounts payable                                                         429,660       (194,555)      (194,555)
         Accrued expenses                                                         472,815         57,443         57,443
         Advances to unconsolidated affiliate                                          --       (239,055)      (239,055)
                                                                              -----------    -----------    -----------
    Total adjustments                                                           4,036,328        657,281        657,281
                                                                              -----------    -----------    -----------
Net cash provided (used) by operating activities                                1,833,805      1,167,268      1,167,268
                                                                              -----------    -----------    -----------
Cash flow from investing activities:
         Organization costs                                                            --        (60,840)       (60,840)
         Fixed asset acquisitions                                              (1,367,360)    (1,605,311)    (1,605,311)
         Fixed assed dispositions                                               2,492,764             --             --
         Proceeds from loan receivable - affiliate                                 (7,500)       125,000        125,000
         Proceeds from note receivable                                             72,222
         Issuance of note receivable                                                   --       (160,326)      (160,326)
         Investment in joint venture                                              (31,515)            --             --
         Note receivable - affiliate                                                   --         18,350         18,350
         Increase in minority interest                                            (46,664)            --             --
                                                                              -----------    -----------    -----------
Net cash provided (used) by investing activities                                1,111,947     (1,683,127)    (1,683,127)
Cash flow from financing activities:
         Reduction of goodwill                                                  1,419,213             --             --
         Proceeds from issuance of long-term debt                                      --      2,039,632      2,039,632
         Payments on affiliates advances                                               --       (156,505)      (156,505)
         Cash overdraft                                                                --          3,088          3,088
         Joint venture advances                                                        --         10,000         10,000
         Loan payable - joint venturer                                            (37,595)
         Disposal of long term debt                                            (3,717,089)            --             --
         Principal payments on long-term debt                                    (673,185)    (1,220,119)    (1,220,119)
                                                                              -----------    -----------    -----------
Net cash provided (used) by financing activities                               (3,008,656)       676,096        676,096
                                                                              -----------    -----------    -----------
Net increase in cash and equivalents                                              (62,904)       160,237        160,237
Cash and equivalents, begining of year                                            719,217         42,421         42,421
                                                                              ===========    ===========    ===========
Cash and equivalents, end of year                                             $   656,313    $   202,658    $   202,658
                                                                              ===========    ===========    ===========

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                                          Shares        Stock        Capital        Earnings        Total
                                       -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1995             3,168,292           317   $ 4,086,413    $   240,806    $ 4,327,536

Write-down of assets relating
   to the disposal of
   Prime Contracting Corp.                      --            --      (358,000)            --       (358,000)

Adjustment in connection with
   the sale of 65% of Empire
   State Imaging Associates, Inc.               --            --       137,976         27,655        165,631

Net income for the year ended
   December 31, 1996                            --            --            --        249,826        249,826
                                       -----------   -----------   -----------    -----------    -----------

Balance at December 31, 1996             3,168,292           317     3,866,389        518,287      4,384,993

Net income for the year ended
   December 31, 1997                            --            --            --        124,792        124,792
                                       -----------   -----------   -----------    -----------    -----------

Balance at December 31, 1997             3,168,292           317     3,866,389        643,079      4,509,785

Issuance of common stock in
   connection with Benson Shore
   Capital, LLC consulting agreement       350,000            --            --             --             --

Net income for the year ended
   December 31, 1998                            --            --            --     (2,202,523)    (2,202,523)
                                       -----------   -----------   -----------    -----------    -----------

Balance at December 31, 1998             3,518,292           317   $ 3,866,389    $(1,559,444)   $ 2,307,262
                                       ===========   ===========   ===========    ===========    ===========

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLCIES.

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

      (b)   Basis of Presentation:

            The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing and Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., Medi-Corp., USA, South Jersey Medical Equipment Leasing Corp., Amherst Medical Equipment Leasing Corp., Open MRI of Morristown, Inc., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corporation, its majority owned subsidiary, Sylvania Diagnostics L.P., (in which the Company had a 50.2% interest until June 30, 1998, see Note 3), and Metairie Medical Equipment Leasing Corp., a 100% owned subsidiary which was incorporated in June 1997, and its majority owned joint ventures, Plainfield MRI Associates, Joint Venture, MRI Imaging Center at PBI, Open MRI of Morristown, Joint Venture and Doctors Imaging Associates, Joint Venture. The Company has an 84%, 75%, 72% and 50% interest, respectively, in the joint ventures, by contract manages the joint ventures, is the managing joint venture and has unilateral control. Investment in an unconsolidated minority-owned subsidiary, Empire State Imaging Associates, Inc., which was sold on June 30, 1998, in which the Company had a 35% interest and significant influence, was accounted for under the equity method. The Company sold 70% of its 72% owned subsidiary, Open MRI of Morristown, on September 30, 1998. Investment in an unconsolidated joint venture, Union Imaging Associates, Joint Venture in which the Company has a 10% interest and significant influence, is accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in the consolidation.


                                      F-7
 See Independent Auditors' Report and Notes to Consolidated Financial Statments

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

      (d) The physicians with which the Company contracts, operate under various payment systems with third-party payers. A substantial portion of the Company's revenues are attributable to payments made by government-sponsored health care programs and other third party payers. The Company receives these payments either directly, in the case of imaging center revenues relating to reimbursable direct patient billings, or indirectly, in the case of technical fee-for-service payments made by hospitals. Any change in reimbursement regulations, or the enactment of legislation, which would have the effect of placing material limitations on the amount of reimbursement for imaging services could adversely affect the operations of the Company. In addition, health care reimbursement programs are not uniformly prompt in making required payments. Extensive payment delays are not uncommon, and the Company's financial resources could be strained while awaiting payment.

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


                                      F-8
 See Independent Auditors' Report and Notes to Consolidated Financial Statments

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

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

      (m)   Reclassification:

            Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.


                                      F-9
 See Independent Auditors' Report and Notes to Consolidated Financial Statments

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

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

NOTE 2 - GOING CONCERN.

            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $1,963,171 as of December 31, 1998, and has sustained continued losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern.

            The Company has begun implementation of a restructuring plan for its subsidiaries and believes this plan will make the Company profitable in future periods. This plan includes increasing marketing personnel to increase patient service revenue, as well as a reduction of administrative personnel. Duties of those employees whose jobs were eliminated were reassigned to existing employees.

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS

            In October 1995, the Company entered into a joint venture ("Open MRI of Morristown, Joint Venture") agreement with RMC Consulting, Inc. and two individuals to develop a MRI facility located in Morristown, New Jersey. In December 1995, OpenMRI of Morristown, Inc. ("OpenMRI"), a wholly-owned subsidiary of the Company, was assigned the Company's interest in the joint venture. OpenMRI accepted delivery of a new magnetic resonance imaging machine and opened in February 1996. The Company had a 72% interest in the profit, obligations and liabilities under the joint venture agreement until September 30, 1998.

            On May 7, 1998 the Company entered into an agreement to sell 70% of its 72% ownership of Open MRI of Morristown, Joint Venture ("Open MRI") for $300,000. The terms required $100,000 payable at signing, and monthly payments in the amount of $50,000 on May 1, June 1, July 1 and August 1, 1998. The Company retained the option to repurchase from the buyers, ADS Investment Corp. and Oak Knoll Management Corporation (related party), the 70% interest upon payment of $50,000 plus all prior payments and any additional costs incurred by the buyers. The option expired on August 31, 1998.


                                      F-10
 See Independent Auditors' Report and Notes to Consolidated Financial Statments

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS (Continued)

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

            On September 30, 1998 the Company effectively sold 70% of its interest in Open MRI for $300,000 and the purchaser's agreement to provide the Company's creditor, DVI Business Credit, personal guaranties of the principals of purchaser in an amount not to exceed $150,000. The Company recorded a gain on this transaction in the amount of $17,197, net of income taxes in the amount of $12,974. The Company has retained a 2% ownership interest in Open MRI.

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

            The Agreement was modified in 1996 to extend the note payments of $600,000 to October 1997 and $400,000 to April 1998. Additionally, the modified agreement required the Company to charge $358,000 of receivables from Prime to additional paid-in capital in 1996 as an adjustment to the sale price. On March 3, 1998, the agreement was restructured, resulting in a loss in the amount of $426,160, net of income tax benefit in the amount of $321,490 (see Note 4).


                                      F-11
 See Independent Auditors' Report and Notes to Consolidated Financial Statments

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS. (Continued)

            On December 27, 1996, the Company entered into a stock purchase agreement with a related party to sell 65% of the capital stock of Empire State Imaging Associates, Inc. ("Empire") for $250,000, payable as follows: $25,000 at the closing and nine equal monthly installments of $25,000 plus interest at prime plus one percent. The Company has recorded an increase of $165,631 to stockholders' equity which represents the excess of the sale price over the net assets of Empire. At December 31, 1997 and 1996, the Company's investment in Empire is $61,354 and $60,321, respectively, and the Company had advances receivable from Empire of $506,383 and $246,640. On June 30, 1998, the Company and its affiliate sold all the outstanding stock of Empire to MID Rockland Imaging Partners, Inc., an unrelated party, for the principal sum of $2,500,000. The Company recorded a loss on this transaction in the amount of $423,293 net of income tax benefit in the amount of $319,326.

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

            As a result of this acquisition, the Company recorded the difference between the acquisition price of one dollar and the allocated percentage of the cumulative deficit as goodwill and the cumulative allocated losses in excess of basis of the limited partners of Sylvania as an intangible asset as of July 1, 1996, the date of acquisition. All subsequent losses are allocated to the Company with future income first applied to the losses and the remainder against the intangible asset until it is fully recovered. The Company also entered into an agreement with DVI which provides for $135,000 of working capital advances which are only to be used for operating Sylvania. If the Company determines that operating Sylvania is not profitable, DVI will purchase either Sylvania or OME for one dollar. In August 1996, Sylvania entered into an agreement with DVI to refinance equipment and related leasehold improvements in the aggregate amount of $2,127,366. The amount was payable in 64 monthly installments commencing in March 1997 of $20,000 for the first four months and $44,968 over the remaining 60 months. The Company is indemnified for all prior liabilities and obligations of the limited partnership by DVI, an equipment finance company who is the lessor of Sylvania's medical equipment. On June 30, 1998, the Company exercised its option and sold Sylvania back to DVI for one dollar. As a result of this disposition, the Company recorded a loss in the amount of $95,796 net of income tax benefit in the amount of $72,268.

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


                                      F-12
 See Independent Auditors' Report and Notes to Consolidated Financial Statments

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS. (Continued)

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

            In June of 1997, Metaire Medical Equipment Leasing was incorporated in the state of New Jersey, as a 100% owned subsidiary of the Company. In October of 1997, Metaire Medical Equipment Leasing Corporation was registered as a Corporation doing business in the State of Louisiana. On April 15, 1998 Open MRI & Imaging Center of Metairie, LLC ("LLC") was organized in the state of Louisiana. Under terms of the venture agreement, the Company, through its 100% owned corporation, owns 85% of the LLC.

      In October 1997, the Company entered into a contract for the sale of all leasehold rights, medical equipment, and the assumption of certain liabilities of Somerset Medical Equipment Leasing Corporation, resulting in a loss of $36,907.

NOTE 4 - RESTRUCTURING OF NOTE RECEIVABLE

      On March 3, 1998 the Company restructured the promissory note receivable for the sale of Prime Contracting Corp. to a related party as follows: $ 200,000 in cash payable over 36 months, plus interest calculated at prime plus 1% and a 36 month option to purchase 250,000 shares of the related party stock at $ 0.05. The Company recorded a loss from note receivable restructuring in the amount of $426,160, net of income tax benefit in the amount of $321,490.

NOTE 5 - FURNITURE, FIXTURES, EQUIPMENT AND LEASHOLD IMPROVEMENTS.

            Furniture, fixtures, equipment and leasehold improvements consist of the following:

                                                           December 31,
                                                   -----------------------------
                                                       1998              1997
                                                   -----------       -----------
Medical Equipment                                  $11,459,664       $14,083,189
Building                                               310,860           358,066
Furniture and Fixtures                                  65,830            67,139
Automobiles                                             22,860            22,860
Leasehold improvements                                 586,418         1,048,780
                                                   -----------       -----------
                                                    12,445,632        15,580,034
Less:  Accumulated Depreciation
              and Amortization                       5,742,206         6,134,831
                                                   -----------       -----------

                                                     6,703,426         9,445,203
                                                   ===========       ===========


                                      F-13
 See Independent Auditors' Report and Notes to Consolidated Financial Statments

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 6 - INVESTMENT IN JOINT VENTURE.

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

                                 Total       Long-Term      Total        Total
                                 Assets         Debt     Liabilities    Capital
                               -----------   ----------  -----------  ----------
       December 31, 1998       $4,485,673    $1,271,846  $1,741,863   $2,743,810
       December 31, 1997        5,538,114     1,354,524   3,116,550      342,721
       December 31, 1996        4,339,575     1,938,137   3,637,025      702,550

                                                                         10%
                                               Gross                 Allocations
                                             Revenues    Net Income   of Income
                                             ----------  ----------  ----------
       December 31, 1998                     $4,141,948  $1,492,754   $149,275
       December 31, 1997                      5,603,802   2,078,843    207,884
       December 31, 1996                      4,417,540   1,041,469    104,147

NOTE 7 - LINE OF CREDIT.

            In April 1995, the Company secured a line of credit with Summit Bank for $600,000 at the bank's prime rate for commercial borrowers. As of December 31, 1998 and 1997, the amount of the liability under the line of credit was $595,552 and $599,750, respectively. The line of credit is secured by a certificate of deposit in the amount of $600,000.

NOTE 8 - LONG-TERM DEBT.

      Long-term debt consists of the following:

                                                            December 31,
                                                   -----------------------------
                                                       1998              1997
                                                   -----------       -----------
Capitalized lease obligations (a)                  $ 4,758,725       $ 8,691,572
Accounts receivable financing (b)                    1,065,815           926,363
Other (c)                                                   --           418,375
                                                   -----------       -----------
                                                     5,824,540        10,036,310

Current portion                                      2,788,475         3,115,461
                                                   -----------       -----------
Total long-term debt                               $ 3,036,053       $ 6,920,849
                                                   ===========       ===========

      (a)   Capitalized Lease Obligations:

            The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment.


                                      F-14
 See Independent Auditors' Report and Notes to Consolidated Financial Statments

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 8 - LONG-TERM DEBT (Continued).

      (b)   Accounts Receivable Financing:

            The Company entered into two separate agreements with DVI to finance up to $1,500,000 of the accounts receivable balances from two of the Company's subsidiaries and one of its joint ventures and $1,500,000 of the accounts receivable balance from the Company's unconsolidated joint venture. The agreements extend to March and June 1998, respectively, with consecutive one year renewal terms. The agreements are non-cancelable, except in the event of default by the Company. At December 31, 1997, the amounts financed under these agreements totaled $1,065,815 and $926,363, respectively. The Company has guaranteed the $1,500,000 financing line of credit of the unconsolidated joint venture. The unconsolidated joint venture has loaned the Company $110,467 from the proceeds of this line of credit. At December 31, 1997, the Company is not in compliance with the terms of the loan agreement. Management is presently negotiating with DVI to bring the Company into compliance.

      (c)   Other:

            Sylvania Diagnostics limited partnership at December 31, 1997 was obligated for notes payable incurred prior to the Company's acquiring its 50.2% interest. The Company has an agreement in which DVI indemnifies the Company for these notes as well as all other pre-acquisition debts of Sylvania Diagnostics. The Company sold it interest in Sylvania to DVI on June 30, 1998. The notes payable at December 31, 1997 were as follows:

                                                                December 31,
                                                           ---------------------
                                                              1998        1997
                                                           ----------  ---------
       (i)  Note payable to a bank which was due on
       March 14, 1995.  The bank has not called the
       note and is negotiating with the Company,
       Sylvania, and DVI to schedule repayment terms.
       The note bears interest at 2.5% over prime.  The
       note is collateralized by substantially all of
       the assets of Sylvania.                             $      --   $ 249,500
       -------------------------------------------------------------------------
       (ii) Note payable to a professional corporation
       in equal monthly installments of $5,000 including
       interest at 9.4% through July 2000.                        --     130,939
       -------------------------------------------------------------------------
       (iii) Installment note payable to a bank in equal
       monthly installments of $1,302 including interest
       at 2% over prime through August 2000 and a final
       payment in September 2000 of the remaining balance.        --      37,936
       -------------------------------------------------------------------------
                                                           $      --   $ 418,375
                                                           ==========  =========


                                      F-15
 See Independent Auditors' Report and Notes to Consolidated Financial Statments

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 8 - LONG TERM DEBT. (Continued)

      (c)   Other (Continued):

            The future principal payments for long-term debt are as follows :

                                                            December 31,
                                                 -------------------------------
                                                     1998                1997
                                                 -----------         -----------
                     1998                        $        --         $ 3,115,461
                     1999                          2,789,678           2,732,447
                     2000                            977,263           2,385,084
                     2001                          1,023,019           1,578,420
                     2002                            598,949             551,898
                     2003                            339,702                  --
                     2004                             95,930                  --
                                                 -----------         -----------
                                                   5,824,541          10,363,310

                    Less current portion           2,789,678           3,115,461
                                                 -----------         -----------

                    Non-current portion          $ 3,034,863         $ 7,247,849
                                                 ===========         ===========

NOTE 9 - STOCKHOLDERS' EQUITY

            In February 1994, the Company completed an initial public offering of its securities pursuant to the Securities Act of 1993 (as amended) from which it received proceeds of $1,986,181, net of commissions and expenses of the offering of $601,319. The offering included the sale of $17,500 units including the underwriters' overallotment of 67,500 units at a selling price of $5.00 per unit. Each unit consisted of one (1) share of the Company's $0.0001 par value common stock ("Common Stock"), one (1) Class A Redeemable Common Stock Purchase Warrant ("A Warrant") and one (1) Class B Redeemable Common Stock Purchase Warrant ("B Warrant). Each A Warrant entitles the holder to purchase one (1) share of Common Stock for a period, as extended, ending in August 1997 at a price of $6.50. Each B Warrant entitles the holder to purchase one (1) share of Common Stock for a period, as extended, ending in February 2000 at a price of $8.00.

            On September 18, 1998, the Company entered into a consulting agreement with Benson Shore Capital, LLC ("Consultant"), for a period of one year. The agreement required consultant to render assistance to the Company as follows: developing strategic initiatives and related industry partnerships, including providing assistance with respect to acquisitions, joint ventures, and strategic business alliances. The Company compensated consultant by issuing consultant 350,000 shares of its common stock.


                                      F-16
 See Independent Auditors' Report and Notes to Consolidated Financial Statments

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 10 - INCOME TAXES.

            The Company does not report income, for income tax reporting purposes, on the consolidated or acrual basis. Deferred income tax asset (liability) at December 31, 1998 and 1997 of $484,718 and $(1,209,685),
      respectively, represent temporary differences arising primarily from the recognition of income on the cash receipts and cash disbursements basis of accounting for income tax reporting purposes and 9% for state income tax purposes, which are expected to be realized in future years, thus, no valuation allowance has been provided.

            The Company has recorded income tax provision (credit) at December 31, 1998, 1997 and 1996 of $(1,694,403), $277,990, and $455,320,
      respectively. The Company has a net operating loss carry-forward for federal income tax purposes which are available to offset future taxable income through 2011.

            The following is a reconciliation for the U.S. federal statutory tax rate and the apparent tax rate:

                                                     1998       1997       1996
                                                     ----       ----       ----

       U.S. Federal statutory rate                   34.0%      34.0%      34.0%
       State taxes                                    6.0        6.0        6.0
       Goodwill amortization                          1.6        1.6
       Other                                          3.9        3.9        3.9
                                                     ----       ----       ----

       Apparent tax rate                             43.9%      45.5%      45.5%
                                                     ====       ====       ====

NOTE 11 - RELATED PARTY TRANSACTIONS.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES.

      (a)   Doctors Imaging Associates, Joint Venture:

            The joint venture which owns the minority 50% interest in the joint venture, has a contract to provide professional radiology services on a percentage basis to the joint venture. In addition, through a separate company with common ownership, the joint venturer also leases space to the joint venture.


                                      F-17
 See Independent Auditors' Report and Notes to Consolidated Financial Statments

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

      (b)   Muhlenberg Regional Medical Center:

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

      (c)   Services Support Agreements:

            One of the Company's majority-owned joint ventures, Doctors Imaging Associates, Joint Venture, signed two service support agreements with the equipment manufacturer. The agreements, which commenced January 1, 1993 and August 1, 1993, respectively, are for a period of forty-eight (48) months and provide for monthly maintenance charges of $11,640 and $4,667, respectively.

      (d)   Amherst Project:

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

      (d)   Year 2000 Readiness

            The Year 2000 readiness of the Company's customers and hardware and software offerings from the Company's suppliers, subcontractors and business partners may vary. The Year 2000 also presents a number of other risks and uncertainties that could affect the Company, including utilities failures, the lack of personnel skilled in the resolution of Year 2000 issues, and the nature of government responses to the issues, among others. While the Company continues to believe that the Year 2000 matters discussed above will not have a material impact on its business, financial condition or results of operations, it remains uncertain whether or to what extent the Company maybe affected.


                                      F-18
 See Independent Auditors' Report and Notes to Consolidated Financial Statments

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 13 - SUBSEQUENT EVENTS.

            In February, 1999, the Company entered into an agreement to sell lits 50% interest in Doctor's Imaging Associates, Joint Venture for $100,000. Since all terms of the agreement have not been satisfied, the sale has not been completed at this time.

            On March 11, 1999, the Company effectuated a one for two reverse stock split of the Company's issued and outstanding shares of common stock. The reverse stock split became effective on March 12, 1999. After the reverse stock split, the Company has 1,759,146 shares of common stock issued and outstanding and a total of 2,500,000 shares authorized for issuance.


                                      F-19
 See Independent Auditors' Report and Notes to Consolidated Financial Statments