Form 10KSB/A
period 1998-12-31
MODERN MEDICAL MODALITIES CORP
filed 1999-04-21
CIK 902635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                  -------------

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

Year 2000 Compliance:

Many computer systems and software products worldwide and throughout all industries will not function properly as the year 2000 approaches unless changed, due to a once-common programming standard that represents years using two-digits. This is the "Year 2000 problem" that has received considerable media coverage. The Year 2000 readiness of the Company's customers and hardware and software offerings from the Company's suppliers, subcontractors and business partners may vary. The Year 2000 also presents a number of other risks and uncertainities that could affect the Company, including utilities failures, lack of personnel skilled in the resolution of Year 2000 issues, and the nature of government responses to the issues, among others. While the Company continues to believe that the Year 2000 matters discussed above will not have a material impact on its business, financial condition or results of operations, it remains uncertain whether or to what extent the Company may be affected.

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

Item 13. Exhibits, Lists and Reports on Form 8- K

(a) Exhibits

      27    Financial Data Schedule

(b) Reports on Form 8-K

      No reports were filed on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MODERN MEDICAL MODALITIES CORPORATION


                              By: /s/ ROGER FINDLAY
                                  ---------------------------------
                                  Roger Findlay, President and
                                  Chairman of the Board

      In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

       Signature        Title                                     Date
       ---------        -----                                     ----


/s/ Roger Findlay       President and Chairman of the Board       April 21, 1999
-------------------
Roger Findlay


/s/ Jan Goldberg        Vice President, Principal                 April 21, 1999
-------------------       Accounting Officer, Treasurer
Jan Goldberg              and Director


/s/ Gregory Maccia      Vice President, Secretary                 April 21, 1999
-------------------       and Director
Gregory Maccia


/s/ Fred Mancinelli     Director                                  April 21, 1999
-------------------
Fred Mancinelli


/s/ Carl Gedeon         Director                                  April 21, 1999
-------------------
Carl Gedeon

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