Form 10-Q
period 1999-03-31
MODERN MEDICAL MODALITIES CORP
filed 1999-05-17
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

         For the transition period from ____________ to ________________

                         Commission file number 0-23416

                      MODERN MEDICAL MODALITIES CORPORATION
        (Exact name of Small Business Issuer as Specified in Its Charter)

NEW JERSEY                                                          22-3059258
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

1719 Route 10, Suite 117
PARSIPPANY, NEW JERSEY                                                   07054
(Address of principal executive offices)                            (Zip Code)

         (973) 538-9955 (Issuer's telephone number, including area code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

         The number of shares outstanding of the registrant's Common Stock, $.0002 Par Value, on May 13, 1999 was 1,895,271 shares.

         Transitional Small Business Disclosure Format (check one):

Yes |_|   No |X|

                      MODERN MEDICAL MODALITIES CORPORATION
                 MARCH 31, 1999 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.  Financial Statements                                                  2
Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                           13

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20
Item 6.  Exhibits and Reports on Form 8-K                                     20

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Modern Medical Modalities Corporation disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Independent Accountants' Review Report                                4
         Consolidated Balance Sheets as of March 31, 1999 and December
              31, 1998                                                         5
         Consolidated Statements of Operations
              for the three months ended  March 31, 1999 and 1998              7
         Consolidated Statements of Cash Flows
              for the three months ended March 31, 1999 and 1998               8
         Notes to Consolidated Financial Statements                         9-12

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
Modern Medical Modalities Corp.

We have reviewed the consolidated balance sheet of Modern Medical Modalities Corp. and Subsidiaries as at March 31, 1999, and the related consolidated statements of operations, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Modern Medical Modalities Corp. and Subsidiaries as at December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presently herein, and in our report dated March 10, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as at March 31, 1999 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Vincent J. Batyr & Co.
Tarrytown, NY
May 10, 1999

                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,     December 31,
                                                                      1999           1998
                                                                   -----------    -----------
                                                                   (Unaudited)
                                     ASSETS

Current assets:
      Cash and cash equivalents                                    $   159,269    $    56,313
      Restricted cash for line of credit repayment                     600,000        600,000
      Accounts receivable (less contractual allowances of
             $ 2,415,559 and $ 2,447,579, respectively)              2,554,069      2,816,356
      Account receivable - joint venture                                 9,704        585,607
      Current portion of note receivable
             from affiliate                                            119,445        141,667
      Current portion of note receivable                                46,590         46,590
      Loan receivable - affiliates                                     128,750        128,750
      Due from officers                                                126,368        126,368
      Due from affiliates                                               54,600         77,600
      Other receivables                                                 79,787         82,014
      Prepaid expenses                                                    --           11,023
                                                                   -----------    -----------

             Total current assets                                    3,878,582      4,672,288
                                                                   -----------    -----------

Other assets:
      Furniture, fixtures, equipment and leasehold improvements
             (net of accumulated depreciation and amortization
             of $4,294,836 and $ 5,742,206, respectively)            5,613,757      6,703,426
      Note receivable, net of current portion                          113,736        113,736
      Organization costs (net of accumulated amortization
             of $ 27,015 and $ 25,901, respectively)                    69,472         71,797
      Investment in joint venture                                      332,198        290,998
      Deposits                                                          25,619         40,446
      Deferred tax asset                                               479,678        484,718
      Other long term assets                                             6,381          6,381
                                                                   -----------    -----------

             Total other assets                                      6,640,841      7,711,502
                                                                   -----------    -----------

                                                                   $10,519,423    $12,383,790
                                                                   ===========    ===========

                                                           March 31,       December 31,
                                                             1999              1998
                                                          ------------     ------------
                                                          (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Line of credit                                      $    595,552     $    595,552
      Accounts payable                                       1,534,529        1,892,755
      Accrued expenses                                         558,420        1,029,677
      Loan payable - joint venturer                             71,942           71,942
      Loans payable - affiliates                                  --            202,000
      Current portion of long term debt                      2,194,073        2,789,678
      Due to affiliate                                          97,886           49,466
      Due to related party                                       4,389            4,389
                                                          ------------     ------------

             Total current liabilities                       5,056,791        6,635,459
                                                          ------------     ------------

Other liabilites:
      Long-term debt, net of current portion                 2,984,819        3,034,863
      Due to joint venturer                                       --            218,717
                                                          ------------     ------------

             Total other liabilities                         2,984,819        3,253,580
                                                          ------------     ------------

             Total liabilities                               8,041,610        9,889,039
                                                          ------------     ------------

Minority interest                                              163,808          187,489

Stockholders' equity:
      Common stock, $0.0002 par value,
             Authorized - 2,500,000 shares
             Issued and outstanding - 1,895,271 shares             379              317
      Additional paid-in capital                             3,866,389        3,866,389
      Retained earnings (deficit)                           (1,552,763)      (1,559,444)
                                                          ------------     ------------

             Total stockholders' equity                      2,314,005        2,307,262
                                                          ------------     ------------

                                                          $ 10,519,423     $ 12,383,790
                                                          ============     ============

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three Months Ended
                                                            March 31,
                                                     1999              1998
                                                  -----------       -----------
Operating income:
    Net revenue from services                     $   954,992       $ 1,796,680
                                                  -----------       -----------

Total operating income                                954,992         1,796,680
                                                  -----------       -----------

Operating expenses:
    Selling, general and administrative               665,971         1,973,091
    Bad debts                                            --               6,082
    Depreciation and amortization                     280,472           430,663
                                                  -----------       -----------
Total operating expenses                              946,443         2,409,836
                                                  -----------       -----------

Income (loss) from operations                           8,549          (613,156)
                                                  -----------       -----------

Other income (expenses):
    Interest income                                     5,467            24,518
    Interest expense                                 (165,015)         (223,704)
    Miscellaneous income                                 --              48,900
    Income from joint ventures                         39,039            50,873
    Gain (loss) on sale of subsidiary
      net of income taxes of $43,000                   57,000              --
    Restructuring of note receivable                     --            (747,650)
                                                  -----------       -----------

Total other income (expense)                          (63,509)         (847,063)
                                                  -----------       -----------

Income (loss) before income taxes
    and minority interest                             (54,960)       (1,460,219)

Provision for income taxes                            (37,960)         (664,400)
                                                  -----------       -----------

Income before minority interest                       (17,000)         (795,819)

Minority interest                                      23,681            78,262
                                                  -----------       -----------

Net income (loss)                                 $     6,681       $  (717,557)
                                                  ===========       ===========

Basic earnings per share
    Net income (loss)                                     Nil       $     (0.23)
                                                  ===========       ===========

Number of shares outstanding:
    Basic                                           1,895,271         3,168,292
                                                  -----------       -----------

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       For the Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                          1999          1998
                                                        ---------     ---------
Cash flows from operating activities
     Net income (loss)                                  $   6,681     $(717,557)
                                                        ---------     ---------
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                    280,472       430,663
         Contractual allowances                           (32,020)      (49,979)
         Bad debts                                           --           6,082
         Income from an unconsolidated joint venture      (39,039)      (50,873)
         Minority interest                                (23,681)       85,684
         Deferred income taxes                              5,040      (664,400)
Increase (decrease) in cash attributable to
     changes in operating assets and liabilities:
         Accounts receivable                              294,307       515,375
         Accounts receivable - joint venturer             575,903      (138,475)
         Other receivable                                   2,227       (14,433)
         Due from affiliate                                23,000       (32,500)
         Due from officers                                   --          94,343
         Prepaid expenses                                  11,023        17,359
         Deposits                                          14,827        (3,194)
         Distributions from a joint venture                  --          (1,381)
         Due to affiliate                                  48,420           496
         Accounts payable                                (358,216)       36,992
         Accrued expenses                                (471,257)      232,541
         Advances from joint ventures                    (218,717)         --
         Advances to unconsolidated affiliate                --         (35,209)
                                                        ---------     ---------
     Total adjustments                                    112,289       429,091
                                                        ---------     ---------
Net cash provided (used) by operating activities          118,970      (288,466)
                                                        ---------     ---------
Cash flow from investing activities:
         Fixed asset acquisitions                         (37,042)     (590,874)
         Fixed assed dispositions                         848,562          --
         Restructuring of note receivable                    --         772,650
         Proceeds from note receivable                     22,222
         Organization costs                                 1,211          --
         Investment in joint venture                      (41,200)         --
                                                        ---------     ---------
Net cash provided (used) by investing activities          793,753       181,776
Cash flow from financing activities:
         Proceeds from issuance of long-term debt            --         354,184
         Issuance of capital stock                             52          --
         Joint venture advances                              --          32,583
         Disposal of long term debt                      (443,417)         --
         Loans payable - affiliates                      (202,000)
         Principal payments on long-term debt            (164,402)     (211,693)
                                                        ---------     ---------
Net cash provided (used) by financing activities         (809,767)      175,074
                                                        ---------     ---------
Net increase in cash and equivalents                      102,956        68,384
Cash and equivalents, begining of year                    656,313       719,217
                                                        ---------     ---------

Cash and equivalents, end of year                       $ 759,269     $ 787,601
                                                        =========     =========

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION.

                  Modern Medical Modalities Corporation (the "Company") was incorporated in the State of New Jersey on December 6, 1989. The Company provides high technology medical equipment and management services to hospitals and physicians.

         The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing and Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., Medi-Corp., USA, South Jersey Medical Equipment Leasing Corp., Amherst Medical Equipment Leasing Corp., Open MRI of Morristown, Inc., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corporation, its majority owned subsidiaries, and Metairie Medical Equipment Leasing Corp., a 100% owned subsidiary which was incorporated in June 1997, and its majority owned joint ventures, Plainfield MRI Associates, Joint Venture, MRI Imaging Center at PBI, and Open MRI & Imaging Center of Metairie, LLC. The Company has an 84%, 75%, and 85% interest, respectively, in the joint ventures and by contract manages the joint ventures, in which it is the managing joint venturer and it has unilateral control. Investments in unconsolidated joint ventures, Union Imaging Associates, Joint Venture, and Open MRI of Morristown, Joint Venture, in which the Company has a 10% and 2%, interest, respectively, and significant influence, are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in the consolidation.

                  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-K for the year ended December 31, 1998.

                  The financial statements for the three month period ended March 31, 1999 and 1998 have not been audited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments and accruals, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as March 31, 1999 and the results of its operations for the three month periods ended March 31, 1999 and 1998 and statements of cash flows for the three month periods ended March 31, 1999 and 1998. The results for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                  The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Financial Statement filed on form 10-K for the year ended December 31, 1998, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein.

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

                  Certain items in the 1998 financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on the financial position, net income or stockholders' equity for the periods presented.

NOTE 2 - EARNINGS (LOSS) PER SHARE.

                  Earnings (loss) per share are computed by dividing net income
          (loss) by the weighted average number of common stock and common stock equivalent shares outstanding during each period.

                  Common stock and common stock equivalent shares outstanding include shares issued within one year of an initial public offering
          (IPO), at a price below the IPO price, as outstanding for all periods presented. Earnings per share - diluted for the three months ended March 31, 1999 is not presented in the consolidated statements of operations since it is not dilutive.

NOTE 3 - DISPOSAL OF SUBSIDIARY.

                  In January 1999, the Company sold its 50% interest in Doctors Imaging Associates, Joint Venture for $100,000. As a result of this disposition, the Company recorded a gain on sale of subsidiary in the amount of $100,000.

NOTE 4 - PROPERTY AND EQUIPMENT, NET.

                  Property and equipment, net, consisted of the following:

                                         March 31,            December 31,
                                           1999                   1998
                                     ------------------     -----------------
                                        (unaudited)
Medical equipment                           $9,074,999           $11,459,664
Buildings                                      310,860               310,860
Furniture and fixtures                          65,830                65,830
Automobiles                                     22,860                22,860
Leasehold improvements                         434,044               586,418
                                     ------------------     -----------------
                                             9,908,593            12,445,632

Less:  Accumulated depreciation
and amortization                             4,294,836             5,742,206
                                     ------------------     -----------------

                                           $ 5,613,757            $6,703,426
                                     ==================     =================

NOTE 5 - INVESTMENT IN AN UNCONSOLIDATED JOINT VENTURE.

                  Summarized (unaudited) financial information of the unconsolidated joint venture, Union Imaging Associates, Joint Venture, in which the Company has a 10% minority interest, is as follows:

                                 Total              Long-term              Total              Total
                                 Assets               Debt              Liabilities          Capital
March 31, 1999                  4,779,254              347,996           1,899,855            2,879,399
December 31, 1998               4,485,673            1,271,846           1,741,863            2,743,810

                                                                                    (10%)
                                               Gross              Net             Allocation
                                              Revenues           Income           Of Income
                                          ----------------     ------------     ---------------
For the three months ended
   March 31, 1999                             1,318,984           505,186            50,519
For the year ended
   December 31, 1998                          4,141,948         1,492,754           149,275

NOTE 6 - LINE OF CREDIT.

In April 1995, the Company secured a line of credit with Summit Bank of New Jersey for $600,000 at the bank's prime rate for commercial borrowers. As of March 31, 1999 the amount of the liability under the line of credit was $595,552. The line of credit is secured by a certificate of deposit in the amount of $600,000.

NOTE 7 - LONG-TERM DEBT.

                  Long-term debt consists of the following:

                                                     March 31,       December 31,
                                                       1999              1998
                                                    ----------        ----------
                                                    (unaudited)
Capitalized lease obligations                       $4,110,868        $4,758,726
Accounts receivable financing (a)                    1,068,024         1,065,815
                                                    ----------        ----------
                                                     5,178,892         5,824,541

 Current portion                                     2,194,073         2,789,678
                                                    ----------        ----------
 Total long-term debt                               $2,984,819        $3,034,863
                                                    ----------        ----------

         (a) Capital Lease Obligations:

                      The Company entered into certain leases for the rental of equipment, which been have recorded as capital leases for financial statement reporting purposes and are included in equipment.

         (a) Accounts Receivable Financing:

                      The Company entered into an agreement with DVI Business Credit to finance up to $2,000,000 of the accounts receivable balances from two of the Company's wholly-owned subsidiaries, a minority-owned subsidiary, and two of its majority-owned joint ventures. Advances would bear interest at the prime rate plus 4%. At March 31, 1999, the amount financed under this agreement totaled $638,177.

NOTE 8 - STOCKHOLDERS' EQUITY

                      On March 11, 1999, the Company effectuated a one for two reverse stock split of the Company's issued and outstanding shares of common stock. The reverse stock split became effective on March 12, 1999. After the reverse stock split, the Company has 1,759,146 shares of common stock issued and outstanding and a total of 2,500,000 shares authorized for issuance.

NOTE 9 - SUBSEQUENT EVENTS

                      On April 12, 1999 Benson Shore Capital, LLC, exercised its option to acquire 136,125 shares (adjusted for the one for two reverse stock split of the Company's common stock) at $.01 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE HEREIN. EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, CERTAIN STATEMENTS HEREIN ARE FORWARD-LOOKING STATEMENTS THAT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS TO DIFFER MATERIALLY FROM FORECASTED RESULTS. THOSE RISKS INCLUDE, AMONG OTHERS, THE RECEIPT AND TIMING OF FUTURE CUSTOMER ORDERS, PRICE PRESSURES AND OTHER COMPETITIVE FACTORS LEADING TO A DECREASE IN ANTICIPATED REVENUES AND GROSS PROFIT MARGINS.

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

In February 1997, the Company acquired a 25% interest from an affiliated party in Open MRI & Diagnostic Services of Toms River, Inc.

In March 1997, the Company entered into a contract for the sale of its stock in this entity. Under the terms of the sale, the purchasing party paid $75,000 in advance, $175,000 at closing and the balance of $750,000 is payable in monthly installments of $25,000 commencing in April 1998.

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

During the first quarter of 1999 the Company agreed to sell its fifty percent interest in Doctors Imaging Associates for $100,000, provided that the purchaser arranged to have Modern Medical Modalities Corporation removed as a debtor of the equipment at such site with DVI Financial Services, as well as certain other conditions. On May 12, 1999, the final conditions were met.

RESULTS OF OPERATIONS:

For the three months ended March 31,1999 ("1999 Period") as compared to the three months ended March 31,1998 ("1998 Period"):

Revenues for Modern Medical Modalities Corporation and subsidiaries aggregated $954,992 in the 1999 Period as compared to $1,796,680 in the 1998 Period. This decrease in revenues of approximately $1,250,000, is a direct result of the sale of various sites during the course of 1998 and the first quarter of 1999. These reductions were offset by approximately $150,000 of revenue for the New Orleans site that opened late in the first quarter of 1998 as well as increased patient service revenue at several of the Company's other sites.

Operating expenses for the 1999 Period were $946,443 as compared to $2,409,836 in the 1998 Period resulting in a decrease of approximately $1,400,000. This reduction in operating expenses was caused mostly by the sale of various centers of approximately $1,200,000 as well as corporate personnel reductions of approximately $100,000.

Interest Expense

Interest Expense decreased by $58,689 when comparing the 1999 Period to the 1998 Period. This decrease was attributable to the reduction in the outstanding balance of the DVI accounts receivable line of credit and the restructuring of the equipment financing agreements for the Passaic Beth Israel, South Jersey and South Plainfield sites.

Depreciation Expense

Depreciation expense decreased by $150,000 when comparing the 1999 Period to the 1998 Period. This reduction is directly attributable to the reduction in the number of sites the Company is operating in 1999.

Accounts Receivable

Accounts Receivable decreased by approximately $1,900,000 when comparing the 1999 Period to the 1998 Period. This decrease is directly attributable to the sale and disposal of the sites in Toledo (approximately $650,000), Bowie (approximately $300,000) Empire (approximately $500,000) and Corvas (approximately $250,000).

Debt

The reduction in the Company's debt when comparing the 1999 Period to the 1998 Period is directly related to the disposal and sale of Empire Imaging Associates, Ohio Medical Equipment Leasing Corporation, The MRI Center at Corvas and Doctors Imaging in Bowie Maryland.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has a working capital deficiency of $1,178,206 at March 31, 1999 as compared to a working capital deficiency of $1,963,000 at December 31, 1998.

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

In addition, for the year ended December 31, 1998, the Company reduced the outstanding accounts receivable working capital line of credit by approximately $635,000 ($1,302,000 to $667,000) and for the three months ended March 31, 1999 the outstanding balance has been further reduced to $601,463. The Company intends to continue to reduce the outstanding principal balance on this line of credit at a rate of 10% of the cash receipts of the applicable imaging centers.

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

The federal AEthics in Patient Referrals Law of 1989", often referred to as the "Stark Law", prohibited a physician with a "financial relationship" with an entity that furnishes clinical laboratory services (or a physician with an "immediate family member" with such a relationship) from making a referral to that entity for clinical laboratory services for which payment may be made under that entity for clinical laboratory services for which payment may be made under Medicare. It also prohibited that entity from billing Medicare, an individual, a third party payor, or other entity, for an item or service furnished pursuant to a prohibited referral. It required any entity that collects any amounts as a result of such a billing to refund those amounts. The law provided certain exceptions, namely, certain situations that would not constitute referrals, and certain situations that would not constitute a "financial relationship."

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

YEAR 2000 COMPLIANCE:

Many computer systems and software products worldwide and throughout all industries will not function properly as the year 2000 approaches unless changed, due to a once-common programming standard that represents years using two-digits. This is the "Year 2000 problem" that has received considerable media coverage. The Year 2000 readiness of the Company's customers and hardware and software offerings from the Company's suppliers, subcontractors and business partners may vary. The Year 2000 also presents a number of other risks and uncertainties that could affect the Company, including utilities failures, lack of personnel skilled in the resolution of Year 2000 issues, and the nature of government responses to the issues, among others. While the Company continues to believe that the Year 2000 matters discussed above will not have a material impact on its business, financial condition or results of operations, it remains uncertain whether or to what extent the Company may be affected.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 25, 1998, the Company was named in an arbitration proceeding brought by Stephen Findlay, former President of Prime Contracting, one of the Company?s former subsidiaries. Mr. Findlay alleges that he is due certain monies pursuant to his employment agreement with Prime Contracting, under which he was terminated. The Company believes it has meritorious defenses and intends to rigorously defend the arbitration.

Other than the above, the Company is not a party to any material legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)      Exhibits.

         27       Financial Data Schedule

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MODERN MEDICAL MODALITIES CORPORATION


Dated: May 14, 1999               By: /s/ ROGER FINDLAY
                                     -------------------------------------------
                                          Roger Findlay
                                          President and Chairman of the Board


                                  By: /s/ JAN GOLDBERG
                                     -------------------------------------------
                                          Jan Goldberg
                                          Vice President, Principal Accounting
                                          Officer, Treasurer and Director


                                  By: /s/ GREGORY MARCIA
                                     -------------------------------------------
                                          Gregory Marcia
                                          Vice President and Director

                                  EXHIBIT INDEX

27       Financial Data Schedule