Form 10QSB
period 1999-06-30
MODERN MEDICAL MODALITIES CORP
filed 1999-08-16
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

         For the transition period from ____________ to ________________

                         Commission file number 0-23416

                      MODERN MEDICAL MODALITIES CORPORATION
        (Exact name of Small Business Issuer as Specified in Its Charter)

New Jersey                                                            22-3059258
----------                                                            ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1719 Route 10, Suite 117
Parsippany, New Jersey                                                     07054
----------------------                                                     -----
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

         The number of shares outstanding of the registrant's Common Stock, $.0002 Par Value, on August 12, 1999 was 2,237,777 shares.

         Transitional Small Business Disclosure Format (check one):

Yes |_|   No |X|

                      MODERN MEDICAL MODALITIES CORPORATION
                  JUNE 30, 1999 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                     Page Number
Item 1.  Financial Statements ................................................ 3
Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................22
Item 4.  Submission of Matters to a Vote of Security Holders..................22
Item 6.  Exhibits and Reports on Form 8-K.....................................23

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Independent Accountants' Review Report...............................4
         Consolidated Balance Sheets as of June 30, 1999  and December
              31, 1998........................................................5
         Consolidated Income Statements for the six and
         three months ended  June 30, 1999 and 1998.......................... 7
         Consolidated Statements of Cash Flows
              for the six months ended June 30, 1999 and 1998.................8
         Notes to Consolidated Financial Statements........................9-13

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
Modern Medical Modalities Corp.

We have reviewed the consolidated balance sheet of Modern Medical Modalities Corp. and Subsidiaries as at June 30, 1999, and the related consolidated income statements, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Modern Medical Modalities Corp. and Subsidiaries as at December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presently herein, and in our report dated March 10, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as at June 30, 1999 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Vincent J. Batyr & Co.
Tarrytown, NY
August 6, 1999

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,         December 31,
                                                                         1999              1998
                                                                      -----------       -----------
                                                                      (Unaudited)
                                          ASSETS

Current assets:
      Cash and cash equivalents                                       $    41,934       $    56,313
      Restricted cash for line of credit repayment                        600,000           600,000
      Accounts receivable (less contractual allowances of
             $ 2,544,424 and $ 2,447,579, respectively)                 2,510,331         2,816,356
      Account receivable - joint venture                                    3,849           585,607
      Current portion of note receivable
             from affiliate                                               113,889           141,667
      Current portion of note receivable                                   46,590            46,590
      Loan receivable - affiliates                                        128,750           128,750
      Due from officers                                                   126,368           126,368
      Due from affiliates                                                  54,733            77,600
      Other receivables                                                    82,456            82,014
      Prepaid expenses                                                       --              11,023
                                                                      -----------       -----------
             Total current assets                                       3,708,900         4,672,288
                                                                      -----------       -----------

Other assets:
      Furniture, fixtures, equipment and leasehold improvements
             (net of accumulated depreciation and amortization
             of $4,565,769 and $ 5,742,206, respectively)               5,430,288         6,703,426
      Note receivable, net of current portion                             113,736           113,736
      Organization costs (net of accumulated amortization
             of $ 29,340 and $ 25,901, respectively)                       67,147            71,797
      Investment in joint venture                                         342,314           290,998
      Deposits                                                             25,530            40,446
      Deferred tax asset                                                  427,376           484,718
      Other long term assets                                                 --               6,381
                                                                      -----------       -----------
             Total other assets                                         6,406,391         7,711,502
                                                                      -----------       -----------
                                                                      $10,115,291       $12,383,790
                                                                      ===========       ===========

                    See Notes to Interim Financial Statements

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                               June 30,          December 31,
                                                                 1999                 1998
                                                             ------------        ------------
                                                             (Unaudited)
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Line of credit                                         $    595,552        $    595,552
      Accounts payable                                          1,258,325           1,892,755
      Accrued expenses                                            355,705           1,029,677
      Loan payable - joint venturer                                71,942              71,942
      Loans payable - affiliates                                     --               202,000
      Current portion of long term debt                         2,237,265           2,789,678
      Due to affiliate                                            291,229              49,466
      Due to related party                                          4,389               4,389
                                                             ------------        ------------
             Total current liabilities                          4,814,407           6,635,459
                                                             ------------        ------------

Other liabilites:
      Long-term debt, net of current portion                    2,817,655           3,034,863
      Due to joint venturer                                          --               218,717
                                                             ------------        ------------
             Total other liabilities                            2,817,655           3,253,580
                                                             ------------        ------------
             Total liabilities                                  7,632,062           9,889,039
                                                             ------------        ------------
Minority interest                                                 151,620             187,489

Stockholders' equity:
      Common stock, $0.0002 par value,
             Authorized - 2,500,000 shares
             Issued and outstanding - 1,895,271 shares                379                 317
      Additional paid-in capital                                3,866,389           3,866,389
      Retained earnings (deficit)                              (1,535,159)         (1,559,444)
                                                             ------------        ------------
             Total stockholders' equity                         2,331,609           2,307,262
                                                             ------------        ------------
                                                             $ 10,115,291        $ 12,383,790
                                                             ============        ============

                    See Notes to Interim Financial Statements

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                              For the Six Months Ended             For the Three Months Ended
                                                           ------------------------------        ------------------------------
                                                            June 30,           June 30,           June 30,           June 30,
                                                              1999               1998               1999               1998
                                                           -----------        -----------        -----------        -----------
Operating income:
    Net revenue from services                              $ 1,932,033        $ 4,019,879        $   977,041        $ 2,223,199
                                                           -----------        -----------        -----------        -----------

Total operating income                                       1,932,033          4,019,879            977,041          2,223,199
                                                           -----------        -----------        -----------        -----------

Operating expenses:
    Selling, general and administrative                      1,177,560          3,773,763            511,589          1,800,672
    Bad debts                                                     --               18,504               --               12,422
    Depreciation and amortization                              558,681            883,293            278,209            452,630
                                                           -----------        -----------        -----------        -----------
Total operating expenses                                     1,736,241          4,675,560            789,798          2,265,724
                                                           -----------        -----------        -----------        -----------

Income (loss) from operations                                  195,792           (655,681)           187,243            (42,525)
                                                           -----------        -----------        -----------        -----------

Other income (expenses):
    Interest income                                             19,135             40,117             13,668             15,599
    Interest expense                                          (321,144)          (623,251)          (156,129)          (399,547)
    Miscellaneous income                                          --               78,500               --               29,600
    Income from joint ventures                                  75,656            164,837             36,617            113,964
    Income from minority owned
    subsidiary                                                    --                 --                 --                 --
    Gain (loss) on sale of subsidiary, net of income
      taxes of $43,000 and $319,326, respectively               57,000           (423,293)              --             (423,293)
    Loss on disposal of subsidiary
       net of income taxes of $72,268                             --              (95,796)              --              (95,796)
    Restructuring of note receivable
       net of income taxes of $321,490                            --             (426,160)              --                 --
                                                           -----------        -----------        -----------        -----------

Total other income (expense)                                  (169,353)        (1,285,046)          (105,844)          (759,473)
                                                           -----------        -----------        -----------        -----------

Income (loss) before income taxes
    and minority interest                                       26,439         (1,940,727)            81,399           (801,998)

Provision for income taxes                                      14,342           (466,677)            52,302           (123,767)
                                                           -----------        -----------        -----------        -----------

Income before minority interest                                 12,097         (1,474,050)            29,097           (678,231)

Minority interest                                               12,188            (60,929)           (11,493)          (139,191)
                                                           -----------        -----------        -----------        -----------

Net income (loss)                                          $    24,285        $(1,534,979)       $    17,604        $  (817,422)
                                                           ===========        ===========        ===========        ===========

Basic earnings per share
    Net income (loss)                                      $      0.01        $     (0.48)       $      0.01        $     (0.26)
                                                           ===========        ===========        ===========        ===========

Number of weighted shares outstanding:
    Basic                                                    1,818,560          3,168,292          1,759,146          3,168,292
                                                           ===========        ===========        ===========        ===========

                    See Notes to Interim Financial Statements

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the Six Months Ended
                                                                      June 30,
                                                           ------------------------------
                                                              1999               1998
                                                           -----------        -----------
Cash flows from operating activities
     Net income (loss)                                     $    24,285        $(1,534,979)
                                                           -----------        -----------
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                         558,681            883,293
         Contractual allowances                                 96,845           (306,943)
         Bad debts                                                --               18,504
         Income from an unconsolidated joint venture           (75,656)          (164,837)
         Minority interest                                     (12,188)            60,929
         Deferred income taxes                                  57,342         (1,379,761)
          Loss on sale of subsidiary                            57,000            742,619
          Loss on disposal of subsidiary                          --              168,064
          Restructuring of note receivable                        --              747,650
         Income from unconsolidated affiliate                     --                 --
Increase (decrease) in cash attributable to
     changes in operating assets and liabilities:
         Accounts receivable                                   209,180          1,668,760
         Accounts receivable - joint venturer                  581,758           (220,445)
         Other receivable                                         (442)            47,554
         Due from affiliate                                     22,867            (75,600)
         Due from officers                                        --               94,343
         Due from related party                                   --              300,000
         Prepaid expenses                                       11,023             34,105
         Deposits                                               14,916             51,083
         Distributions from a joint venture                       --                 --
         Due to affiliate                                      241,763            (23,594)
         Due to related party                                     --             (100,000)
         Accounts payable                                     (634,430)           242,574
         Accrued expenses                                     (673,972)           262,265
         Advances from joint ventures                         (218,717)              --
         Advances to unconsolidated affiliate                     --                 --
                                                           -----------        -----------
     Total adjustments                                         235,970          3,050,563
                                                           -----------        -----------
Net cash provided (used) by operating activities               260,255          1,515,584
                                                           -----------        -----------
Cash flow from investing activities:
         Fixed asset acquisitions                             (124,506)          (723,941)
         Fixed assed dispositions                              848,562          1,539,665
         Proceeds from loan receivable - affiliate                --               (7,500)
         Restructuring of note receivable                         --                 --
         Proceeds from note receivable                          27,778             36,111
         Organization costs                                      1,211               --
         Investment in joint venture                           (51,316)           (82,547)
         Decrease in minority interest                                            (28,834)
                                                           -----------        -----------
Net cash provided (used) by investing activities               701,729            761,788
Cash flow from financing activities:
         Reduction of goodwill                                    --            1,419,213
         Proceeds from issuance of long-term debt               86,460               --
         Issuance of capital stock                                  62               --
         Joint venture advances                                   --                 --
         Disposal of long term debt                           (443,417)        (2,993,493)
         Loans payable - affiliates                           (202,000)              --
         Principal payments on long-term debt                 (417,468)          (656,509)
                                                           -----------        -----------
Net cash provided (used) by financing activities              (976,363)        (2,230,789)
                                                           -----------        -----------
Net increase in cash and equivalents                           (14,379)            46,583
Cash and equivalents, begining of year                         656,313            719,217
                                                           -----------        -----------
Cash and equivalents, end of year                          $   641,934        $   765,800
                                                           ===========        ===========

                    See Notes to Interim Financial Statements

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

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

                  The financial statements for the six month period ended June 30, 1999 and 1998 have not been audited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments and accruals, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as at June 30, 1999 and the results of its operations for the six month periods ended June 30, 1999 and 1998 and statements of cash flows for the six month periods ended June 30, 1999 and 1998. The results for the six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - EARNINGS (LOSS) PER SHARE.

                  Earnings (loss) per share are computed by dividing net income
          (loss) by the weighted average number of common stock and common stock equivalent shares outstanding during each period. Earnings per share - diluted for the six months ended June 30, 1999 is not presented in the consolidated statements of operations since it is not dilutive.

NOTE 3 - DISPOSAL OF SUBSIDIARY.

                  In January 1999, the Company sold its 50% interest in Doctors Imaging Associates, Joint Venture for $100,000. As a result of this disposition, the Company recorded a gain on sale of subsidiary in the amount of $57,000, net of income taxes in the amount of $43,000.

NOTE 4 - PROPERTY AND EQUIPMENT, NET.

                  Property and equipment, net, consisted of the following:

                                                   June 30,          December 31,
                                                    1999                1998
                                                 -----------         -----------
                                                 (unaudited)
Medical equipment                                $ 9,134,306         $11,459,664
Buildings                                            310,860             310,860
Furniture and fixtures                                65,830              65,830
Automobiles                                           51,017              22,860
Leasehold improvements                               434,044             586,418
                                                 -----------         -----------
                                                   9,996,057          12,445,632

Less:  Accumulated depreciation
and amortization                                   4,565,769           5,742,206
                                                 -----------         -----------



                                                 $ 5,430,288         $ 6,703,426
                                                 ===========         ===========

NOTE 5 - INVESTMENT IN AN UNCONSOLIDATED JOINT VENTURE.

                  Summarized (unaudited) financial information of the unconsolidated joint venture, Union Imaging Associates, Joint Venture, in which the Company has a 10% minority interest, is as follows:

                      Total          Long-term          Total            Total
                      Assets           Debt          Liabilities        Capital
June 30, 1999        4,655,407       1,241,912        1,799,406        2,856,001
December 31, 1998    4,485,673       1,271,846        1,741,863        2,743,810

                                                                      (10%)
                                   Gross             Net            Allocation
                                  Revenues          Income          Of Income
                              ---------------    -------------    --------------
For the six months ended
   June 30, 1999                   2,537,025          691,579            69,158
For the year ended
   December 31, 1998               4,141,948        1,492,754           149,275

NOTE 6 - LINE OF CREDIT.

         In April 1995, the Company secured a line of credit with Summit Bank of New Jersey for $600,000 at the bank's prime rate for commercial borrowers. As of June 30, 1999 the amount of the liability under the line of credit was $595,552. The line of credit is secured by a certificate of deposit in the amount of $600,000.

NOTE 7 - LONG-TERM DEBT.

                  Long-term debt consists of the following:

                                                     June 30,         December 31,
                                                       1999              1998
                                                    ----------        ----------
                                                    (unaudited)
Capitalized lease obligations                       $4,083,940        $4,758,726
Accounts receivable financing (a)                      970,980         1,065,815
                                                    ----------        ----------
                                                     5,054,920         5,824,541

 Current portion                                     2,237,265         2,789,678
                                                    ----------        ----------



 Long-term debt, net of current portion             $2,817,655        $3,034,863
                                                    ----------        ----------

         (a) Capital Lease Obligations:

                  The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment.

         (a) Accounts Receivable Financing:

                  The Company entered into an agreement with DVI Business Credit to finance up to $2,000,000 of the accounts receivable balances from two of the Company's wholly-owned subsidiaries, a minority-owned subsidiary, and two of its majority-owned joint ventures. Advances would bear interest at the prime rate plus 4%. At June 30, 1999, the amount financed under this agreement totaled $970,980.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         (a) Advisory Agreement

                  In January 1999, the Company entered into an advisory agreement with Allen Wolfson ("Advisor"), for a period of six months. The agreement will be automatically extended on an annual basis. The agreement can be terminated with at least thirty (30) days written notice prior to the end of the agreement. Advisor shall assist the Company in its effecting the purchase of businesses and assets relative to its business and growth strategy.

                  On July 19, 1999 the Company issued 330,000 shares of its common stock to Allen Wolfson, as compensation, as required by the advisor agreement.

                  In January 1999, the Company entered into a consulting agreement with Richard Suber for a period of six months. The agreement may be extended on a month to month basis. Consultant shall render services regarding: potential strategies for generating new business for the Company, structuring of potential business opportunities for the Company, general corporate filings as needed, and document preparation as needed to accomplish the above.

                  The Company shall pay consultant a retainer fee of 20,000 shares of its common stock.

NOTE 9 -  STOCKHOLDERS' EQUITY

                  On March 11, 1999, the Company effectuated a one for two reverse stock split of the Company's issued and outstanding shares of common stock. The reverse stock split became effective on March 12, 1999. After the reverse stock split, the Company has 1,759,146 shares of common stock issued and outstanding and a total of

         2,500,000 shares authorized for issuance.

                  On April 12, 1999 Benson Shore Capital, LLC, exercised its option to acquire 136,125 shares (adjusted for the one for two reverse stock split of the Company's common stock) at $0.01 per share

NOTE 10 - SUBSEQUENT EVENTS

         (a) Private Placement Offering.

                  In July, 1999, the Board of Directors of the Company passed a resolution authorizing the management of the Company to initiate steps for a private placement of the Company's securities in order to raise capital. Management was granted authority to prepare a Private Placement Memorandum pursuant to Regulation D Rules governing the Limited Offer and Sale of Securities Without Registration Under the Securities Act of 1933 (as amended) and to register the securities in any state jurisdiction that management felt was required and appropriate.

                  On July 20, 1999, the Company closed $283,000 of its private placement for an aggregate of 148,702 shares of its common stock. The number of shares of common stock was determined by taking the average closing bid price for the five trading days prior to July 20, 1999 and deducting 30% from such average.

                  The Company incurred expenses of $49,590 in connection with the private placement. Additionally, 25,000 shares were issued to underwriters in connection with the private placement.

         (b) Consulting Agreement.

                  On July 19, 1999 the Company issued 330,000 shares of its common stock to Allen Wolfson, as compensation, as required by the advisor agreement.

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

RESULTS OF OPERATIONS:

For the three months ended June 30, 1999 as compared to the three months ended June 30, 1998

Revenue

Operating revenue was $2,223,199 for the three months ended June 30, 1998 and $977,041 for the comparable period in 1999, a decrease of $1,246,158. Such decrease is directly related to the sale of: (i) Open MRI at Corvas of $383,139; and (ii) Doctors Imaging Associates of $333,158, and the return of Ohio Medical Equipment Leasing Corporation to DVI Financial Services of $349,847. Additionally, there has been a reduction of $180,190 of marketing contracts which are in the final phases of winding down.

Depreciation and Amortization

Depreciation and amortization expense decreased by $184,421 for the three months ended June 30, 1999 as compared to June 30, 1998. This reduction is directly attributable to the sale of Open MRI at Corvas and Doctors Imaging Associates, and to the return of Ohio Medical Equipment Leasing Corporation in 1998.

Interest Expense

Interest expense decreased by $243,418 for the three months ended June 30, 1999 as compared to June 30, 1998. The sale of Open MRI at Corvas and Doctors Imaging Associates and the return of Ohio Medical Equipment Leasing Corporation resulted in an aggregate decrease of $112,719 for the period. The remaining decrease of $131,000 is attributable to the refinancing of three of the Company's sites which was completed in the fourth quarter of 1998.

Selling, General and Administrative

Operating expenses for the three months ended June 30, 1999 was $511,589 as compared to $1,800,000 for the comparable period in 1998, a decrease of $1,288,411. Such decrease is attributable to corporate reductions of approximately $500,000 and the elimination of outside professional services of approximately $200,000. Additionally, the Company has restructured the method it uses to service its equipment, resulting in savings of approximately $325,000. The Company's maintenance expenses decreased by approximately $100,000 as a result of the reduction in the number of sites the Company operates.

For the six months ended June 30, 1999 as compared to the six months ended June 30, 1998

Operating Revenue

For the six months ended June 30, 1999 operating revenue was $1,932,033 as compared to $4,019,879 for the six months ended June 30, 1998. The decrease in revenues of $2,087,846 was a direct result of the sale of Open MRI at Corvas of $619,982, the sale of Doctors Imaging Associates of $571,258 and the return of Ohio Medical Equipment Leasing Corporation to DVI Financial Services of $774,770.

Depreciation Expense

Depreciation expense for the six months ended June 30, 1999 was $558,681 as compared to $883,293 for the comparable prior year period, a reduction of approximately $324,612. This decrease is directly attributable to the sale of Open MRI at Corvas and Doctors Imaging Associates and the return of Ohio Medical Equipment Leasing Corporation.

Interest Expense

Interest expense decreased for the six month period ended June 30, 1999 to $321,144 from $623,251 for the comparable prior year period, a decrease of $302,107. This decrease is attributable to the Company's sale of Open MRI at Corvas and Doctors Imaging Associates and the return of Ohio Medical Equipment Leasing Corporation, in the aggregate amount of $185,691, and the remaining $116,416 is directly attributable to the refinancing of three of the Company's centers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 1999 were $1,177,560 as compared to $3,773,763 for the comparable period in 1998, a decrease of approximately $2,600,000. Such decrease is largely attributable to the sale of sale of various centers of approximately $1,300,000 as well as corporate reductions of approximately $500,000 and the use of outside professional services of approximately $200,000. Additionally, the Company has restructured the way it services its equipment at its sites which has resulted in savings to the Company in excess of $325,000.

Accounts Receivable

Substantially, all of the reductions to the current assets and liabilities when comparing the six months ended June 30, 1999 to the six months ended June 30, 1998 resulted from the sale of two sites in 1998 and one in 1999. The decreases in accounts receivable was partially off-set by increased volume at the remaining sites.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has a working capital deficiency of $1,108,507 at June 30, 1999 as compared to a working capital deficiency of $1,963,000 at December 31, 1998.

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

In addition, for the year ended December 31, 1998, the Company reduced the outstanding accounts receivable working capital line of credit by approximately $635,000 ($1,302,000 to $667,000) and for the six months ended June 30, 1999 the outstanding balance has been further reduced to $543,000. The Company intends to continue to reduce the outstanding principal balance on this line of credit at a rate of 10% of the cash receipts of the applicable imaging centers.

During 1998, the Company reduced personnel salaries by a total of $443,000, including fringe benefits. The duties of those employees whose jobs were eliminated were reassigned to other Company employees.

In July 1999, the Company sold 148,702 shares of its common stock to accredited investors in a private placement transaction pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended. The Company received gross proceeds of $283,000, before offering expenses of approximately $49,590, which the Company intends to use for working capital and general corporate purposes.

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

The Company has been named in a legal suit brought by Stephen Findlay, former President of Prime Contracting , one of the Companies former subsidiaries. Mr. Findlay alleges that he is due certain monies pursuant to his employment agreement, under which he was terminated from the present owners of the subsidiary. The Company believes it has meritorious defense and will rigorously defend the suit.

The Company has been named as a defendant in bankruptcy court by the estate of a former member of Detex Services. The Estate claims that the Company did not fulfill its obligations under a letter of intent. The Company believes that it has meritorious defenses and intends to rigorously defend its position.

Other than the above, the Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 6, 1999, the Company held its annual meeting of stockholders at which the following proposals were adopted: (1) the election of the Company's Board of Directors; (2) an amendment to the Company's certificate of incorporation increasing its authorized shares from 2,500,000 to 15,000,000; (3) the Company's 1999 Stock Option Plan of 500,000 shares; and (4) the appointment of Vincent J. Batyr & Co. as the Company's independent certified public accountants for the ensuing year.

Proposal 1

Each of the following persons were elected to serve on the Company's Board of
Directors: Roger Findlay 1,463,920 shares in favor, zero shares against and 66,429 shares were withheld from voting. Jan Goldberg 1,463,920 shares in favor, zero shares against and 66,429 shares were withheld from voting. Gregory Maccia 1,463,920 shares in favor, zero shares against and 66,429 shares were withheld from voting. Fred Mancinelli 1,455,920 shares in favor, zero shares against and 66,429 shares were withheld from voting. Carl Gideon 1,458,920 shares in favor, zero shares against and 66,429 shares were withheld from voting.

Proposal 2

The amendment to the Company's restated and amended certificate of incorporation to increase the number of authorized shares of the Company's common stock, $.0002 par value per share, from 2,500,000 to 15,000,000 was approved by the following vote: 1,445,220 shares For, 45,605 shares Against and 31,024 shares Abstained.

Proposal 3

The Company's 1999 Stock Option Plan was voted for as follows: 428,017 shares For, 62,505 shares Against and 38,524 shares Abstained.

Proposal 4

The Company's independent certified public accountants, Vincent J. Batyr & Co. were elected for the ensuing year by the following vote: 1,406,670 shares For, 17,955 shares Against and 97,224 shares Abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)      Exhibits.

         27       Financial Data Schedule

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MODERN MEDICAL MODALITIES CORPORATION


Dated: August 13, 1999             By: /s/ ROGER FINDLAY
                                       -----------------------------------------
                                           Roger Findlay
                                           President and Chairman of the Board


                                   By: /s/ JAN GOLDBERG
                                       -----------------------------------------
                                           Jan Goldberg
                                           Vice President, Principal Accounting
                                           Officer, Treasurer and Director


                                   By: /s/ GREGORY MARCIA
                                       -----------------------------------------
                                           Gregory Marcia
                                           Vice President and Director