Form 10QSB
period 1999-09-30
MODERN MEDICAL MODALITIES CORP
filed 1999-11-15
CIK 902635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

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

         (973) 538-9955 (Issuer's telephone number, including area code)
         --------------

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock, $.0002 Par Value, on November 15, 1999 was 2,506,471 shares.

      Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                      MODERN MEDICAL MODALITIES CORPORATION
               SEPTEMBER 30, 1999 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

                                                                     Page Number

Item 1.  Financial Statements .................................................2
Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................12

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................21

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of September 30, 1999 and
            December 31, 1998..................................................2
        Consolidated Income Statements for the nine and
        three months ended September 30, 1999 and 1998.........................4
        Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1999 and 1998..............5
        Notes to Consolidated Financial Statements..........................6-11

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,      December 31,
                                                                                1999               1998
                                                                           --------------     --------------
                                                                            (Unaudited)

                                          ASSETS

Current assets:
      Cash and cash equivalents                                            $      140,472     $       56,313
      Restricted cash for line of credit repayment                                600,000            600,000
      Accounts receivable (less contractual allowances of
             $ 2,346,619 and $ 2,447,579, respectively)                         2,579,989          2,816,356
      Account receivable - joint venture                                            3,869            585,607
      Current portion of note receivable
             from affiliate                                                       113,889            141,667
      Current portion of note receivable                                           46,590             46,590
      Loan receivable - affiliates                                                128,750            128,750
      Due from officers                                                           153,868            126,368
      Due from affiliates                                                          55,877             77,600
      Other receivables                                                            85,112             82,014
      Prepaid expenses                                                                 --             11,023
                                                                           --------------     --------------
             Total current assets                                               3,908,416          4,672,288
                                                                           --------------     --------------

Other assets:
      Furniture, fixtures, equipment and leasehold improvements
             (net of accumulated depreciation and amortization
             of $4,832,350 and $ 5,742,206, respectively)                       5,181,526          6,703,426
      Note receivable, net of current portion                                     113,736            113,736
      Organization costs (net of accumulated amortization
             of $ 31,665 and $ 25,901, respectively)                               64,822             71,797
      Investment in joint venture                                                 337,020            290,998
      Deposits                                                                     25,530             40,446
      Deferred tax asset                                                          460,352            484,718
      Other long term assets                                                           --              6,381
                                                                           --------------     --------------
             Total other assets                                                 6,182,986          7,711,502
                                                                           --------------     --------------
                                                                           $   10,091,402     $   12,383,790
                                                                           --------------     --------------

                    See Notes to Interim Financial Statements

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                            September 30,      December 31,
                                                                                1999               1998
                                                                           --------------     --------------
                                                                            (Unaudited)

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Line of credit                                                       $      595,552     $      595,552
      Accounts payable                                                          1,394,443          1,892,755
      Accrued expenses                                                            357,245          1,029,677
      Loan payable - joint venturer                                                71,942             71,942
      Loans payable - affiliates                                                       --            202,000
      Current portion of long term debt                                         2,233,261          2,789,678
      Due to affiliate                                                            271,271             49,466
      Due to related party                                                          4,389              4,389
                                                                           --------------     --------------
             Total current liabilities                                          4,928,103          6,635,459
                                                                           --------------     --------------
Other liabilites:
      Long-term debt, net of current portion                                    2,531,338          3,034,863
      Due to joint venturer                                                            --            218,717
                                                                           --------------     --------------
             Total other liabilities                                            2,531,338          3,253,580
                                                                           --------------     --------------
             Total liabilities                                                  7,459,441          9,889,039
                                                                           --------------     --------------
Minority interest                                                                 185,019            187,489

Stockholders' equity:
      Common stock, $0.0002 par value,
             Authorized - 2,500,000 shares
             Issued and outstanding - 2,426,473 shares                                485                317
      Additional paid-in capital                                                4,071,131          3,866,389
      Retained earnings (deficit)                                              (1,624,674)        (1,559,444)
                                                                           --------------     --------------
             Total stockholders' equity                                         2,446,942          2,307,262
                                                                           --------------     --------------
                                                                           $   10,091,402     $   12,383,790
                                                                           --------------     --------------


                                        3
                    See Notes to Interim Financial Statements

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                             For the Nine Months Ended           For the Three Months Ended
                                                           -------------------------------     -------------------------------
                                                           September 30,     September 30,     September 30,     September 30,
                                                               1999              1998              1999              1998
                                                           -------------     -------------     -------------     -------------
Operating income:
   Net revenue from services                               $   3,122,427     $   5,220,960     $   1,190,394     $   1,201,081
                                                           -------------     -------------     -------------     -------------
Total operating income                                         3,122,427         5,220,960         1,190,394         1,201,081
                                                           -------------     -------------     -------------     -------------

Operating expenses:
   Selling, general and administrative                         2,092,089         5,566,843           914,529         1,793,080
   Bad debts                                                          --            23,750                --             5,246
   Depreciation and amortization                                 824,951         1,206,544           266,270           323,251
                                                           -------------     -------------     -------------     -------------
Total operating expenses                                       2,917,040         6,797,137         1,180,799         2,121,577
                                                           -------------     -------------     -------------     -------------

Income (loss) from operations                                    205,387        (1,576,177)            9,595          (920,496)
                                                           -------------     -------------     -------------     -------------

Other income (expenses):
   Interest income                                                28,392            47,020             9,257             6,903
   Interest expense                                             (472,518)         (818,256)         (151,374)         (195,005)
   Miscellaneous income                                               --            64,953                --           (13,547)
   Income from joint ventures                                     95,405           190,872            19,749            26,035
   Income from minority owned                                         --
   subsidiary                                                         --                --                --                --
   Gain (loss) on sale of subsidiary, net of income                   --                --
     taxes of $43,000 and $319,326, respectively                  57,000          (423,293)               --                --
   Gain on sale of subsidiary, net of income
     taxes of $12,974                                                 --            17,197                --            17,197
   Loss on disposal of subsidiary
      net of income taxes of $72,268                                  --           (95,796)               --                --
   Restructuring of note receivable
      net of income taxes of $321,490                                 --          (426,160)               --                --
                                                           -------------     -------------     -------------     -------------

Total other income (expense)                                    (291,721)       (1,443,463)         (122,368)         (145,443)
                                                           -------------     -------------     -------------     -------------

Income (loss) before income taxes
   and minority interest                                         (86,334)       (3,719,750)         (112,773)       (1,065,939)

Provision for income taxes                                       (18,634)       (1,607,422)          (32,976)         (427,661)
                                                           -------------     -------------     -------------     -------------

Income before minority interest                                  (67,700)       (2,112,328)          (79,797)         (638,278)

Minority interest                                                  2,470           172,843            (9,718)          233,772
                                                           -------------     -------------     -------------     -------------
Net income (loss)                                          $     (65,230)       (1,939,485)    $     (89,515)    $    (404,506)
                                                           =============     =============     =============     =============

Basic earnings per share
                                                           =============     =============     =============
   Net income (loss)                                       $       (0.03)    $       (0.61)    $       (0.05)    $       (0.13)
                                                           =============     =============     =============     =============
Number of weighted shares outstanding:
                                                           =============     =============     =============
   Basic                                                       1,980,888         3,168,292         1,818,560         3,168,292
                                                           =============     =============     =============     =============


                                        4
                    See Notes to Interim Financial Statements

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Nine Months Ended
                                                                September 30,
                                                        ---------------------------
                                                           1999            1998
                                                        -----------     -----------
Cash flows from operating activities
    Net income (loss)                                   $   (65,230)    $(1,939,485)
                                                        -----------     -----------
    Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                      824,951       1,206,544
         Contractual allowances                             100,960         221,927
         Bad debts                                               --          23,750
         Income from an unconsolidated joint venture        (95,405)       (190,872)
         Minority interest                                   (2,470)       (172,843)
         Deferred income taxes                               24,366      (1,607,422)
          Loss on sale of subsidiary                       (100,000)        742,619
          Loss on disposal of subsidiary                         --         168,064
          (Gain) on disposal of subsidiary                       --         (30,171)
          Restructuring of note receivable                       --         747,650
Increase (decrease) in cash attributable to
    changes in operating assets and liabilities:
         Accounts receivable                                337,327       2,008,472
         Accounts receivable - joint venturer               581,738        (241,238)
         Other receivable                                    (3,098)         47,554
         Due from affiliate                                  21,723         (77,600)
         Due from officers                                  (27,500)         94,343
         Prepaid expenses                                    11,023          29,850
         Deposits                                            14,916         104,084
         Other assets                                         6,381              --
         Due to affiliate                                   221,805           9,209
         Accounts payable                                  (498,312)        472,853
         Accrued expenses                                  (672,432)        176,015
         Advances from joint ventures                      (218,717)             --
                                                        -----------     -----------
    Total adjustments                                       527,256       3,732,788
                                                        -----------     -----------
Net cash provided (used) by operating activities            462,026       1,793,303
                                                        -----------     -----------
Cash flow from investing activities:
         Fixed asset acquisitions                          (142,325)       (300,955)
         Fixed assed dispositions                           848,562       1,207,496
         Proceeds from loan receivable - affiliate               --          (7,500)
         Proceeds from note receivable                       27,778          72,222
         Organization costs                                   1,211              --
         Investment in joint venture                        (46,022)        (93,394)
         Decrease in minority interest                           --         (98,969)
                                                        -----------     -----------
Net cash provided (used) by investing activities            689,204         778,900
Cash flow from financing activities:
         Reduction of goodwill                                   --       1,419,213
         Proceeds from issuance of long-term debt            86,460              --
         Issuance of capital stock                          204,910              --
         Disposal of long term debt                        (443,417)     (3,746,095)
         Loans payable - affiliates                        (202,000)             --
         Principal payments on long-term debt              (713,024)       (856,602)
                                                        -----------     -----------
Net cash provided (used) by financing activities         (1,067,071)     (3,183,484)
                                                        -----------     -----------
Net increase in cash and equivalents                         84,159        (611,281)
Cash and equivalents, begining of year                      656,313         719,217
                                                        -----------     -----------
Cash and equivalents, end of year                       $   740,472     $   107,936
                                                        -----------     -----------


                                        5
                    See Notes to Interim Financial Statements

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

            The financial statements for the nine month period ended September 30, 1999 and 1998 have not been audited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments and accruals, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as at September 30, 1999 and the results of its operations for the nine month periods ended September 30, 1999 and 1998 and statements of cash flows for the nine month periods ended September 30, 1999 and 1998. The results for the nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

NOTE 2 - EARNINGS (LOSS) PER SHARE.

            Earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalent shares outstanding during each period. Earnings per share - diluted for the nine months ended September 30, 1999 is not presented in the consolidated statements of operations since it is not dilutive.

NOTE 3 - DISPOSAL OF SUBSIDIARY.

            In January 1999, the Company sold its 50% interest in Doctors Imaging Associates, Joint Venture for $100,000. As a result of this disposition, the Company recorded a gain on sale of subsidiary in the amount of $57,000, net of income taxes in the amount of $43,000.

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT, NET.

            Property and equipment, net, consisted of the following:

                                       September 30,    December 31,
                                           1999             1998
                                       -------------    -------------
                                        (unaudited)

Medical equipment                      $   9,152,125    $  11,459,664
Buildings                                    310,860          310,860
Furniture and fixtures                        65,830           65,830
Automobiles                                   51,017           22,860
Leasehold improvements                       434,044          586,418
                                       -------------    -------------
                                          10,013,877       12,445,632

Less: Accumulated depreciation
and amortization                           4,832,350        5,742,206
                                       -------------    -------------
                                       $   5,181,526    $   6,703,426
                                       =============    =============

NOTE 5 - INVESTMENT IN AN UNCONSOLIDATED JOINT VENTURE.

            Summarized (unaudited) financial information of the unconsolidated joint venture, Union Imaging Associates, Joint Venture, in which the Company has a 10% minority interest, is as follows:

                           Total      Long-term          Total          Total
                           Assets        Debt         Liabilities      Capital

September 30, 1999       4,905,176    1,517,090       2,036,808      2,868,368
December 31, 1998        4,485,673    1,271,846       1,741,863      2,743,810

                                                                 (10%)
                                Gross           Net           Allocation
                               Revenues        Income          Of Income
                              ----------    -----------     --------------
For the nine months ended
   September 30, 1999          3,611,483       859,913          85,991
For the year ended
   December 31, 1998           4,141,948     1,492,754         149,275

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

NOTE 6 - LINE OF CREDIT.

            In April 1995, the Company secured a line of credit with Summit Bank of New Jersey for $600,000 at the bank's prime rate for commercial borrowers. As of September 30, 1999 the amount of the liability under the line of credit was $595,552. The Line of credit is secured by a certificate of deposit in the amount of $600,000.

NOTE 7 - LONG-TERM DEBT.

            Long-term debt consists of the following:

                                                 September 30,    December 31,
                                                     1999             1998
                                                  ----------       ----------
                                                 (unaudited)

Capitalized lease obligations                     $3,830,157       $4,758,726
Accounts receivable financing (a)                    934,442        1,065,815
                                                  ----------       ----------
                                                   4,764,599        5,824,541

Current portion                                    2,233,261        2,789,678
                                                  ----------       ----------
Long-term debt, net of current portion            $2,531,338       $3,034,863
                                                  ----------       ----------

      (a) Capital Lease Obligations:

            The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment.

      (a) Accounts Receivable Financing:

            The Company entered into an agreement with DVI Business Credit to finance up to $2,000,000 of the accounts receivable balances from two of the Company's wholly-owned subsidiaries, a minority-owned subsidiary, and two of its majority-owned joint ventures. Advances would bear interest at the prime rate plus 4%. At September 30, 1999, the amount financed under this agreement totaled $934,442.

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

                  On July 19, 1999 the Company issued 330,00 shares of its
            common stock to Allen Wolfson, as compensation, as required by the advisor agreement.

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

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

      (b) Year 2000 Readiness

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

            On April 12, 1999 Benson Shore Capital, LLC, exercised its option to acquire 136,125 shares (adjusted for the one for two reverse stock split of the Company's common stock) at $.001 per share

            In July, 1999, the Board of Directors of the Company passed a resolution authorizing the management of the Company to initiate steps for a private placement of the Company's securities in order to raise capital. Management was granted authority to prepare a Private Placement Memorandum pursuant to Regulation D Rules governing the Limited Offer and Sale of Securities Without Registration Under the Securities Act of 1933 (as amended) and to register the securities in any state jurisdiction that management felt was required and appropriate.

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

                MODERN MEDICAL MODALITIES CORP. AND SUBSIDIARIES
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

            On July 19, 1999 the Company issued 330,000 shares of its common stock to Allen Wolfson, as compensation, as required by the advisor agreement.

      NOTE 10 - SUBSEQUENT EVENTS

            On October 14, 1999 the Company closed $500,000 of its private placement for convertible notes. The notes mature on October 14, 2000, paying a 10% annualized rate of interest payable at conversion or upon maturity. The Company incurred expenses of $67,500 in connection with the private placement. Additionally, 60,000 shares, and 2,500,000 warrants were issued to underwriters in connection with this private placement.

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

      On May 7, 1998, the Company entered into an agreement to sell 70% of its 72% ownership of Open MRI of Morristown, Joint Venture (Open MRI) for $300,000. The terms required $100,000 payable at signing, and monthly payments in the amount of $50,000 on May 1, June 1, July 1 and August 1, 1998, all of which were made. The Company retained the option to repurchase from the buyers, ADS Investment Corp. and Oak Knoll Management Corporation (related party), the 70% interest upon payment of $50,000 plus all prior payments and any additional costs incurred by the buyers. The option expired on August 31, 1998.

      On August 20, 1998, the Company, ADS Investment Corp. and Oak Knoll Management Corporation (related party) modified the original agreement from a sale to a loan. The terms of the new agreement are as follows: a loan in the amount of $300,000, with interest due and payable at 12% per annum, secured by 70% of the Company's 72% ownership of Open MRI. The loan is due and payable on September 30, 1998. The agreement also required the personal guarantees made by the lenders to DVI Business Credit Corporation on behalf of the Company be replaced by September 30, 1998 as a condition of satisfactory settlement of the loan, which was completed. For services rendered between May 7, 1998 and the date of maturity of this loan, all distributions made to the lending parties by Open MRI will remain the property of the lending parties.

      On September 30, 1998, the Company effectively sold 70% of its interest in Open MRI for $300,000 and the purchaser's agreement to provide the Company's creditor, DVI Business Credit, personal guaranties of the principals of purchaser in an amount not to exceed $150,000. The Company recorded a gain on this transaction in the amount of $30,171. The Company has retained a 2% ownership interest in Open MRI.

      In September 1998, the management contract with Southern Medical Consultants LLP was terminated for the management of Open MRI of Metaire. According to the letter agreement of March 30, 1998, if Southern Medical is not active in the site nor managing the site through the end of the lease payments, then no stock transfers will be made. No stock transfers have been made to date.

Results of Operations:

For the three months ended September 30, 1999 as compared to the three months ended September 30, 1998

Revenue

For the three months ended September 30, 1999 operating revenue was $1,190,394 as compared to $1,201,081 for the three months ended September 30, 1998. The decrease in revenues of $10,687 was a direct result of the sale of: (i) Open MRI at Corvas; and (ii) Doctors Imaging Associates, and (iii) the return of Ohio Medical Equipment Leasing Corporation to DVI Financial Services.

Depreciation Expense

Depreciation expense for the three months ended September 30, 1999 was $266,270 as compared to $323,251 for the comparable prior period, a reduction of approximately $56,981. This decrease is directly attributable to the sale of Open MRI at Corvas and Doctors Imaging Associates, and to the return of Ohio Medical Equipment Leasing Corporation.

Interest Expense

Interest expense for the three months ended September 30, 1999 was $151,374 as compared to the comparable prior year period of $195,005, a decrease of $43,631. This decrease is attributable to the Company's sale of Open MRI at Corvas and Doctors Imaging Associates and the return of Ohio Medical Equipment Leasing Corporation and the refinancing of three of the Company's centers.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 1999 were $914,529 as compared to $1,793,080 for the comparable period in 1998, a decrease of approximately $878,551. Such decrease is primarily attributable to the sale of various sits of approximately $886,000.

For the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998

Operating Revenue

For the nine months ended September 30, 1999 operating revenue was $3,122,427 as compared to $5,220,960 for the nine months ended September 30, 1998. The decrease in revenues of $2,098,533 was a result of the sale of Open MRI at Corvas of $887,861, the sale of Doctors Imaging Associates of $1,874,582 and the return of Ohio Medical Equipment Leasing Corporation to DVI Financial Services of $818,286. These reduction in revenues from these sites have been partially offset by an increase in revenues from the Company's other sites.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 1999 was $381,593 as compared to $1,206,544 for the comparable prior year period, a reduction of approximately $824,951. This decrease is directly attributable to the sale of Open MRI at Corvas and Doctors Imaging Associates and the return of Ohio Medical Equipment Leasing Corporation.

Interest Expense

Interest expense for the nine month period ended September 30, 1999 was $472,518 as compared to the comparable prior year period of $818,256, a decrease of $345,738. This decrease is attributable to the Company's sale of Open MRI at Corvas and Doctors Imaging Associates and the return of Ohio Medical Equipment Leasing Corporation, and the refinancing of three of the Company's centers. Additionally, the Company has reduced its working capital lines of credit with the DVI Business Group by approximately $151,000 since December 31, 1998, resulting in a decrease in interest expense on the Company's outstanding debt.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 1999 were $2,092,089 as compared to $5,566,843 for the comparable period in 1998, a decrease of approximately $3,474,754. Such decrease is largely attributable to the sale of sale of various centers of approximately $2,700,000, as well as various corporate reductions of approximately $500,000.

----------

Liquidity and Capital Resources:

The Company has a working capital deficiency of $1,028,716 at September 30, 1999 as compared to a working capital deficiency of $1,963,000 at December 31, 1998.

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

During 1998, the Company refinanced the following sites:

                                           OLD         NEW        DECREASE

Passaic Beth Israel MRI                  $45,255     $24,557      $20,698
South Jersey Imaging                      37,267      23,217       14,356
South Plainfield Imaging                  36,350      13,207       22,943
                                                                ---------
        Monthly reduction in debt funding                         $57,997

On an annual basis the above refinancing results in a cash savings of $695,694. All of the above refinanced loans are for sixty (60) months.

In addition, for the year ended December 31, 1998, the Company reduced the outstanding accounts receivable working capital line of credit by approximately $635,000 ($1,302,000 to $667,000) and for the nine months ended September 30, 1999 the outstanding balance has been further reduced to $516,000. The Company intends to continue to reduce the outstanding principal balance on this line of credit at a rate of 10% of the cash receipts of the applicable imaging centers.

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

In October 1999, the Company sold $500,000 principal amount of its 10% Convertible Notes to two institutional investors. The Company received net proceeds of $432,500, which the Company intends to use for working capital and general corporate purposes.

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

                              MODERN MEDICAL MODALITIES CORPORATION


Dated: November 15, 1999        By: /s/ Roger Findlay
                                    ---------------------------
                                Roger Findlay
                                President and Chairman of the Board

                                By: /s/ Jan Goldberg
                                    ---------------------------
                                Jan Goldberg
                                Vice President, Principal Accounting Officer, Treasurer and Director

                                By: /s/ Gregory Marcia
                                    ---------------------------
                                Gregory Marcia
                                Vice President and Director