Form 10KSB
period 1999-12-31
MODERN MEDICAL MODALITIES CORP
filed 2000-11-06
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________to______________

Commission File No. 0-23416

                      MODERN MEDICAL MODALITIES CORPORATION
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                   22-3059258
           ----------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


1719 Route 10, Suite 117, Parsippany, NJ                      07054
----------------------------------------                      ------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:   (973) 538-9955
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                   Name of each Exchange on which Registered
-------------------------------       -----------------------------------------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No _X_

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. Yes___   No _X_

          The issuer's net sales for the most recent fiscal year were $3,987,103.

           The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on October 31, 2000 was approximately $460,450.

           As of October 31, 2000 there were 2,506,471 shares of Common Stock, par value $.0002 per share, outstanding.

                                     PART I

Item 1.  Business

         Modern Medical Modalities Corporation provides magnetic resonance imaging (MRI) and computerized axial tomography (CT Scan) equipment to hospitals and physicians. Additionally, Modern Medical on a clerical and administrative level manages hospital based and physician managed ambulatory centers for third parties who provide medical imaging services. Modern Medical offers a full range of services to hospitals or physician clients, including:

                  o selection and acquisition of appropriate equipment;
                  o design and supervision of facility construction;
                  o training of technical and support staff;
                  o patient billing and collection; and
                  o marketing and management services.

         Modern Medical can provide either its full range of services at medical technology centers or a more limited range of services at mobile or fixed sites depending on the needs of its customers.

         Modern Medical presently provides equipment and manages one hospital based MRI site located in Passaic, New Jersey, and six free standing MRI and CT Scan and Diagnostic Imaging ambulatory centers in Louisiana (1) and New Jersey
(5). Modern Medical also receives a management fee of 11.25% of gross cash collections from the site in Union, New Jersey for performing management functions. Modern Medical's relationship with the joint-ventures range from 2% through 84% equity interest.

         Generally, Modern Medical's centers participate in HMO or PPO programs because many of the physicians who refer patients to the centers belong to the HMO or PPO. In many instances Modern Medical's centers initiate contact with various third parties, such as insurance companies, unions or managed care providers, to provide services to their membership. This is usually the case with the larger insurance plans. In the case of unions or managed care programs, contacts are usually made by the benefit managers representing the various programs. Typically, the centers are recommended by the physicians in the area.

         Modern Medical has positioned itself to participate in the expanding managed health care market and intends to continue to seek to joint venture with hospital and physician managed ambulatory centers. Modern Medical has hired additional marketing representatives, a marketing company and a telemarketer in an effort to establish new sources of patient referrals, which are generally referred to Modern Medical's sites through HMO's, PPO's, union contracts and hospital contracts.

Our joint ventures

         UNION JOINT VENTURE

         In July 1990, Modern Medical entered into a Joint Venture Agreement with Union Imaging Associates, Inc. for the purpose of providing magnetic resonance and CT Scan imaging services to radiologists and other medical professionals, including leasing and financing equipment for use in such business. The Union joint venture terminates upon the earliest of: (a) June 30, 2010, (b) the sale of the subject business or (c) mutual agreement of the joint venturers. Modern Medical serves as the managing joint venturer pursuant to the

Union joint venture agreement and has managerial responsibility for the business including:

                  o hiring of personnel;
                  o leasing equipment;
                  o budgeting;
                  o contracting;
                  o billing;
                  o paying debts;
                  o making lease payments; and
                  o making distributions to the joint venturers.

         Modern Medical shall continue to serve as managing joint venturer until Modern Medical's liability under the Union joint venture's equipment lease with DVI Financial is satisfied. Thereafter, Modern Medical shall continue to serve as the managing joint venturer until the earlier to occur of: (a) Modern Medical's resignation upon 60 days notice to Union Imaging or (b) 60 days after receipt of notice from Union Imaging that the holders of at least 80% of Union Imaging's stock had voted to terminate Modern Medical as managing joint venturer. For serving as managing joint venturer Modern Medical receives 11.25% of gross collections for a management fee as well as a 10% equity position.

         PLAINFIELD JOINT VENTURE

         In July 1991, Modern Medical entered into a joint venture agreement with Plainfield MRI Associates, Inc. for the purpose of providing magnetic resonance imaging services and equipment to radiologists and other medical professionals, including leasing and financing equipment for use in such business. The Plainfield joint venture shall terminate upon the earlier of (a) July 30, 2011; (b) the sale of the subject business; (c) termination of the Agreement dated April 25, 1991 with Muhlenberg Regional Medical Center, Inc., and the Plainfield joint venture being unable to relocate the subject business to another profitable site; (d) the subject business being determined unprofitable for 3 consecutive calendar months at the sole discretion of Modern Medical; (e) the repossession of equipment pursuant to the equipment lease with DVI Financial dated December 1, 1993; or (f) mutual consent of the joint venturers.

         Modern Medical serves as the managing joint venturer pursuant to the Plainfield joint venture agreement. As managing joint venturer Modern Medical has the following managerial responsibility:

                  o hiring of personnel;
                  o leasing equipment;
                  o budgeting;
                  o contracting;
                  o billing;
                  o paying debts;
                  o making lease payments; and
                  o making distributions to the joint venturers.

         Modern Medical shall continue to serve as managing joint venturer until Modern Medical's liability associated with the subject business to DVI Financial is satisfied. Thereafter, Modern Medical shall continue to serve as managing joint venturer until Modern Medical's resignation upon 60 days notice to Plainfield MRI, Inc.

         The interests of Modern Medical and Plainfield MRI, Inc. in the profits and obligations and liabilities under the Plainfield joint venture agreement are 84% and 16% respectively.

         BETH ISRAEL JOINT VENTURE

         In June 1995, Modern Medical entered into a joint venture agreement with Beth Israel MRI Corporation and Advanced Imaging Radiology Associates P.A. to provide certain non-professional services to an MRI facility which was developed by Modern Medical, and is located on the campus of Beth Israel Hospital. These non-professional services include: patient billing and collection, marketing, management and clerical services. The term of the Agreement is for a seven (7) year period with an automatic renewal provision for successive seven year periods. Modern Medical has a 75% interest in the profits, obligations and liabilities under the Joint Venture Agreement.

         METAIRE MEDICAL EQUIPMENT LEASING

         In June 1997, Metaire Medical Equipment Leasing Corp. was incorporated in the state of New Jersey, as a 100% owned subsidiary of Modern Medical. In October 1997, Metaire Medical Equipment Leasing Corp. was registered as a corporation doing business in the State of Louisiana. Under the terms of the venture agreement Modern Medical will receive 100% of the profits and equity of Open MRI & Imaging Center of Metaire, LLC. The site opened for business in February of 1998. There is an agreement with Southern Medical Consultants which provides that if they raise $250,000 and provide marketing and management services, they will receive 34% of the site. To date the $250,000 has been raised, but the marketing and management services have not been performed.

         In March 1998, Modern Medical sold to KFC Venture LLC, 15% of Open MRI and Imaging Center of Metaire, LLC for $250,000 payable $100,000 upon execution of the agreement and $25,000 per month for six months. Under the terms of the agreement, $125,000 of the $250,000 must be paid back to KFC Venture LLC, without interest. Until such time, all distributions shall be divided equally, with 50% of said distribution being paid to KFC Ventures LLC as a return of its initial capital investment up to the amount of $125,000 and the other 50% of said distribution being distributed to the members of Open MRI & Imaging Center of Metaire, LLC, in accordance with their percentage interests in Open MRI & Imaging Center of Metaire, LLC.

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

         OPEN MRI OF MORRISTOWN

         During February of 1996, Modern Medical, under the terms of a joint venture with RMC Consulting Inc. and Barbara Krasnica, developed a MRI facility located in Morristown, New Jersey. Under the terms of the agreement, dated October 31, 1995, Modern Medical has the responsibility to make all day to day decisions on behalf of the joint venture "Open MRI of Morristown." The term of the joint venture shall terminate October 15, 2015 unless the business is sold, or the joint venture is terminated by mutual consent of the participants. The term of the joint venture may be extended by mutual written consent of the participants. Under the terms of the joint venture the profit distribution is as follows: Modern Medical Modalities Corporation 72%, RMC Consulting Inc. 18% and Barbara Krasnica 10%.

         On May 7, 1998, Modern Medical entered into an agreement to sell 70 of its 72% ownership of Open MRI of Morristown, joint venture (Open MRI) for $300,000. The terms required $100,000 payable at signing and monthly payments in the amount of $50,000 on May 1, June 1, July 1 and August 1, 1998. Modern Medical retained the option to repurchase the interest sold from the buyers, ADS Investment Corp. and Oak Knoll Management Corporation upon payment of $50,000 plus all prior payments and any additional costs incurred by the buyers. The option expired on August 31, 1998.

         On August 20, 1998, Modern Medical, ADS Investment Corp. and Oak Knoll Management Corporation modified the original agreement from a sale to a loan. The terms of the new agreement are as follows: a loan in the amount of $300,000, with interest due and payable at 12% per annum, secured by 70% of Open MRI. The loan was due and payable on September 30, 1998. The agreement also requires the personal guarantees made by the lenders to DVI Business Credit Corporation on behalf of Modern Medical be replaced by September 30, 1998 as a condition of satisfactory settlement of the loan. For services rendered between May 7, 1998 and the date of maturity of this loan, all distributions made to the lending parties by Open MRI will remain the property of the lending parties.

         On September 30, 1998, Modern Medical effectively sold all but 2 of its 72% interest in Open MRI for $300,000 and the purchaser's agreement to provide Modern Medical's creditor, DVI Business Credit personal guaranties of the principals of purchaser in an amount not to exceed $150,000. Modern Medical recorded a loss on this transaction in the amount of $68,358.

         WEST PATERSON MEDICAL LEASING CORPORATION

         In July 1996, Modern Medical, through its wholly-owned subsidiary West Paterson Medical Equipment Leasing Corporation, entered into a lease and management services agreement with Advanced Imaging & Radiology Associates, P.A. West Paterson Medical is a medical practice specializing in diagnostic imaging located in West Paterson, New Jersey. The agreement provides that West Paterson Medical will lease office space, fixtures and equipment and will provide management services to Advanced Imaging over an initial term of five years with a five year renewal option. Under the terms of the agreement, West Paterson Medical has assumed all debt, expenses and accounts receivable for the site. Subsequently, in February 1997 Modern Medical ordered a Toshiba CT Scan for the site, for $335,000, financed by DVI Financial Services. The CT Scan became operational in the middle of March 1997.

Medical imaging industry and systems

         Modern Medical has focused on the advanced imaging technologies of MRI and CT Scan. Management believes that the use of these technologies has grown significantly in the U.S. during the last several years. This growth is attributable to physicians beliefs that diseases can be detected in their early stage, in a non-invasive manner, through the use of MRI and CT Scan. Hospitals are facing competitive pressures to provide technology and related services despite strict budgetary limitations. Changes in third party reimbursement systems have resulted in declining profit margins for many hospitals, thus reducing capital available to hospitals and the traditional incentives to purchase or lease equipment and pass such costs through to third parties. By leasing equipment and purchasing services from third parties, hospitals are able to conserve their limited capital resources for other purposes and reduce the risks associated with technological obsolescence and under utilization of equipment and services. As a result hospitals are increasingly utilizing companies that provide MRI and CT Scan equipment, such as Modern Medical, in order to decrease their equipment and personnel costs.

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

Our services

         Modern Medical offers the full range of services discussed below. The needs of a particular hospital or physician group determine the extent of the services offered in each instance, which Modern Medical can deliver either on a limited basis or through a full service medical technology center. Each site is staffed by administrative, technical and support personnel. In addition, a physician and a physician group provide professional services and interpret MRI or CT scans at each site. Modern Medical does not engage in the practice of medicine. Such physicians are not employees of Modern Medical. However, the most significant cost of operating an imaging center is the capital and finance costs of equipment.

         Modern Medical provides equipment and related services, technical and support staffing, marketing, patient scheduling, billing and collection and management in all of Modern Medical's sites located throughout New Jersey and at Modern Medical's new site in New Orleans, Louisiana.

         Equipment and related services. Modern Medical consults with its potential clients and existing clients to identify the equipment best suited to meet the client's needs on a cost-effective basis. Modern Medical then acquires the equipment through lease/purchase agreements. In addition, Modern Medical assists the hospital or physicians and their personnel in complying with licensing and other regulatory requirements, which consist of all applicable county building permits and architectural filings as well as filing all necessary equipment registration forms with the applicable state agencies. Modern Medical supervises the installation and testing of the equipment and provides periodic inspection of the equipment at the facility. Modern Medical undertakes to maintain its clients' equipment and typically enters into agreements with equipment manufacturers or other third parties for the delivery of maintenance services.

         Technical and support staffing. Modern Medical provides technologists who operate the equipment at the facility. Modern Medical trains and provides on-going safety instruction and educational programs for its technologists as well as the hospital's technologists. Modern Medical also provides clerical personnel to provide administrative duties such as scheduling and answering phone inquiries.

         Marketing. Modern Medical provides its customers with marketing services, including the design and formulation of a marketing program for each facility to inform physicians in the community as to the technology and services available at the facility. Modern Medical also provides marketing personnel who market patient referral sources, including HMOs and other health plans.

         Patient scheduling, billing and collection. At the medical technology centers, Modern Medical schedules patient appointments, prepares all patient billing and is responsible for collection. In providing billing and collection services, Modern Medical bills the patients directly and, therefore, assumes the credit risk on such billings and any delays attendant to reimbursement through governmental programs or third party payors. Modern Medical also is responsible at the centers for related administrative and record-keeping functions and all management information services.

         Management. Modern Medical provides full managerial responsibility and control over facility operations, including all of the foregoing services, at medical technology centers.

Delivery of our services

         Modern Medical delivers its services to its customers through either contractual arrangements with hospitals and clinics or medical technology center arrangements with hospitals or physician groups, as discussed below. Modern Medical may form imaging centers utilizing a variety of ownership vehicles. Presently, Modern Medical operates its sites under joint venture agreements. Below is a description of Modern Medical's medical technology centers and radiology group centers:

         Medical technology centers. Modern Medical will establish a medical technology center within a hospital or with a physician group through which Modern Medical will offer its full range of services. A hospital center is located on a hospital campus, is affiliated with that hospital and provides both inpatient and outpatient services. A hospital requiring part-time service will engage Modern Medical to schedule its mobile unit to be on location at the hospital at prescribed times. Modern Medical maintains a mobile unit which is a custom-designed vehicle that is a totally self-contained facility.

         In addition to the equipment and facility services provided in its arrangements, Modern Medical provides at a medical technology center all technical and support staffing, expanded marketing services, patient scheduling, billing and collection services, management information systems, and overall management.

          Radiology group centers. Modern Medical began its medical technology center operations by establishing free standing, outpatient imaging centers with groups of radiologists.

         In most cases Modern Medical is approached by a group of physicians or a hospital who are looking to install a MRI or CT scanner. Modern Medical first reviews the location that the equipment is to be placed in and reviews a general outline or business plan. Information that is presented includes other centers in the area, patient financial class, patient demographics in the area served, and potential referring physicians. In the case of a hospital, Modern Medical requests the number of MRI's and CT scans that the hospital sends to other facilities. Modern Medical also contacts neighboring sites to determine the waiting time for scheduling an exam to see if patients are waiting an excessive amount of time for an exam. Modern Medical contacts potential referring physicians to determine if they are experiencing problems with existing facilities and if they would support a new facility. Managed care groups and HMO's are contacted to determine if contracts for providing service are available and to ascertain the membership in their service area of the potential new sites. If the site is considered to be positive a request is made to the various equipment manufacturers for a bid on the equipment Modern Medical deems necessary. Modern Medical then makes a determination as to the financial viability of the project. Based on the criteria above, Modern Medical reviews each site to determine whether the site can generate revenues to support the costs associated with the operation of the site.

Our growth strategy and marketing plan

         Modern Medical markets its services to physicians and hospitals through various methods. These include telemarketing, direct solicitation, direct mail, sponsorship of in service education programs for physicians and technical staff, and personal visits to physician offices. Modern Medical's management also attends many of the large radiology shows throughout the country.

         Modern Medical is pursuing a strategy of seeking new hospital centers and physician managed ambulatory centers. Its target markets also include hospitals without a diagnostic imaging facility, to which Modern Medical can offer its part-time mobile units. Modern Medical will engage in intensive marketing in areas of specialized physician groups, chiropractors, health maintenance organizations (HMO), preferred provider organizations (PPO), union locals, municipalities and insurance companies. Modern Medical currently negotiates discounts with large suppliers of patients, as allowed by law. Modern Medical's objective is to respond to the concerns of spiraling health care costs while maintaining quality of care to the patient. Increased volume results in a reduction of the cost of each procedure because fixed costs at each facility are spread over a larger number of procedures. This reduction in cost is passed along to Modern Medical's contracted clients. In addition, in order to increase patient volume, Modern Medical has expanded its hours of operations, including extended hours during the week and weekend scheduling.

         Modern Medical applies a variety of criteria in evaluating each prospective hospital customer. These criteria include: (a) the extent of the hospitals' present diagnostic imaging services; (b) its competitive environment;
(c) the size and type of hospital; (d) the number of referring physicians and their specialties; (e) patient volume; and (f) the nature of the payors (private insurance programs, government reimbursement programs or other health or medical organizations).

         Modern Medical's plan of operation will be to continue to expand the equipment use of its current customers. Modern Medical will, with its direct marketing efforts, continue to seek new clients, either through the acquisition of complementary businesses or the establishment of new centers. Modern Medical currently does not have any agreements to acquire complementary businesses.

Equipment and supplies

         Modern Medical obtains its medical equipment and ancillary supplies from various manufacturers, including General Electric, Toshiba, Siemens, Philips, Picker, Hitachi, DuPont and Kodak. Modern Medical is not dependent on any one supplier and believes that it has good relationships with its suppliers.

         Equipment acquisition costs can range dramatically depending upon the model and peripheral equipment acquired. Currently, MRI equipment ranges from $1,000,000 to $2,000,000, extremity MRI and CT equipment currently ranges from $300,000 to $800,000.

         Installation and maintenance costs on the equipment can be substantial, particularly with respect to MRI units. Installation costs can range from $250,000 to $500,000 for an MRI unit depending on the particular installation circumstances, such as excavation costs, electrical problems (i.e. bringing additional power into the facility), delays in construction and problems encountered in installing the equipment. Maintenance costs on a unit can be as high as $150,000 per year. Modern Medical typically enters into agreements with equipment manufacturers or other third parties for equipment maintenance.

         Equipment is financed by either Modern Medical or its joint venture, typically over a sixty month period, with the lender or leasing company. In each case the equipment serves as security for the loans and in certain instances the lessor requires a corporate guarantee for a percentage of the amount being financed, which is based on the financial projections of the equipment purchased. Modern Medical leases all of its medical equipment.

         Modern Medical's equipment and supplies are available from a variety of sources. The loss of any single supplier would not have a material adverse effect on Modern Medical.

Governmental reimbursement and regulations of our business

         Government reimbursement. In major areas of its business, Modern Medical relies on third party reimbursement for payment of its services, which is typically the federal government. Its charges are predominantly paid either directly by third party payors or by its clients which in turn receive reimbursement from such sources. Extensive payment delays are not uncommon and adversely affect our operations while awaiting payment.

         The centers with which Modern Medical is affiliated all participate in many reimbursement programs including Medicare and Medicaid as well as private insurers. Under these arrangements the center agrees to accept the approved amount of reimbursement from each individual payor. In certain cases the amount billed may exceed the predefined fee schedule, resulting in an amount to be written off by Modern Medical as disallowed.

         Regulations. Congress has enacted certain legislation, referred to as Anti-Kickback Laws, in order to curb the potential for fraud and abuse under the Medicare and Medicaid programs. Anti-Kickback Laws prohibit the payment or receipt for referring patients to a healthcare provider if such payments may be made in whole or in part by the Medicare or Medicaid programs. New Jersey and some other states have enacted similar laws.

         The Anti-Kickback Laws apply both to the provider making as well as receiving the referral. Violation of the Anti-Kickback Laws is a criminal felony punishable by fines of up to $25,000 and/or up to five years imprisonment for each count. Federal law also permits the Department of Health and Human Services, or HHS, to impose civil fines against violators of the Anti-Kickback Laws and to exclude them from participation in the Medicare and Medicaid programs. These civil sanctions can be levied under circumstances that do not involve the more rigorous requirements and standards of proof required in a criminal trial.

         In 1991, New Jersey enacted the Health Care Cost Reduction Act, or so-called "Codey Bill", (N.J.S.A. 45: 9-22.4 et seq.) which provided that:

o a medical practitioner shall not refer a patient, or direct one of its employees to refer a patient, to a health care service in which the practitioner and/or the practitioner's immediate family has any beneficial interest;
o for beneficial interests which were created prior to the effective date of the Act, July 31, 1991, the practitioner could continue to refer patients, or direct an employee to do so, if the practitioner disclosed such interest to his patients. The disclosure must take the form of a sign posted in a conspicuous place in the practitioner's office. It must inform the patients of the beneficial interest and state that a list of alternative health care service providers could be found in the telephone directory, and
o all physicians who refer in the sites in New Jersey and also have a financial interest in those sites must have a sign posted as mandated by the law.

         The federal "Ethics in Patient Referrals Law of 1989", often referred to as the "Stark Bill", prohibits a physician who has a financial relationship with an entity from making referrals to the entity for the furnishing of clinical laboratory services for which payment is made under the Medicare or Medicaid programs. The Stark Bill, passed with an effective date of January 1, 1995, expands the application of the Medicare ban on self- referrals after December 31, 1994.

         As of the date of this filing, Modern Medical has not experienced any material adverse effects of limited Medicare and Medicaid referrals and has not experienced any material adverse effect as a result of the "Codey Bill", the "Stark Bill" or any other government regulations applicable to our business.

Competition

         Modern Medical faces competition from various other companies ranging from small local companies to those operating on a regional or national scale, such as Medical Resources Inc., U.S. Diagnostic Labs, Inc. and Healthcare Integrated Services, Inc. Although these companies may be more experienced or have more financial resources at their disposal, Modern Medical competes in the marketplace on the basis of its performance in the industry, its reputation for the quality of its services and its expertise in tailoring the structure of its contractual arrangements and services to meet the specific needs of its customers. Modern Medical does this by meeting with the hospital or physician to discuss the specific needs of each site. Thereafter a determination can be made as to which services Modern Medical will perform at a particular site and whether the hospital or physician wants to be financially involved in the site.

         Modern Medical believes that few of its competitors provide Modern Medical's range of services from full service medical technology centers to more limited mobile and fixed site arrangements. Modern Medical maintains close working relationships with two major equipment manufacturers (Hitachi and General Electric). Representatives of these manufacturers introduce Modern Medical to various clients in an effort to arrange joint ventures between Modern Medical and physician groups or hospitals in an effort to sell their equipment to the joint venture.

         Modern Medical's imaging centers compete for patients with other hospitals and radiology groups in their area. These centers and hospital customers compete on the basis of efficiency and service.

Insurance

         Modern Medical carries general liability insurance with coverage of up to $1,000,000 per claim and a commercial umbrella policy of $10,000,000. Modern Medical believes that such coverage is adequate. Additionally, Modern Medical maintains insurance for the replacement of all leased equipment at each of its facilities.

Employees

         As of January 1, 2000, Modern Medical employed 37 persons on a full-time basis and 39 persons on a part time basis. The following table reflects the employees per facility:


                                         TOTAL        FULL-TIME       PART-TIME

Modern Medical (Corporate)               12           10              2

Marlton                                  10           6               4

Morristown                               3            2               1

West Paterson                            10           3               7

JOINT VENTURES

South Plainfield                         5            1               4

Union                                    29           13              16

Passaic                                  7            2               5

Total:                                   76           37              39
                                         ==           ==              ==

Lease agreements at our joint venture sites

         Modern Medical as managing joint-venturer has entered into an equipment lease/purchase agreement with DVI Financial, dated December 1, 1993 which provides for the lease/purchase of one Picker 1.OT mobile MRI unit in a Calumet Coach payable over a 60 month term with payments each of $36,350 which is being charged as an expense of Modern Medical. On June 15, 1998, Modern Medical refinanced the lease purchase of the Picker 1.OT mobile MRI unit, reducing its monthly rental payment to $13,407 per month for a period of thirty-six (36) months. Modern Medical is current in all its payments. This leased equipment is presently located at the Muhlenberg Regional Medical Center in Plainfield, New Jersey.

         Modern Medical, as managing joint-venturer, has entered into an equipment lease/purchase agreement with DVI Financial, dated December 1, 1993 which provides for the lease/purchase of MRI and CT equipment payable over a 60-month term with payments each at $44,331 which was charged as an expense of the business and was paid in full in 1998. The leased equipment is presently located in Union, New Jersey. Modern Medical financed an Open MRI in Union, New Jersey in 1996 which is payable over a 60 month term at $23,403 per month. Modern Medical is current in all of its payments.

         Modern Medical, as managing joint-venturer, has entered into an agreement with Beth Israel MRI Corporation and Advanced Imaging Radiology Associates P.A. under which it provides clerical, billing and marketing services to an MRI facility which Modern Medical developed and is located on the campus of Beth Israel Hospital. During the last quarter of 1998, Modern Medical refinanced its lease with DVI Financial Services for the equipment located at the Beth Israel MRI Center. Under the terms of the refinancing Modern Medical extended the lease/purchase with DVI for sixty months for the unpaid balance. The resulting refinance lowered the monthly payments from $38,245 to $21,159.

         During the last quarter of 1998, Modern Medical refinanced its lease with DVI Financial Services for the South Jersey Equipment Leasing Corporation site in Marlton, New Jersey. Under the terms of the refinancing, Modern Medical extended the lease/purchase with DVI for sixty months for the unpaid balance. The resulting refinance lowered the monthly payments from $35,092 to $23,271.

         Management refinanced its equipment as described above in order to take advantage of lower finance rates, which lowered Modern Medical's monthly expenses by approximately $42,000 and increased cash flow.

Item 2.   Properties

         Modern Medical leases 1,765 square feet located at 1719 Route 10, Suite 117, Parsippany, New Jersey, which is comprised of Modern Medical's executive offices. Modern Medical is party to a lease covering the facility that expires on February 28, 2004, and provides for monthly rental payments of $2,721.82. Modern Medical believes that its facilities are adequate for its current and future operations.

Item 3.   Legal Proceedings

         In December 1999, KFC Ventures, LLC ("KFC") commenced an action in U.S. District Court in the Eastern District of Louisiana against Modern Medical Modalities Corporation, its wholly-owned subsidiary Metairie Medical Equipment Leasing Corp., and four principals of the Company and /or Metairie Medical Equipment Leasing Corp in a suit alleging KFC was fraudulently induced to invest in Open MRI of Metarie, LLC. KFC alleges claims for fraud, federal and state securities fraud, unfair trade practices, detrimental reliance, intentional breach of contract, breach of the covenant of good faith and fair dealing, and breach of fiduciary duty. Modern Medical believes the suit is without merit and intends to vigorously defend itself.

         In 1999, Stephen Findlay, former president of Prime Contracting Corp., commenced an action in Morris County Court in the State of New Jersey against Modern Medical Modalities Corporation making various assertions regarding the sale of Prime Contracting. Modern Medical intends to rigorously defend itself with respect to this case.

         In a related matter, Stephen Findlay named Modern Medical as a defendant in an arbitration. The arbitrator ruled that Modern Medical should not have been named and awarded legal fees to be paid by Stephen Findlay. Modern Medical has filed an action in the U.S. District Court for the District of New Jersey to enforce the arbitration award.

         In December 1999, Modern Medical was named as a defendant in a lawsuit filed by Stacey Travaglione, a former employee, in Federal District Court in the Southern District of New York. The suit alleges violations of the Americans with Disabilities Act and the New York State Human Rights Law. Modern Medical intends to rigorously defend itself with respect to this case.

                  Other than the above, Modern Medical is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         Modern Medical did not submit any matters to a vote of its securityholders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Modern Medical's Common Stock

         On March 12, 1999, we effected a 1 for 2 reverse split of our authorized and outstanding shares of common stock. As of March 31, 2000, we had 2,506,471 shares of common stock outstanding. Our common stock is traded on the Pink Sheets under the symbol "MODM." The following table sets forth the high and low closing bid prices for the common stock as reported on the Nasdaq SmallCap during 1998, 1999 and through May 25, 2000. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. All bid prices for the periods prior to our 1-for-2 reverse stock split effected on March 12, 1999, have been adjusted to reflect the reverse stock split.

                                                     Common Stock
                                                     ------------
Fiscal 1998                                     High                 Low
-----------                                  -----------------------------
First                                        $ 5.25                $3.50
Second                                         4.00                  .8125
Third                                          1.875                1.00
Fourth                                          .75                  .0625

Fiscal 1999
First                                        $ 2.75                $ .125
Second                                         3.25                 2.375
Third                                          3.25                 1.25
Fourth                                         3.50                 1.50

Fiscal 2000
First                                        $ 2.75                $1.375
Second                                         1.50                  .35
Third                                           .35                  .12
Fourth (through October 31, 2000)               .07                  .02

         On October 31, 2000, there were 49 holders of record of Modern Medical's 2,506,471 outstanding shares of Common Stock.

         On October 31, 2000, the last sale price of the Common Stock as reported on the Pink Sheets was $0.2031.

                                 Dividend Policy

         Modern Medical has never paid or declared dividends on its common stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon Modern Medical's earnings, its capital requirements, financial condition and other relevant factors. Modern Medical intends, for the foreseeable future, to retain future earnings for use in Modern Medical's business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

         When used in this Form 10-KSB and in future filings by Modern Medical with the Securities and Exchange commission, the words or phrases "will likely result" and "the company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements." Modern Medical wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Modern Medical has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

         In 1994, Modern Medical Modalities Corporation started Medical Marketing & Management, Inc. which markets not only the sites of Modern Medical, but for other physician groups and hospitals. In November 1994, Modern Medical acquired Prime Contracting Corp. in a business combination accounted for as a pooling of interests. Prime is a full service contractor who provides turnkey design and construction services for medical facilities primarily on the east coast of the United States. On December 27, 1995, Modern Medical entered into an agreement with Hamilton McGregor International Ltd., a related party, to sell all of the common stock of Prime for $1,200,000. Hamilton McGregor is a majority-owned subsidiary of RF Management Inc. Our Chairman, Roger Findlay, also serves as chairman of the board of directors of RF Management.

         In 1995, Modern Medical purchased Empire State Imaging Associates, Inc. On December 27, 1996, Modern Medical sold 65% of the common stock of Empire State for $250,000 to RF Management, a related party. Modern Medical commenced operations during the second, third and fourth quarters of 1995 and the first quarter of 1996, respectively, at sites located in Passaic and Somerset, New Jersey; Amherst, New York; and Morristown, New Jersey. During the third quarter of 1996, Modern Medical, through its wholly-owned subsidiary, West Paterson Medical Equipment Leasing Corp., entered into a lease and management services agreement at a site specializing in diagnostic imaging located in West Paterson, New Jersey. In addition, Modern Medical through its wholly-owned subsidiary Ohio Medical Equipment Leasing Corporation entered into a purchase and consulting agreement to acquire a 50.2% interest as a general (managing) partner of a diagnostic imaging center located in Sylvania, Ohio. Many of the fluctuations on the line items on the balance sheets and the statements of operations are directly attributable to the acquisition and start-up of these entities.

         In March 1997, Modern Medical entered into a contract for the sale of its stock in Empire State Imaging. Under the terms of the sale, the purchasing party paid $75,000 in advance, $175,000 at closing and the balance of $750,000 is payable in monthly installments of $25,000 commencing in April 1998.

         In March of 1998, Modern Medical sold to the KFC Venture LLC, 15% of Open MRI and Imaging Center of Metaire, LLC for $250,000 payable $100,000 upon execution of the agreement and $25,000 a month for six months. Under the terms of the agreement, $125,000 of the $250,000 must be paid back to KFC Venture LLC without interest before any profits can be distributed. Until such time, all distributions shall be divided equally with fifty percent of said distribution being paid to KFC Ventures, LLC as a return of its initial capital investment up to the amount of $125,000 and the other fifty percent of said distribution being distributed to the members in accordance with their percentage interests in Modern Medical.

         On May 7, 1998, Modern Medical entered into an agreement to sell 97.2% of its 72% ownership of Open MRI of Morristown, Joint Venture for $300,000. The terms required $100,000 payable at signing, and monthly payments in the amount of $50,000 on May 1, June 1, July 1 and August 1, 1998, all of which were made. Modern Medical retained the option to repurchase from the buyers, ADS Investment Corp. and Oak Knoll Management Corporation, the interest sold upon payment of $50,000 plus all prior payments and any additional costs incurred by the buyers. The option expired on August 31, 1998.

         On August 20, 1998, Modern Medical, ADS Investment Corp. and Oak Knoll Management Corporation modified the original agreement from a sale to a loan. The terms of the new agreement are as follows: a loan in the amount of $300,000, with interest due and payable at 12% per annum, secured by 70% of Open MRI. The loan is due and payable on September 30, 1998. The agreement also required the personal guarantees made by the lenders to DVI Business Credit Corporation on behalf of Modern Medical be replaced by September 30, 1998 as a condition of satisfactory settlement of the loan, which was completed. For services rendered between May 7, 1998 and the date of maturity of this loan, all distributions made to the lending parties by Open MRI will remain the property of the lending parties.

         On September 30, 1998, Modern Medical sold all but 2% of its 72% interest in Open MRI for $300,000 and the purchaser's agreement to provide Modern Medical's creditor, DVI Business Credit, personal guaranties of the principals of purchaser in an amount not to exceed $150,000. Modern Medical recorded a gain on this transaction in the amount of $30,171. Modern Medical has retained a 2% ownership interest in Open MRI.

         In September 1998, Modern Medical terminated the management contract with Southern Medical Consultants LLP for the management of Open MRI of Metaire. Accordingly pursuant to the agreement, if Southern Medical is not active in the site nor managing the site through the end of the lease payments, then no stock transfers will be made and none have been made to date.

Results of Operations:

For the year ended December 31, 1999 compared to the year ended December 31,
1998

Net Revenues from Services:

When comparing the year ended December 31, 1999 to the same period in 1998, the net revenue from services decreased $2,427,842 from $6,414,945 in 1998 to $3,987,103 in 1999. This decrease is attributable to the sale in 1998 of Doctors Imaging Associates ($1,166,394), Open MRI of Morristown Inc. ($863,556) and the return of Ohio Medical Equipment Leasing Corporation to DVI Financial Services ($774,768) totaling $2,804,718. This decrease was offset by increase net revenue from services from the Company's existing sites, specifically The MRI Center at PBI which increased by approximately $400,000 when comparing 1999 to 1998. This was offset by small increases at the Companies' other sites.

Cost of Services Provided/Selling, General and Administrative:

Cost of Services Provided/Selling, General and Administrative has decreased from 1998 to 1999 approximately $1,483,000. This decrease resulted from the sale of three centers; Doctors Imaging - $637,000, Open MRI of Morristown - $372,000, Sylvania Imaging - $646,000, plus marketing costs throughout the remaining centers of approximately $185,000 and medical equipment maintenance costs decreased by approximately $396,000 as a result a change from service contracts to repairs on a time and materials basis. These decreases were partially offset by the net increase of approximately $764,000 in stock-based compensation.

Stock Based Compensation

In 1998 the Company contracted with Benson Shore Capital, LLC to perform marketing services for the Company and was given 175,000 shares of stock in the Company in lieu of cash compensation. The value given the stock at that time was $106,953. In 1999 the Company contracted with various vendors (See note 12 to the financial statements) to perform various services for the Company ranging from marketing, special projects and seeking sources of capital for the Company. The value of the stock at the time of the awards in lieu of cash compensation was $869,778.

Depreciation Expense:

Depreciation Expense has reduced by $390,266 when comparing 1999 of $1,148,814 and 1998 of $1,539,080. The majority of the reduction is applicable to the Sale of Doctors Imaging Associates in the first quarter of 1999 and the closing of the Amherst Medical Equipment Leasing Corp. Depreciation expense for Doctors Imaging Associates in 1998 was $270,000 and for Amherst Medical Equipment Leasing Corp. was $48,108 totaling $318,828 of expense not included in 1999.

Interest Expense

Interest Expense has reduced by $309,777 when comparing 1999 ($631,179) and 1998 ($940,956). The majority of the reduction is due to the refinancing of the Companies existing sites with DVI Financial (except for Metairie) and the sale of Doctors Imaging Associates ($97,035) and closing of Amherst Medical Equipment Leasing Corporation at ($25,496).

Liquidity and Capital Resources:

         Modern Medical has a working capital deficiency of $1,320,976 at December 31, 1999 as compared to a working capital deficiency of $1,066,357 at December 31, 1998.

         During 1998, Modern Medical refinanced the following sites:

                                        OLD            NEW             DECREASE

Passaic Beth Israel MRI               $45,255         $24,557          $20,698
South Jersey Imaging                   37,267          23,217           14,050
South Plainfield Imaging               36,350          13,207           23,143
                                                                       -------

        Monthly reduction in debt funding                              $57,891
                                                                       =======

         On an annual basis the above refinancing results in a cash savings of $694,692. The above refinanced loans are for between thirty-six (36) and sixty
(60) months. Passaic Beth Israel has 48 months, South Jersey Imaging has twenty-four (24) months and South Plainfield has eighteen (18) months remaining on the refinanced notes at December 31, 1999.

         In addition, for the year ended December 31, 1999, Modern Medical reduced the balance of the outstanding accounts receivable working capital line of credit by approximately $189,000 ($667,000 to $478,000) and for the ten months ended October 31, 2000 the outstanding balance has been further reduced to $460,000. Modern Medical intends to continue to reduce the outstanding principal balance on this line of credit at a rate of 10% of the cash receipts of the applicable imaging centers.

         In July 1999, Modern Medical sold 148,702 shares of its common stock to accredited investors in a private placement transaction pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended. Modern Medical received gross proceeds of $283,000, before offering expenses of approximately $78,000, which Modern Medical intends to use for working capital and general corporate purposes.

         In October 1999, Modern Medical issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors which are due on October 18, 2000. The notes are convertible at anytime while any portion of the notes are outstanding into shares of Modern Medical's common stock at the lower of: (a) 72.5% of the lowest closing bid price of Modern Medical's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. Modern Medical has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. As of October 27, 2000, the notes were not converted into Modern Medical's common stock and Modern Medical is currently negotiating the conversion of this note to a long-term note. See "Note 8 of the Notes to Consolidated Financial Statements".

         In December 1999, the Company entered into a long-term note agreement with DVI Financial Services whereby it would be obligated to make 24 equal payments of $2,341.08 commencing December 20, 1999.

         During the fourth quarter of 1999, the Company entered into an agreement whereby Amherst Imaging Center would be run by Dr. Bahlia through June 30, 2000. The Company would not be affiliated with the center beyond the term of the facility lease and all assets at corresponding to the center were written down to their net realizable value which was estimated to be zero. The debt to DVI was written down to $45,000, the rent through July 31, 2000 was accrued and a close-down cost of approximately $22,000 was established.

         On March 3, 2000, the Company received a commercial line of credit in the amount of $300,000 from Bridge View Bank in Englewood, New Jersey. Pursuant to the terms of the line of credit, Roger Findlay, Gregory Maccia and Jan Goldberg, each of whom are executive officers and directors of Modern Medical are guarantors on the loan. The loan is for a one year period and the interest rate on the loan is based on Bridge View's Base/Prime commercial lending rate plus one (1) percent floating for the term of the loan.

         On March 13, 2000, West Patterson Equipment Leasing Corporation and Modern Medical entered into an agreement with Advanced Imaging and Radiology Associates, P.A. pursuant to which all functions of the West Patterson office will be turned over to Advanced Imaging. Advanced Imaging will be responsible for all operational expenses, including but not limited to payroll, rent, medical supplies, marketing materials, maintenance of equipment and lease payments on the equipment beginning on March 13, 2000. Additionally, both Advanced Imaging and its principals have guaranteed the remaining twenty-six payments of $11,858 on the leased equipment. All accounts receivable and accounts payable will remain with Modern Medical.

         During the first quarter of 2000 the Company retired its Line of Credit with Summit Bank in the amount of $600,000. This line was secured by a certificate of deposit at Summit which was used to payoff the line.

         Modern Medical believes that its current operations along with its current capital resources will provide it adequate working capital for the next twelve months.

         These are the only trends, commitments, events and/or material uncertainties known to Modern Medical.

Going Concern

         Modern Medical's 1999 and 1998 financial statements have been presented on a basis that it is a going concern. Due to significant losses during the years ended December 31, 1999 and 1998, the accountants' reports have an explanatory paragraph stating that Modern Medical's continued existence is in doubt.

         As described above, during 1999, Modern Medical reduced its administrative salaries, refinanced equipment and raised approximately $783,000 through the issuance of equity and debt securities. Management believes that its current operations along with its current capital resources will provide Modern Medical sufficient cash resources to support its operations for the next twelve months.

Valuation of Accounts Receivable

         Modern Medical values its uncollected accounts receivable as part of its determination of profit. Modern Medical constantly reviews the accounts receivable valuation. The continuing monthly review, gathering of additional information, as well as changing reimbursement rate, may cause adjustments to the accounts receivable valuation.

         We have not investigated whether our embedded systems, such as our electrical, heating or telephone systems, are year 2000 compliant. We expect, however, that our business would not experience any significant long-term harm even if any of these systems were to not be year 2000 compliant.

         There is, however, general uncertainty regarding the year 2000 issue and its effect on the overall business environment. We cannot currently determine whether the year 2000 issue will disrupt the U.S. economy or business infrastructure sufficiently to harm our business.

Item 7.  Financial Statements

See pages F-1 to F-28.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On March 7, 1998, the Company dismissed Weinick, Sanders & Co. LLP, located at 1515 Broadway, New York, New York 10036, as its independent accountants. The Company engaged Vincent J. Batyr & Co., located at 27 North Broadway, Tarrytown, New York 10591, as its new independent certified public accountants. In connection with the two most recent fiscal years and subsequent interim period preceding Weinick, Sanders & Co. LLP's dismissal, there were no disagreements with Weinick, Sanders & Co. LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Weinick, Sanders & Co. LLP's report on the financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified.

         On March 3, 2000, Vincent J. Batyr & Co. resigned. During the year ended December 31, 1998 the reports by Batyr on the financial statements of Modern Medical contained a going concern opinion. During the year ended December 31, 1997 the reports by Batyr on the financial statements of the company did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During Modern Medical's two most recent fiscal years and subsequent period up to March 3, 2000, there were no disagreements with Vincent J. Batyr & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         On March 1, 2000, upon receipt of approval of its Board of Directors, Modern Medical engaged Lazar, Levine & Felix LLP to serve as Modern Medical's independent certified public accountants. During Modern Medical's two most recent fiscal years prior to the hiring of Lazar, Levine & Felix LLP, and during any subsequent period through March 3, 2000, Modern Medical did not consult with Lazar, Levine & Felix LLP on any accounting or auditing issues.

         On April 11, 2000, the Company was informed by its previous auditors, Vincent J. Batyr & Co., that upon completion of their SEC Peer Review they were informed that they were no longer independent with respect to Modern Medical, and therefore the Company had to hire the firm of Liebman, Goldberg & Drogin, LLC to complete a new audit of the 1998 financial statements.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act

The officers and directors of the Company, and further information concerning them, are as follows:

Name                             Age         Position
----                             ---         --------
Roger Findlay                    52          Chairman of the Board of Directors
                                             and President

Jan Goldberg                     49          Vice President, Principal
                                             Accounting Officer, Treasurer and
                                             Director

Gregory Maccia                   46          Vice President, Secretary and
                                             Director

Fred Mancinelli                  57          Director

Carl Gedeon                      49          Director

Each of the above officers and directors shall hold office until the next annual meeting of the Company's shareholders and until a successor is elected and qualified.

ROGER FINDLAY is a co-founder and has been Chairman of the Board of Directors of the Company since its inception in June 1990. In March 1999, Mr. Findlay was appointed President of the Company. Since 1989, Mr. Findlay has also been co-founder of Technology Services, Inc., a software support company for medical offices and commercial accounts. Since 1986, he has also been founder and President of Northern New Jersey Medical Management, a general partner of a diagnostic imaging center. From 1986 to 1989, Mr. Findlay was President of Advacare, Inc., a practice management and physician billing company. He was co-founder and President of Effective Management Services, Inc., from 1984 to 1986, which provided facilities management and custom programming for hospitals, universities and physician groups. Mr. Findlay, from 1984 to 1986, was also co-founder and President of Medical Accounts Management Services, a software development company. From 1984 to 1986, Mr. Findlay was chief operating officer of NMR of America, Inc., a publicly traded company engaged in operating MRI sites. Mr. Findlay, from 1972 to 1986, was President and co-owner of Medical Billing Services, Inc. From June 1995 to the present, Mr. Findlay has served as Chairman of the Board of Directors of RF Management, a publicly-held company.

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

GREGORY MACCIA is a co-founder of the Company and was Vice President and Director until November, 1992. Since November 1992, Mr. Maccia has been the Vice President, Secretary and a Director of the Company. Mr. Maccia has also been President of Technology Services, Inc., a software design and facilities management company for medical and commercial accounts since 1989. From 1986-1989, Mr. Maccia was Vice President of Advacare, Inc., a national practice management and physician billing company. Since 1986, Mr. Maccia has been co-founder of Northern New Jersey Medical Management, Inc. He was co-founder and Vice President of Medical Accounts Management Services, Inc. (MAMS) from 1984 to 1986 which developed and sold physician, outpatient and clinical billing software systems. Mr. Maccia, from 1984 to 1986, was co-founder and Vice President of Effective Management Services, Inc. (EMS), which provided custom programming and facilities management with contracts to hospitals and universities in the tri-state area as well as collection agencies and non-medical entities. From 1977 to 1984, Mr. Maccia owned and managed his own consulting company. Mr. Maccia currently serves on the Board of Directors of RF Management, a publicly-held company.

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

Item 10.  Executive Compensation

          The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 1999 (referred to as "1999" in this table), the year ended December 31, 1998 (referred to as "1998" in this table) and the year ended December 31, 1997 (referred to as "1997" in this table) paid to the Company's Chief Executive Officer and the two other most highly compensated officers of the Company. Roger Findlay was appointed President of the Company in March 1999. Dominic Gugliemi served as the Company's President from August 1998 to March 1999.

Summary Compensation Table


Name and Principal                                    All Other
Position                   Year     Salary          Compensation
--------                   ----     ------          ------------

Roger Findlay              1999     $148,431         $4,200(1)
Chairman and CEO           1998     $118,215         $5,550(2)
                           1997     $38,462          $6,480(2)

Gregory Maccia             1999     $108,046         $4,200(1)
Vice President             1998     $ 76,153         $4,200(1)
                           1997     $ 27,692         $4,200(1)

Jan Goldberg               1999     $108,046         $4,200(1)
Vice President             1998     $ 76,153         $4,200(1)
                           1997     $ 27,692         $4,200(1)

Dominic Gugliemi           1999     $ 20,959         $  -0-
Former President           1998     $ 48,769         $1,500(2)
                           1997     $ 48,769         $2,700(2)

------------

(1) Includes a car allowance paid by Modern Medical.

(2) Includes a car allowance paid by Modern Medical, the cost of benefits, including premiums for life insurance and any other personal benefits provided by Modern Medical to such persons in connection with Modern Medical's business and directors fees.

Employment Agreements

         In June 1997, Modern Medical entered into a five-year employment agreement with Roger Findlay which expires in June 2002. Pursuant to the agreement Mr. Findlay receives an annual salary of $120,000 along with a monthly car allowance of $350. The agreement does not contain a non-competition agreement.

             In June 1997, Modern Medical entered into a five-year employment agreement with Jan Goldberg which expires in June 2002. Pursuant to the agreement Mr. Goldberg receives an annual salary of $95,000 along with a monthly car allowance of $350. The agreement does not contain a non-competition agreement.

             In June 1997, Modern Medical entered into a five-year employment agreement with Gregory Maccia which expires In June 2002. Pursuant to the agreement Mr. Maccia receives an annual salary of $95,000 along with a monthly car allowance of $350. The agreement does not contain a non-competition agreement.

Options to Named Executive Officer

The following tables set forth certain information with respect to all outstanding stock options granted during 1999 to the Company's Named Executive Officer.

                                  Option Grants

                      Number                                                  Potential Realizable
                      of                                                       Value at Assumed
                      Securities  % of Total                                    Annual Rates of
                      Underly-    Options                                         Stock Price
                      ing         Granted         Exercise    Expira-           Appreciation for
                      Options     to Employees    Price       tion                Option Term
Name of Holder        Granted     in Fiscal Year  ($/Share)   Date            5%($)          10%($)
--------------        ---------   --------------  ---------   -------        --------       --------
Roger Findlay         120,000     40.0%           $2.125      7/5/09         160,200         406,200
Gregory Maccia         70,000     23.3%           $2.125      7/5/09          41,097         237,069
Jan Goldberg           70,000     23.3%           $2.125      7/5/09          41,097         237,069


       Option Exercises in Last Fiscal Year and Fiscal Year End Values (1)

                                                                                               Value of
                                                                   Number of                  Unexercised
                                                                  Unexercised                In-the-Money
                                                                    Options                    Options
                                  Shares                           at FY-End                  at FY-End
                               Acquired on        Value           Exercisable/               Exercisable/
Name                          Exercise (#)     Realized          Unexercisable              Unexercisable
-----------------------------------------------------------------------------------------------------------------
                                                 $                                               $
Roger Findlay                    -0-            -0-              120,000/-0-                  -0-/-0-
Gregory Maccia                   -0-            -0-               70,000/-0-                  -0-/-0-
Jan Goldberg                     -0-            -0-               70,000/-0-                  -0-/-0-

(1) The closing bid price of a share of the Company's Common Stock at December 31, 1999 was $2.063.

Stock Option Plan

           In July 1999, the board of directors and shareholders adopted the 1999 stock option plan. The plan will be administered by the compensation committee or our board of directors, who will determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of the options and the option exercise price. The options may be granted as either or both of the following:

(a) incentive stock options, or (b) non-qualified stock options. 500,000 shares may be issued under this plan. To date, 300,000 options have been granted under the plan.

           In connection with the plan, the exercise price of each incentive stock option may not be less than 100% of the fair market value of our common stock on the date of grant or 110% of fair market value in the case of an employee holding 10% or more of our outstanding common stock. The aggregate fair market value of shares of common stock for which incentive stock options granted to any employee are exercisable for the first time by such employee during any calendar year, pursuant to all of our, or any related corporation's, stock option plan, may not exceed $100,000. Non-qualified stock options may be granted at a price determined by our compensation committee, but not at less than 85% of the fair market value of our common stock. Stock options granted pursuant to our stock option plan will expire not more than ten years from the date of grant.

           The plan is effective for a period of ten years, expiring in 2009. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to us. The plan is designed to enable our management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the plan may be exercised for up to ten years, and shall be at an exercise price all as determined by our board. Options are non-transferable except by the laws of descent and distribution or a change in control of us, as defined in the plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (a) the sale of substantially all of the assets of us and merger or consolidation with another company, or (b) a majority of the board changes other than by election by the stockholders pursuant to board solicitation or by vacancies filled by the board caused by death or resignation of such person.

           If a participant ceases affiliation with us by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant three months to exercise, except for termination for cause which results in immediate termination of the option.

           Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the plan.

           The plan may be terminated or amended at any time by our board of directors, except that the number of shares of common stock reserved for issuance upon the exercise of options granted under the plan may not be increased without the consent of our stockholders.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information as of October 15, 2000 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of Modern Medical, each officer and director of Modern Medical and all officers and directors as a group. The table does not include securities exercisable into common stock that have not yet vested or are not exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each such person or entity is 1719 Route 10, Suite 117, Parsippany, New Jersey 07054.

Name and Address                    Number of Shares           Percentage of
Of Beneficial Owner               Beneficially Owned(1)         Common Stock
-------------------               ---------------------        -------------
Roger Findlay(2)                       188,048                    7.2%

Jan Goldberg(3)                        138,046                    5.4%

Gregory Maccia(4)                      138,046                    5.4%

Fred Mancinelli(5)                      20,000                      *

Carl Gedeon(6)                          20,000                      *

All officers and directors             504,140                   18.0%
as a group (5 persons)(2)-(6)

* Less than one percent
-------------
(1) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2) Includes: (i) 68,048 shares of common stock; and (ii) options to purchase 120,000 shares which are currently exercisable.

(3) Includes: (i) 68,046 shares of common stock; and (ii) options to purchase 70,000 shares which are currently exercisable.

(4) Includes: (i) 68,046 shares of common stock; and (ii) options to purchase 70,000 shares which are currently exercisable.

(5) Includes options to purchase 20,000 shares of common stock of all which are currently exercisable.

(6) Includes options to purchase 20,000 shares of common stock all of which are currently exercisable.

Item 12.   Certain Relationships and Related Transactions

         Modern Medical believes that the transactions set forth below were made on terms no less favorable to it than could have been obtained from unaffiliated third parties. All future transactions, including any loans between Modern Medical and any of its officers, directors, principal stockholders and their affiliates will be approved by a majority of Modern Medical's board of directors and will continue to be on terms no less favorable to Modern Medical than could be obtained from unaffiliated third parties.

         Doctors Imaging Associates, a joint venture whose financial statements are consolidated with those of Modern Medical has received net non-interest bearing advances from Doctors Imaging Associates, Inc., a joint venture, totaling $225,717 and $240,751 at December 31, 1995 and December 31, 1994, respectively. Doctors Imaging Associates, Inc. is obligated to advance up to $250,000 from time to time for working capital as Modern Medical deems necessary. These advances are to be repaid prior to any distribution of profits to the joint venturers.

         On May 7, 1998, Modern Medical entered into an agreement to sell 97.2% of its 72% ownership of Open MRI of Morristown, Joint Venture (Open MRI) for $300,000. The terms required $100,000 payable at signing, and monthly payments in the amount of $50,000 on May 1, June 1, July 1 and August 1, 1998, all of which were made. Modern Medical retained the option to repurchase from the buyers, ADS Investment Corp. and Oak Knoll Management Corporation, which is owned by Alice Findlay, the wife of Roger Findlay, Modern Medical's President, the interest sold upon payment of $50,000 plus all prior payments and any additional costs incurred by the buyers. The option expired on August 31, 1998.

         On August 20, 1998, Modern Medical, ADS Investment Corp. and Oak Knoll Management Corporation modified the original agreement from a sale to a loan. The terms of the new agreement are as follows: a loan in the amount of $300,000, with interest due and payable at 12% per annum, secured by 70% of Open MRI. The loan is due and payable on September 30, 1998. The agreement also required the personal guarantees made by the lenders to DVI Business Credit Corporation on behalf of Modern Medical be replaced by September 30, 1998 as a condition of satisfactory settlement of the loan, which was completed. For services rendered between May 7, 1998 and the date of maturity of this loan, all distributions made to the lending parties by Open MRI will remain the property of the lending parties.

         On September 30, 1998, Modern Medical effectively sold all but 2% of its 72% interest in Open MRI for $300,000 and the purchaser's agreement to provide Modern Medical's creditor, DVI Business Credit, personal guaranties of the principals of purchaser in an amount not to exceed $150,000. Modern Medical recorded a gain on this transaction in the amount of $30,171. Modern Medical has retained a 2% ownership interest in Open MRI.

         On March 3, 2000, the Company received a commercial line of credit in the amount of $300,000 from Bridge View Bank in Englewood, New Jersey. Pursuant to the terms of the line of credit, Roger Findlay, Gregory Maccia and Jan Goldberg, each of whom are executive officers and directors of Modern Medical are guarantors on the loan. The loan is for a one year period and the interest rate on the loan is based on Bridge View's Base/Prime commercial lending rate plus one (1) percent floating for the term of the loan.

Item 13.         Exhibits, Lists and Reports on Form 8- K

(a) Exhibits

         27         Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MODERN MEDICAL MODALITIES CORPORATION

                              By: /s/ ROGER FINDLAY
                              ---------------------
                              Roger Findlay, President and Chairman of the Board

           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

       Signature           Title                                      Date
      -----------          -----                                      ----
/s/ Roger Findlay          President and Chairman of the Board        November 6, 2000
-------------------------
Roger Findlay

/s/ Jan Goldberg           Vice President, Principal                  November 6, 2000
-------------------------  Accounting Officer, Treasurer
Jan Goldberg               and Director



/s/ Gregory Maccia         Vice President, Secretary                  November 6, 2000
-------------------------  and Director
Gregory Maccia


                           Director                                   November 6, 2000
-------------------------
Fred Mancinelli


                           Director                                   November 6, 2000
-------------------------
Carl Gedeon

                                       28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Modern Medical Modalities Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 1999, and the results of operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency and has suffered recurring losses from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ LAZAR LEVINE & FELIX LLP

New York, New York
April 11, 2000 except as to
Note 8 which is dated
October 27, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Modern Medical Modalities Corporation and Subsidiaries


We have audited the accompanying consolidated statement of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1998 of Modern Medical Modalities Corporation and Subsidiaries. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit.

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

In our opinion, the consolidated statement of operations, changes in stockholders' equity, and cash flows referred to above present fairly, in all material respects, the consolidated financial position of Modern Medical Modalities Corporation and Subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency and has suffered recurring losses from operations. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ LIEBMAN GOLDBERG & DROGIN, LLP

Garden City, New York
October 27, 2000

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999

                                     ASSETS

Current assets:

        Restricted cash for line of credit repayment                                                   $   600,000
        Accounts receivable (less contractual allowances of $2,479,106)                                  2,234,677
        Account receivable - joint venture                                                                  35,333
        Note receivable from affiliate                                                                     131,394
        Deferred financing costs                                                                           180,000
        Other current assets                                                                               126,485
                                                                                                      -------------

                                 Total current assets                                                    3,307,889
                                                                                                      -------------

Other assets:
        Furniture, fixtures, equipment and leasehold improvements - net                                  4,697,223
        Investment in joint ventures                                                                       439,503
        Deposits                                                                                            25,530
        Deferred tax asset                                                                                 484,718
                                                                                                      -------------

                                  Total other assets                                                     5,646,974
                                                                                                      -------------

                                                                                                       $ 8,954,863

                                                                                                      =============






















           See Independent Auditors' Report and Notes to Consolidated
                              Financial Statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                                  $ 599,750
        Cash overdraft                                                                    525,079
        Accounts payable                                                                  802,788
        Accrued expenses                                                                  290,655
        Loan payable - joint venturer                                                      71,942
        Convertible debt                                                                  500,000
        Current portion long term debt                                                  1,607,813
        Due to affiliate                                                                  198,306
        Due to related party                                                               32,532
                                                                                     -------------

                               Total current liabilities                                4,628,865

Other liabilities:
        Long term debt, net of current portion                                          2,502,686
                                                                                     -------------

                                   Total liabilities                                    7,131,551
                                                                                     -------------

Minority interest                                                                         246,480
                                                                                     -------------

Commitments and contingencies

Stockholders' equity:
        Common stock, $0.0002 par value, Authorized - 15,000,000 shares
             Issued and outstanding - 2,506,471 shares                                        502
        Additional paid-in capital                                                      4,460,223
        Accumulated (deficit)                                                          (2,883,893)
                                                                                     -------------

                               Total stockholders' equity                               1,576,832
                                                                                     -------------

                                                                                      $ 8,954,863

                                                                                     =============










           See Independent Auditors' Report and Notes to Consolidated
                              Financial Statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the Years Ended December 31,
                                                                                --------------------------------
                                                                                     1999              1998
                                                                                -------------    ---------------
Operating income:
        Net revenues from services                                               $ 3,987,103        $ 6,414,945
        Cost of services provided                                                  2,995,350          3,114,144
                                                                                -------------    ---------------

Total operating income                                                               991,753          3,300,801
                                                                                -------------    ---------------

Operating Expenses:
        Selling, general and administrative                                        1,647,438          3,011,397
        Bad debts                                                                    108,350             23,750
        Depreciation and amortization                                              1,148,814          1,539,080
                                                                                -------------    ---------------

Total operating expenses                                                           2,904,602          4,574,227
                                                                                -------------    ---------------

(Loss) from operations                                                            (1,912,849)        (1,273,426)
                                                                                -------------    ---------------

Other income (expenses):
        Interest income                                                               35,156             57,218
        Interest expense                                                            (631,179)          (940,956)
        Miscellaneous income                                                          21,153            110,567
        Income from joint ventures                                                   114,940            151,601
        (Loss) on sale/disposal of subsidiaries                                       26,528           (979,221)
        Net gain on restructuring of debt                                             25,550                  -
                                                                                -------------    ---------------

Total other income(expense)                                                         (407,852)        (1,600,791)
                                                                                -------------    ---------------

(Loss) before income taxes and minority interest                                  (2,320,701)        (2,874,217)

Benefit for income taxes                                                                   -          1,630,273
                                                                                -------------    ---------------

(Loss) before minority interest                                                   (2,320,701)        (1,243,944)

Minority interests                                                                    11,532            122,337
                                                                                -------------    ---------------

Net (loss)                                                                      $ (2,309,169)      $ (1,121,607)
                                                                                =============    ===============

(Loss) per share, basic and diluted                                                  $ (1.09)           $ (0.68)
                                                                                =============    ===============

Number of weighted average shares outstanding                                      2,109,739          1,642,639
                                                                                =============    ===============




           See Independent Auditors' Report and Notes to Consolidated
                              Financial Statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                  Additional        Retained
                                       Number of      Common        Paid-In         Earnings
                                        Shares        Stock         Capital        (Deficit)          Total
                                      ------------  -----------  --------------  ---------------  --------------

Balance at December 31, 1997
     (as previously reported)           3,168,288        $ 634      $3,866,072        $ 546,883      $4,413,589

Adjustment for reverse stock split
     effective March 12, 1999          (1,584,144)        (317)            317                -               -
                                      ------------  -----------  --------------  ---------------  --------------

Balance at December 31, 1997            1,584,144          317       3,866,389          546,883       4,413,589

Write-down of note receivable
     relating to the sale of
     Prime Contracting Corporation              -            -        (747,650)               -        (747,650)

Issuance of common stock in
     connection with Benson Shore
     Capital, LLC consulting

     agreement                            175,000           35         106,918                -         106,953

Net loss for the year ended
     December 31, 1998                          -            -               -       (1,121,607)     (1,121,607)
                                      ------------  -----------  --------------  ---------------  --------------

Balance at December 31, 1998            1,759,144          352       3,225,657         (574,724)      2,651,285

Option exercise, Benson Shore

     Capital, LLC                         136,125           27               -                -              27

Proceeds from private placement           148,702           30         204,880                -         204,910

Stock issued for services                 462,500           93         869,686                -         869,779

Deferred financing costs in
     connection with
     warrants issued                            -            -         160,000                -         160,000

Net loss for the year ended
     December 31, 1999                          -            -               -       (2,309,169)     (2,309,169)
                                      ------------  -----------  --------------  ---------------  --------------

Balance at December 31, 1999            2,506,471        $ 502      $4,460,223     $ (2,883,893)     $1,576,832
                                      ============  ===========  ==============  ===============  ==============


           See Independent Auditors' Report and Notes to Consolidated
                              Financial Statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended December 31,
                                                                  -----------------------------------
                                                                       1999               1998
                                                                  ----------------   ----------------
Cash flows from operating activities
       Net (loss)                                                    $ (2,309,169)      $ (1,121,607)
                                                                     -------------      -------------
       Adjustments to reconcile net loss to net cash
       provided (used) byoperating activities:
              Depreciation and amortization                             1,148,814          1,539,080
              Contractual allowances                                     (223,430)           227,102
              Bad debts                                                   108,350             23,750
              Income from an unconsolidated joint venture                (114,940)          (151,601)
              Stock-based compensation recognized                         869,778            106,953
              Minority interest                                            11,532           (122,337)
              Deferred income taxes                                             -         (1,630,273)
              Reduction of goodwill                                             -          1,419,213
              Loss on sale/disposal of subsidiaries                             -            979,221
              (Gain) on sale of joint venture interest                    (26,528)                 -
              Net gain on restructuring of debt                           (25,550)                 -
Increase (decrease) in cash attributable to changes in
       operating assets and liabilities:

              Accounts receivable                                         491,808          2,061,033
              Accounts receivable - joint venturer                        550,274           (330,911)
              Affiliate receivables                                        87,873              5,733
              Deferred financing costs                                   (227,500)                 -
              Other current assets                                        152,578             64,030
              Deposits and other assets                                    21,297            105,074
              Accounts payable                                           (493,966)           358,738
              Accrued expenses                                           (459,646)           137,947
              Affiliate payables                                          (25,017)           205,143
              Joint venture advances                                     (218,717)                 -
                                                                     -------------      -------------
       Total adjustments                                                1,627,010          4,997,895
                                                                     -------------      -------------
Net cash (used) provided by operating activities                         (682,159)         3,876,288
                                                                     -------------      -------------
Cash flows from investing activities:

              Organization costs                                           97,698                  -
              Fixed asset acquisitions                                   (309,572)        (1,389,839)
              Fixed asset dispositions                                    898,562          2,460,693
              Proceeds from loan receivable - affiliate                   128,750             (7,500)
              Restructuring of note receivable                                  -           (747,650)
              Investment in joint venture                                  61,840            183,116
              Increase in minority interest                                43,795             (9,790)
                                                                     -------------      -------------
Net cash provided by investing activities                                 921,073            489,030
                                                                     -------------      -------------
Cash flows from financing activities:

              Proceeds from issuance of capital stock                          27                 35
              Proceeds from issuance of warrants                          160,000                  -
              Proceeds from private placement                             204,910                  -
              Proceeds from issuance of convertible debt                  500,000                  -
              Line of credit advances                                       4,198             (4,198)
              Loan payable - joint venturer                                     -            (38,525)
              Net reduction long term debt                             (1,146,101)        (4,403,795)
                                                                     -------------      -------------
Net cash (used) by financing activities                                  (276,966)        (4,446,483)
                                                                     -------------      -------------
Net decrease in cash and cash equivalents                                 (38,052)           (81,165)
Cash and equivalents, beginning of year                                   638,052            719,217
                                                                     -------------      -------------
Cash and equivalents, end of year                                       $ 600,000          $ 638,052
                                                                     =============      =============

Supplemental cash flow information
       Interest paid                                                    $ 608,551          $ 827,797
                                                                     =============      =============
       Income taxes paid                                                $      -           $      -
                                                                     =============      =============

           See Independent Auditors' Report and Notes to Consolidated
                              Financial Statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

(a)            Organization and Business:

               Modern Medical Modalities Corporation (the "Company") was incorporated in the State of New Jersey on December 6, 1989. The Company provides high technology medical equipment and management services to hospitals and physicians. Modern Modalities Corporation was incorporated in the State of New Jersey on June 4, 1990, for the same purpose. The two companies had common ownership, directors and officers. In July 1992 the two companies were merged under the laws of the State of New Jersey, by way of an agreement accounted for as a tax-free merger. The surviving corporation is known as Modern Medical Modalities Corporation.

(b)            Basis of Presentation:

               The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing and Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., South Jersey Medical Equipment Leasing Corp., Amherst Medical Equipment Leasing Corp., Open MRI of Morristown, Inc., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corporation, its majority owned subsidiary, Sylvania Diagnostics L.P., (in which the Company had a 50.2% interest until June 30, 1998, see Note 3), and its majority owned joint ventures, Plainfield MRI Associates, Joint Venture, MRI Imaging Center at PBI, Open MRI of Morristown, Joint Venture, Open MRI & Imaging Center of Metarie, LLC and Doctors Imaging Associates, Joint Venture (in which the Company had a 50% interest until February, 1999, see Note 3). The Company has an 84%, 75%, 72% and 85% interest, respectively, in the joint ventures, by contract manages the joint venture, is the managing joint venturer and has unilateral control. Investment in an unconsolidated minority-owned subsidiary, Empire State Imaging Associates, Inc., which was sold on June 30, 1998, in which the Company had a 35% interest and significant influence, was accounted for under the equity method. The Company sold 70 of its 72% owned subsidiary, Open MRI of Morristown, Joint Venture, on September 30, 1998. Investment in an unconsolidated joint venture, Union Imaging Associates, Joint Venture in which the Company has a 10% interest and significant influence, is accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

         (c)      Operating Revenue:

                  At each of the Company's diagnostic imaging centers, all medical services are performed exclusively by physician groups (the "Physician Group" or the "Interpreting Physician(s)"), generally consisting of radiologists with whom the Company has entered into a facility service or independent contractor agreements. Pursuant to such agreements, the Company agrees to provide equipment, premises, comprehensive management and administration, (typically including billing and collection of receivables) and technical imaging services, to the Interpreting Physician(s).

                  Net revenues from services are reported, when earned, at their net realizable amounts from third party payers, patients, and others for services rendered at contractually established billing rates which generally are at a discount from gross billing rates. Known and estimated differences between contractually established billing rates and gross billing rates ("contractual allowances") are recognized in the determination of net revenues from services at the time services are rendered. Subject to the foregoing and various state and Federal regulations, imaging centers operated or managed by the Company recognize revenue under one of the following two types of agreements with Interpreting Physicians:

         Type I - In accordance with a facility service agreement with Interpreting Physician(s) or Physician Group, the Company receives a technical fee for diagnostic imaging procedures performed, the amount of which is dependent upon the type of procedures performed at the center. The fee included in revenues is net of estimated contractual allowances. The Company and the Interpreting Physician(s) or Physician Group proportionally share in any losses due to uncollectible amounts from patients and third party payers, and the Company has established reserves for its share of the estimated uncollectible amount.

         Type II - The Company bills patients and third party payers directly for services provided and pays the Interpreting Physician(s) either (i) a fixed percentage of fees collected for services performed at the center, or (ii) a contractually fixed amount based upon the specific diagnostic imaging procedures performed. Revenues are recorded net of contractual allowances and the Company accrues the Interpreting Physician(s) fees as an expense on the consolidated Statements of Operations. The Company bears the risk of loss due to uncollectible amounts from patients and third party payers, and the Company has established reserves for such amounts.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

                  Management fees are generated through a contractual agreement between the Company and a joint venture, Union Imaging Associates, Joint Venture ("Union"), in which the Company owns a minority interest, based on a percentage of cash collections. Under the terms of the joint venture agreement, the Company receives 11.25% of the joint venture's percentage of the cash collections in exchange for managing the joint venture. The Company records management fees from Union as income when realized. The Company's responsibilities include the management of all personnel, leasing of operating facilities and equipment, negotiation of contracts, payments of debts and obligations and preparation and review of invoices and claims.

         (d)      Contractual Allowances:

                  The physicians with which the Company contracts, operate under various payment systems with third-party payers. A substantial portion of the Company's revenues are attributable to payments made by government-sponsored health care programs and other third party payers. The Company receives these payments either directly, in the case of imaging center revenues relating to reimbursable direct patient billings, or indirectly, in the case of technical fee-for-service payments by hospitals. Any change in reimbursement regulations, or the enactment of legislation, which would have the effect of placing material limitations on the amount of reimbursement for imaging services could adversely affect the operations of the Company. In addition, health care reimbursement programs are not uniformly prompt in making required payments. Extensive payment delays are not uncommon, and the Company's financial resources could be strained while awaiting payment.

         (e)      Use of Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         (f)      Concentration of Credit Risk/Fair Value:

                  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

                  The Company maintains, at times, deposits in federally insured financial institutions in excess of federally insured limits. Management attempts to monitor the soundness of the financial institutions and believes the Company's risk is negligible.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

                  Concentrations with regard to accounts receivable are limited due to the Company's large customer base.

                  The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term of these items. The carrying amount of long-term debt also approximates fair value since the interest rates on these instruments approximate market interest rates.

         (g)      Cash and Cash Equivalents:

                  The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company places its cash with high credit quality financial institutions.

         (h)      Accounts Receivable:

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

         (i)      Furniture, Fixtures, Equipment and Leasehold Improvements:

                  Furniture, fixtures, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for, generally using the straight-line method over the lease term or the estimated useful lives of the related asset, which is five to seven years for office equipment and furniture and fixtures, and ten years for medical equipment.

         (j)      Deferred Financing Costs:

                  All deferred financing costs incurred by the Company in conjunction with the issuance of convertible notes and warrants are to be amortized over a period of twelve months, the term of the debt.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

         (k)      Revenue and Cost Recognition:

         The Company recognizes revenue from services upon performance of medical, management and marketing services for financial statement reporting purposes.

         (l)      Income Taxes:

                  The Company utilizes Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which provides for income tax accounting under the asset and liability method and requires adjustment of deferred tax balances for changes in tax laws and rates. The Company reports income on the cash basis for income tax reporting purposes. Provision for income taxes includes federal and state income taxes currently payable and those deferred because of temporary differences arising primarily from the recognition of income on the cash basis for tax purposes versus the accrual basis for financial reporting purposes.

         (m)      Earnings Per Share:

                  Basic earnings (loss) per share of common stock was computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year in accordance with SFAS #128.. Average common equivalent shares (stock options and warrants) outstanding have not been included, as the computation would be anti-dilutive.

         (n)      Reclassifications:

                  Certain reclassifications have been made to the 1998 financial statements to conform the 1999 presentation.

         (o)      Stock-based Compensation:

                  SFAS No. 123 "Accounting for Stock Based Compensation", effective January 1, 1996, requires the Company to either record compensation expense or to provide additional disclosures with respect to stock awards and stock option grants made after December 31, 1994. The accompanying Notes to Consolidated Financial Statements include the disclosures required by SFAS No. 123. No compensation expense is recognized pursuant to the Company's stock option plan under SFAS No. 123 which is consistent with prior treatment under APB No. 25.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

         (p)      Advertising and Promotion Costs:

                  Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the two years ended December 31, 1999 and 1998, such costs aggregated $65,407 and $250,343, respectively.

         (q)      Retirement Plan:

                  The Company maintains a qualified 401 (k) wage deferral plan. Employees may defer a portion of their salary. The Company does not contribute to the plan.

         (r)      Comprehensive Income:

                  In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which prescribes standards for reporting other comprehensive income and its components. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not yet required.



NOTE 2 - GOING CONCERN UNCERTAINTY.

                  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $1,385,809 as of December 31, 1999, and has sustained significant losses from operations for the past few years, which raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                  The Company has begun implementation of a restructuring plan for its subsidiaries and believes this plan will make the Company profitable in future periods. This plan includes increasing marketing personnel to increase patient service revenue, as

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 2 - GOING CONCERN UNCERTAINTY. (Continued)

         well as a reduction of administrative personnel. Duties of those employees whose jobs were eliminated were reassigned to existing employees. Management believes that the steps it is taking will allow the Company to continue in existence.

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS.

                  In October 1995, the Company entered into a joint venture ("Open MRI of Morristown, Joint Venture") agreement with RMC Consulting, Inc. and two individuals to develop a MRI facility located in Morristown, New Jersey. In December 1995, Open MRI of Morristown, Inc. ("Open MRI"), a wholly-owned subsidiary of the Company, was assigned the Company's interest in the joint venture. Open MRI accepted delivery of a new magnetic resonance imaging machine and opened in February 1996. The Company had a 72% interest in the profit, obligations and liabilities under the joint venture agreement until September 30, 1998. On September 30, 1998 the Company sold 70 of its 72% interest in Open MRI of Morristown, Joint Venture for $300,000 and the purchaser's agreement to provide the Company's creditor, DVI Business Credit, personal guaranties of the principals of purchaser in an amount not to exceed $150,000. The Company recorded a loss on this transaction in the amount of $68,538. The Company has retained a 2% ownership in Open MRI.

                  On November 1, 1994, the Company acquired Prime Contracting Corp. ("Prime") in a business combination accounted for as a pooling of interests. Prime, a full service contractor providing turnkey design and construction services, became a wholly-owned subsidiary of the Company, through the exchange of 112,457 shares of the Company's common stock (market value of $650,000) for all of the shares of the outstanding stock of Prime. On December 27, 1995, the Company entered into an agreement with a related party to sell all of the common stock of Prime for $1,200,000, payable as follows: $100,000 upon execution, $100,000 at closing and a promissory note bearing interest at prime plus one percent, payable in two installments, $600,000 after six months, and $400,000 after one year. If Prime's gross annual revenue for the calendar year 1996 falls below $3,000,000, then the final payment of $400,000 shall be forfeited. The Agreement was modified in 1996 to extend the note payments of $600,000 to October 1997 and $400,000 to April 1998. Additionally, the modified agreement required the Company to charge $358,000 of receivables from Prime to additional paid-in capital in 1996 as an adjustment to the sale price. On March 3, 1998, the agreement was restructured, resulting in a writedown of the receivable from the related party in the amount of $747,650 (see
         Note 4).

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS. (Continued)

         On December 27, 1996, the Company entered into a stock purchase agreement with a related party to sell 65% of the capital stock of its' subsidiary, Empire State Imaging Associates, Inc. ("Empire") for $250,000, payable as follows: $25,000 AT THE CLOSING AND NINE EQUAL MONTHLY INSTALLMENTS OF $25,000 PLUS INTEREST AT PRIME PLUS ONE PERCENT. The Company recorded an increase of $165,631 to stockholders' equity which represents the excess of the sale price over the net assets of Empire. On June 30, 1998, the Company and its affiliate sold all the outstanding stock of Empire to MID Rockland Imaging Partners, Inc., an unrelated party, for the principal sum of $2,500,000. The Company recorded a loss on this transaction in the amount of $742,619.

                  In July 1996, the Company, through Ohio Medical Equipment Leasing Corporation, ("OME"), entered into a purchase and consulting agreement with Medical Advances, Inc. ("Medical") to acquire an interest as a general (managing) partner of Sylvania Diagnostics ("Sylvania"), an Ohio Limited Partnership, for one dollar. The interest acquired represents 50.2% of the total units outstanding. Sylvania is a diagnostic imaging center located in Sylvania, Ohio.

                  As a result of this acquisition, the Company recorded the difference between the acquisition price of one dollar and the allocated percentage of the cumulative deficit as goodwill and the cumulative allocated losses in excess of basis of the limited partners of Sylvania as an intangible asset as of July 1, 1996, the date of acquisition. The Company records its allocated portion of profits and losses based upon its 50.2% ownership percentage. The Company also entered into an agreement with DVI which provides for $135,000 of working capital advances which are only to be used for operating Sylvania. If the Company determines that operating Sylvania is not profitable, DVI will purchase either Sylvania or OME for one dollar. In August 1996, Sylvania entered into an agreement with DVI to refinance equipment and related leasehold improvements in the aggregate amount of $2,127,366. The amount was payable in 64 monthly installments commencing in March 1997 of $20,000 for the first four months and $44,968 over the remaining 60 months. The Company is indemnified for all prior liabilities and obligations of the limited partnership by DVI, an equipment finance company who is the lessor of Sylvania medical equipment. On June 30, 1998, the Company exercised its option and sold Sylvania back to DVI for one dollar. As a result of this disposition, the Company recorded a loss in the amount of $168,064.

                           In July 1996, the Company, through its wholly-owned subsidiary West Patterson Medical Equipment Leasing Corp. ("WPMEL"), entered into a lease and management services agreement with Advanced Imaging & Radiology Associates, P.A.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS. (Continued)

         ("M.D."). The agreement provides that WPMEL will lease office space, fixtures and equipment and will provide management services to M.D. over an initial term of five years with a five year renewal option. The site located in West Paterson, New Jersey, is a medical practice specializing in diagnostic imaging.

                  In June 1997, Metaire Medical Equipment Leasing was incorporated in the state of New Jersey, as a 100% owned subsidiary of the Company. In October of 1997, Metaire Medical Equipment Leasing Corporation was registered as a Corporation doing business in the State of Louisiana. On April 15, 1998, Open MRI & Imaging Center of Metairie, LLC ("LLC") was organized in the state of Louisiana. Under terms of the venture agreement, the Company, through its 100% owned corporation, owns 85% of the LLC. The 15% interest owner, KFC Venture, LLC, made an initial capital contribution of $250,000. Profits shall be allocated to the interest holders in proportion to their percentages after such time as KFC Ventures has been repaid $125,000 of its initial capital contribution without interest. Until such time, all distributions shall be divided equally with fifty (50%) percent of said distribution being paid to KFC Ventures, LLC as a return of its initial capital contribution up to the amount of $125,000 and the other fifty (50%) percent of said distribution being distributed to the members in accordance with their percentage interests in the Company.

                  In February, 1999, the Company sold its 50% interest in Doctor's Imaging Associates, Joint Venture to a separate company with common ownership (an unrelated party) for $100,000, resulting in a gain of $26,528.


NOTE 4 - RESTRUCTURING OF NOTE RECEIVABLE

                  On March 3, 1998 the Company restructured the promissory note receivable for the sale of Prime Contracting Corp. to a related party as follows: $200,000 in cash payable over 36 months, plus interest calculated at prime plus 1% and a 36 month option to purchase 250,000 shares of the related party stock at $0.05 per share. The Company charged capital for the write down of the receivable in the amount of $747,650.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 5 - FURNITURE, FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS.

         Furniture, fixtures, equipment and leasehold improvements consist of the following:

                                                               December 31,
                                                                  1999
                                                               -----------
         Medical Equipment                                     $ 8,844,464
         Building                                                  310,860
         Furniture and Fixtures                                     60,680
         Automobiles                                                22,860
         Leasehold improvements                                    353,392
                                                               -----------
                                                                 9,592,256

         Less:  Accumulated Depreciation
                   and Amortization                              4,895,033
                                                               -----------

                                                               $ 4,697,223
                                                               ===========

NOTE 6 - INVESTMENT IN JOINT VENTURE.

                  In 1990, the Company acquired a ten percent (10%) interest in Union Imaging Associates, Joint Venture, which it accounts for using the equity method of accounting due to the significant influence it has on the joint venture as its managing venturer.

                  The following is a summary of selected financial information from the financial statements of the joint venture in which the Company has an investment.

                                     Total             Long-Term           Total           Total
                                    Assets               Debt           Liabilities       Capital
                                    ------             ---------        -----------       -------
         December 31, 1999        $4,638,381           $1,103,246        $2,043,051     $2,595,330
         December 31, 1998         4,485,673            1,271,846         1,741,863      2,743,810

                                                                                            10%
                                                          Gross                          Allocation
                                                        Revenues         Net Income      of Income
                                                       ---------         ----------      ----------
         December 31, 1999                             $4,369,519        $1,028,980       $102,898
         December 31, 1998                              4,141,948         1,492,754        149,275

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 6 - INVESTMENT IN JOINT VENTURE. (Continued)

         In accordance with the Company's agreement with Union Imaging Associates, the Company has received management fees and partner cash distributions as follows:

                                                                                   Years Ended
                                                                       --------------------------------
                                                                          12/31/99             12/31/98
                                                                       --------------------------------
                                                                                  (in thousands)
                  Revenue Received:
                           Management fees                                 $521.9               $708.0
                           Partner cash distributions                       104.2                117.1
                                                                       --------------------------------
                                Total receipts                             $626.1               $825.1
                                                                       =================================

                  Income generated from other joint ventures that the Company owns an interest in aggregate $12,042 and $2,326 for the years ended December 31, 1999 and 1998, respectively.

NOTE 7 - LINE OF CREDIT.

                  In April 1995, the Company secured a line of credit with Summit Bank for $600,000 at the bank's prime rate for commercial borrowers. As of December 31, 1999, the amount of the liability under the line of credit was $599,750. The line of credit is secured by a certificate of deposit in the amount of $600,000. During the first quarter of 2000 the line of credit was retired by redemption of the certificate of deposit.

NOTE 8 - CONVERTIBLE DEBT

                  In October 1999, the Company issued an aggregate of $500,000 principal amount of it's 10% convertible notes to two investors which are due on October 18, 2000. The note is convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2,.0625. The Company has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. As of October 27, 2000, the notes were note converted to the Company's common stock and the Company is currently negotiating the conversion of this note to a long-term note.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 9 - EMPLOYEE STOCK OPTIONS.

                  Stock options granted to date under the Company's 1999 Stock Option Plan expire ten years after date of grant and are immediately exercisable.

                  A summary of options granted and related information for the year ended December 31, 1999 is as follows:

                                                                                Weighted Average
                                                     Options                     Exercise Price
                                                     -------                    ----------------
         Outstanding, December 31, 1998                  -                             -

         Granted                                     300,000                         $2.125

         Exercised                                       -                             -

         Canceled                                        -                             -
         ------------------------------------------------------------------------------------------

         Outstanding, December 31, 1999              300,000                         $2.125
                                                     =======                        =======

                  The weighted-average remaining contractual life of these options is approximately 9.5 years. Outstanding options at December 31, 1999 are held by 5 individuals.

                  The Company applies APB 25 and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized for its Option Plan. Had compensation cost for the Option Plan been determined using the fair value based method, as defined in SFAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                 1999
                                                                 ----
                  Net earnings:
                           As reported                       ($ 1,878,973)
                           Pro forma                         (  2,516,473)
                  Basic and diluted earnings per share:
                           As reported                             ($0.89)
                           Pro forma                              (  1.19)

                  The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999: expected volatility of 50%; risk free interest rate of 6.0%; and expected lives of 4 to 5 years.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 10 - LONG-TERM DEBT

         Long-term debt consists of the following:
                                                            December 31, 1999
                                                            -----------------
             Capitalized lease obligations  (a)                $3,636,751
             Accounts receivable financing  (b)                   477,999
                                                               ----------
             Total long-term debt                               4,114,750

             Current portion                                    1,607,813
                                                               ----------
             Long-term debt, net of current portion            $2,506,937
                                                               ==========

         (a) Capitalized Lease Obligations:

                  The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. Accumulated depreciation of assets under capital lease at December 31, 1999 aggregated $4,510,062. The interest rates on these capital leases vary between 10% and 17.19% per annum.

         (b) Accounts Receivable Financing:

                  The Company entered into two separate agreements with DVI to finance up to $1,500,000 of the accounts receivable balances from two of the Company's subsidiaries and one of its joint ventures and $1,500,000 of the accounts receivable balance from the Company's unconsolidated joint venture. The agreements extend for consecutive one year terms. The agreements are non-cancelable, except in the event of default by the Company. At December 31, 1999, the amounts financed under these agreements totaled $477,999. The Company has guaranteed the $1,500,000 financing line of credit of the unconsolidated joint venture. The unconsolidated joint venture has loaned the Company $110,467 from the proceeds of this line of credit.

                  The future principal payments for long-term debt are as follows:

                                                  December 31, 1999

                           2000                      $1,607,813
                           2001                       1,170,775
                           2002                         690,363
                           2003                         524,978
                           2004                         120,821
                                                     ----------
                                                     $4,114,750
                                                     ==========

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 11 - RESTRUCTURING OF LONG-TERM DEBT

                  In December 1999, the Company restructured a long-term note agreement with DVI related to the original equipment lease for Amherst Medical Equipment Leasing as follows: $45,000 payable over 24 months, plus interest at 11.5%. The Company recorded a gain on restructuring of debt in the amount of $355,295. The Company wrote-down the related assets in the amount of $318,745.

NOTE 12 - STOCKHOLDERS' EQUITY

                  In February 1994, the Company completed an initial public offering of its securities pursuant to the Securities Act of 1993 (as amended) from which it received proceeds of $1,986,181, net of commissions and expenses of the offering of $601,319. The offering included the sale of 258,750 units including the underwriters' over allotment of 33,750 units at a selling price of $10.00 per unit. Each unit consisted of one (1) share of the Company's $0.0002 par value common stock ("Common Stock") one (1) Class A Redeemable Common Stock Purchase Warrant ("A Warrant") and one (1) Class B Redeemable Common Stock Purchase Warrant ("B Warrant). Each A Warrant entitles the holder to purchase one (1) share of Common Stock for a period, as extended to February 5, 2001 at a price of $4.00. Each B Warrant entitles the holder to purchase one (1) share of Common Stock for a period, as extended to February 5, 2001 at a price of $4.00.

                  On September 18, 1998, the Company entered into a consulting agreement with Benson Shore Capital, LLC ("Consultant"), for a period of one year. The agreement required the consultant to render assistance to the Company as follows: developing strategic initiatives and related industry partnerships, including providing assistance with respect to acquisitions, joint ventures, and strategic business alliances. The Company compensated the consultant by issuing 175,000 shares of its common stock and options to acquire 136,125 shares of common stock.

                  On January 28, 1999, the Company entered into a six month financial consulting agreement with Mr. Richard Surber to provide consultation services regarding: potential strategies for generating new business for the Company, structuring of potential business opportunities for the Company, general corporate filings as needed, and document preparation as needed to accomplish the aforementioned. The Company paid Mr. Surber a retainer fee of 20,000 shares of its common stock in addition to an hourly rate for services rendered.

                  On March 11, 1999, the Company effectuated a one for two reverse stock split of the Company's issued and outstanding shares of common stock. The reverse stock split

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 12 - STOCKHOLDERS' EQUITY. (Continued)

         became effective on March 12, 1999. After the reverse stock split, the Company had 1,759,144 shares of common stock issued and outstanding and a total of 2,500,000 shares authorized for issuance.

                  On April 8, 1999 and July 17, 1999, the Company changed its common stock stated par value from $.0001 to $.0002 and increased its authorized shares from 2,500,000 to 15,000,000, respectively.

                  On April 12, 1999 Benson Shore Capital, LLC, exercised its option to acquire 136,125 shares (adjusted for the one for two reverse stock split of the company's common stock) at $.0002 per share.

                  In July 1999, the Board of Directors of the Company passed a resolution authorizing the management of the Company to initiate steps for a private placement of the Company's securities in order to raise capital. Management was granted authority to prepare a Private Placement Memorandum pursuant to Regulation D Rules governing the Limited Offer and Sale of Securities Without Registration Under the Securities Act of 1933 (as amended) and to register the securities in any state jurisdiction that management felt was required and appropriate. On July 20, 1999, the Company closed $283,000 ($204,910 after expenses) of its private placement for an aggregate of 148,702 shares of its common stock. The number of shares of common stock was determined by taking the average closing bid price for the five trading days prior to July 20, 1999 and deducting 30% from such average. Additionally, 25,000 shares were issued to the placement agent in connection with the private placement.

                  In January 1999 the Company issued 330,000 shares of its common stock to Allen Wolfson, as compensation, as required by the advisor agreement.

                  In July 1999 the Company issued 37,500 shares of its common stock to two individuals, as compensation, for services rendered.

                  In October 1999, the Company issued 2,500,000 warrants to purchase shares of common stock at an exercise price of $2.0625, subject to adjustment, in connection with the issuance of its $500,000 convertible note. The warrant holders are entitled to purchase the shares at anytime for a period of three years, this right expires on October 18, 2002. In connection with the issuance, the Company issued 60,000 shares of common stock as follows: J. Hyett, 45,000 shares; Libra Finance, S.A., 10,000 shares; Hyett Capital, LTD, 5,000 shares.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 13 - STOCK-BASED COMPENSATION

         The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 123 "Accounting for Stock-Based Compensation". The following table reflects stock-based compensation to non-employees for the years ended December 31, 1999 and 1998 (See Footnote 9):

------------------------------------------------------------------------------------------------------------------------
Recepient         Benson         Alan        Richard         Barry         Jody             Royal        J. Heytt
of shares          Shore        Wolfson       Suber          Ellen        Samuels          Hutton
                 Capital,
                    LLC
------------------------------------------------------------------------------------------------------------------------
Number of        175,000        330,000        20,000         12,500         15,000         25,000         45,000
shares of        shares of      shares of      shares of      shares of      shares of      shares of      shares of
common           common         common         common         common         common         common         common
stock            stock, and     stock          stock          stock          stock          stock          stock
issued           options to
                 acquire
                 136,125
                 shares of
                 common
                 stock
------------------------------------------------------------------------------------------------------------------------
Date granted     Sept. 18,      Jan. 28,       Jan. 28,       Jul. 2,        Jul. 2,        Jul. 2,        Oct. 19,
                   1998          1999           1999           1999           1999           1999           1999
------------------------------------------------------------------------------------------------------------------------
Fair               $106,953      $386,100       $23,400         $26,625        $31,950        $56,425       $78,985
market
value of
compensation
------------------------------------------------------------------------------------------------------------------------
Basis to         Market         Market         Market         Market         Market         Market         Market
determine        price quoted   price quoted   price quoted   price quoted   price quoted   price quoted   price quoted
fair market      on the         on the         on the         on the         on the         on the         on the
value            NASDAQ         NASDAQ         NASDAQ         NASDAQ         NASDAQ         NASDAQ         NASDAQ
                 of $4.625,     of $1.375,     of $1.375,     of $2.50,      of $2.50,      of $2.625,     of $2.0625,
                 less a         less a         less a         less a         less a         less a         less a
                 discount of    discount of    discount of    discount of    discount of    discount of    discount of
                 15%            15%            15%            15%            15%            15%            15%
------------------------------------------------------------------------------------------------------------------------
Classification   Selling,       Selling,       Selling,       Selling,       Selling,       Selling,       Selling,
on Statement     general and    general and    general and    general and    general and    general and    general and
of Operations    administrative administrative administratve  administrative administrative administrative administrative
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
Recepient       Libra          Hyett         Austinvest       Libra        Esquire
of shares       inance,       Capital,         Anstalt       Finance,     Trade and
                 S.A.           LTD            Balzers         S.A.        Finance
                                                                            Corp.
------------------------------------------------------------------------------------------
Number of        10,000         5,000          500,000        1,500,000     500,000
shares of        shares of      shares of      warrants       warrants      warrants
common           common         common
stock            stock          stock
issued





------------------------------------------------------------------------------------------
Date granted     Oct. 19,       Oct. 19,        Oct. 19,      Oct. 19,      Oct. 19,
                  1999           1999            1999          1999           1999
------------------------------------------------------------------------------------------
Fair               $17,529        $8,765         $80,000       $240,000       $80,000
market
value of
compensation
------------------------------------------------------------------------------------------
Basis to         Market         Market         Black-         Black-        Black-
determine        price quoted   price quoted   Scholes        Scholes       Scholes
fair market      on the         on the         option-        option-       option-
value            NASDAQ         NASDAQ         pricing        pricing       pricing
                 of $2.0625,    of $2.0625,    model          model         model
                 less a         less a
                 discount of    discount of
                 15%            15%
------------------------------------------------------------------------------------------
Classification   Selling,       Selling,       Selling,       Selling,      Selling,
on Statement     general and    general and    general and    general and   general and
of Operations    administrative administrative administrative administrativ administrative
------------------------------------------------------------------------------------------

         The Company incurred a charge for stock-based compensation in the amount of $869,779 and $106,953 for the years ended December 31, 1999 and 1998, respectively.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 14 - INCOME TAXES

                  The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.
                  The Company has recorded an income tax provision (credit) at December 31, 1999 and 1998 of $ -, and $(1,630,273) respectively. The Company has a net operating loss carry-forward for federal income tax purposes of approximately $5,600,000, and a capital loss carryforward approximating $1,068,000 at December 31, 1999 available to offset income taxes through 2014, and 2003, respectively.

         The provision (credit) for income taxes is comprised of the following:

                                               December 31,
                                               ------------
                                             1999         1998
                                             ----         ----
         Current:
            Federal                        $      -     $        -
            State and local                       -              -
         Deferred:
            Federal                               -     (1,296,775)
            State and local                       -     (  333,458)
                                           --------    -----------
         Net income (loss)                 $      -    $(1,630,233)
                                           ========    ===========

         The following is a reconciliation for the U.S. federal statutory tax rate and the apparent tax rate:

                                             1999         1998
                                             ----         ----

         U.S. Federal statutory rate              -         (34.0%)
         State taxes                              -         ( 9.0 )
                                           --------    -----------
         Effective tax rate                                 (43.0%)
                                           ========    ===========

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 14 - INCOME TAXES. (Continued)

         The tax effects of temporary differences and carryforwards which give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                          Deferred Tax
                                                                          ------------
                                                                  Asset                Liabilities
                                                                  -----                -----------
                  Net revenues                                          -                $ 960,911
                  Other receivables                                     -                  109,385
                  Operating expenses                            $ 485,232                        -
                  Depreciation                                          -                  102,959
                  Net operating loss carryforwards              2,434,973                        -
                                                               ----------                ---------

                  Subtotal                                      2,920,205                1,173,255
                                                               ----------                ---------

                  Net deferred tax asset                        1,746,950                        -
                  Valuation allowance - 100%                   (1,746,950)                       -
                                                               ----------                ---------
                  Deferred taxes - subtotal                             -                        -

                  Capital loss carryforward                       484,718                        -
                                                               ----------                ---------


                  Total deferred tax asset                     $  484,718                $       -
                                                               ==========                =========

NOTE 15 - RELATED PARTY TRANSACTIONS.

                  The Company and Atrium Radiology Corp. ("Atrium") are related parties because the Company's Chairman and President is also the Chairman of the Company that owns a majority interest in Atrium. For the past few years, the Company leased a mobile MRI unit to Atrium at a rate comparable to rates charged to unrelated entities. The Company has written-off accounts receivable from Atrium in the amount of $54,600 during the year ended December 31, 1999, due to their inability to pay.

NOTE 16 - COMMITMENTS AND CONTINGENCIES.

(a)            Amherst Project:

                           In April 1995, Amherst Medical Equipment leasing
                  Corporation ("AMHERST"), a wholly-owned subsidiary of the Company, was formed. AMHERST entered into an agreement with Amherst Imaging Associates, P.A., to provide certain non-professional services. In accordance with this agreement,

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 16 - COMMITMENTS AND CONTINGENCIES. (Continued)

         AMHERST has leased space in Amherst, New York, effective July 1, 1995, for a period of five years at a monthly rent of $1,275. On July 17, 1995, the Company entered into an agreement with Magna-Lab, Inc. to purchase a permanent MRI at a cost of approximately $500,000. Financing has been secured through DVI. The lease in the amount of $327,000 payable over 60 months at a monthly payment of $7,068 commencing on January 1, 1996. In 1997 Amherst Imaging Associates, P.A. closed their medical practice. As a result, the site was closed and Amherst defaulted on the lease payments. As part of the original lease the Company guaranteed $45,000 of the equipment lease. As of December 31, 1999 the Company has recorded that obligation along with the final estimated facility rental and abandonment costs.

         (b) MRI Imaging Center at PBI:

                  In June, 1995, the Company entered into a Joint Venture Agreement with Beth Israel MRI Corporation and Advanced Imaging Radiology Associates, P.A. to provide certain non-professional services to an MRI facility which was developed by the Company, and is located on the campus of Beth Israel Hospital. The term of the Agreement is for a seven (7) year period with an automatic renewal provision for successive seven year periods. The Company has a 75% interest in the profits, obligations and liabilities under this Joint Venture Agreement.

(c)      Employment Agreements:

                  In June 1997, the Company entered into a five-year employment agreement with Roger Findlay, president which expires in June 2002. Pursuant to the agreement Mr. Findlay receives an annual salary of $120,000 along with a monthly car allowance of $350. The agreement does not contain a non-competition agreement.

                  In June 1997, the Company entered into a five-year employment agreement with Jan Goldberg, vice president which expires in June 2002. Pursuant to the agreement Mr. Goldberg receives an annual salary of $95,000 along with a monthly car allowance of $350. The agreement does not contain a non-competition agreement.

                  In June 1997, the Company entered into a five-year employment agreement with Gregory Maccia, vice president which expires in June 2002. Pursuant to the agreement Mr. Maccia receives an annual salary of $95,000 along with a monthly car allowance of $350. The agreement does not contain a non-competition agreement.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 16 - COMMITMENTS AND CONTINGENCIES. (Continued)

(d)      Properties:

                  The Company leases 1,765 square feet located at 1719 Route 10 East, Suite 117, Parsippany, New Jersey, which is comprised of the Company's executive offices. The Company is party to a lease covering the facility that expires on February 28, 2004, and provides for monthly rental payments of $2,722. The Company believes that its facilities are adequate for its current and future operations. Through two of the Company's consolidated subsidiaries it is also party to two additional site leases with a combined monthly rental $10,111, both leases expire by the year 2002 and are renewable for a five year term at the Company's option.


NOTE 17 - LITIGATION.

                  In 1999, KFC Ventures, LLC ("KFC") named the Company, its wholly-owned subsidiary Metairie Medical Equipment Leasing Corp., and four principals of the Company and /or Metairie Medical Equipment Leasing Corp in a suit alleging KFC was fraudulently induced to invest in Open MRI of Metarie, LLC. KFC alleges claims for fraud, federal and state securities fraud, unfair trade practices, detrimental reliance, intentional breach of contract, breach of the covenant of good faith and fair dealing, and breach of fiduciary duty. The suit is presently in the early stages and, therefore, no determination as to the possible outcome can be made. The Company believes the suit is without merit and intends to vigorously defend itself.

                  In 1999, Stephen Findlay, former president of Prime Contracting Corp., named the Company in a suit making various assertions regarding the sale of Prime Contracting. This action is in the early stages and, therefore, no determination as to the possible outcome can be made.

                  In a related matter, Stephen Findlay named the Company as a defendant in an arbitration. The arbitrator ruled that the Company should not have been named and awarded legal fees to be paid by Stephen Findlay. The Company has filed an action in the U.S. District Court for the District of New Jersey to enforce the arbitration award. It is too early to determine the possible outcome of this case.

                  In December 1999, the Company was named as a defendant in a lawsuit filed by Stacey Travaglione, a former employee, in Federal District Court in the Southern District of New York. The suit alleges violations of the Americans with Disabilities Act and the New York State Human Rights Law. It is too early to determine the possible outcome of this case.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 17 - LITIGATION (continued)

                  The Company is also a "Defendant Provider in Interest," but not a principal Defendant, in a number of actions brought by various insurance companies under the New Jersey Insurance Fraud Prevention Act alleging the staging of certain fraudulent accidents against the principal Defendants but seeking the cancellation of any claims for reimbursement and/or the return of any reimbursements paid by insurers. No allegations of fraud or violation of law are made against the Company. In all instances to date, the Company has agreed to relinquish its various claims and be dismissed from the law suits. The amounts in any single case have not exceeded $7,000.

NOTE 18 - SUBSEQUENT EVENTS.

                  In March 2000, the Company opened a commercial line of credit in the amount of $300,000 with Bridge View Bank in Englewood, New Jersey. Under the terms of the agreement, certain Directors of the Company are guarantors of the loan. This loan is for one year in duration and shall carry an interest rate of Prime plus one (1%) percent.

                  On March 13, 2000, the Company entered into an agreement with Advanced Imaging and Radiology Associates, P.A. to sell the operating assets and related liabilities of its wholly-owned subsidiary, West Paterson Equipment Leasing Corporation. All accounts payable and accounts receivable incurred prior to March 13, 2000 shall remain with the Company.