Form 10QSB
period 2000-03-31
MODERN MEDICAL MODALITIES CORP
filed 2001-03-13
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGES ACT

              For the transition period from ________ to _________

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

         The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on December 10, 2000 was 2,506,471 shares.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                 MARCH 31, 2000 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                     Page Number
Item 1.  Financial Statements.............................................  4-10
Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation.............................. 11-14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................    15
Item 6.  Exhibits and Reports on Form 8-K.................................    16

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                 MARCH 31, 2000 QUARTERLY REPORT ON FORM 10-QSB

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. These cautionary statements and any other cautionary statements that may accompany the forward-looking statements expressly qualify all such forward-looking statements. In addition, Modern Medical Modalities Corporation disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
           Consolidated Balance Sheets as of March 31, 2000 and
             December 31, 1999.............................................  4-5
           Consolidated Statements of Operations for the three
             months ended March 31, 2000 and 1999..........................    6
           Consolidated Statements of Cash Flows for the three
             months ended March 31, 2000 and 1999..........................    7
           Notes to the Consolidated Financial Statements.................. 8-10

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,             December 31,
                                                                                             2000                    1999
                                                                                          -----------            ------------
                                                                                          (Unaudited)
                                     ASSETS

Current assets:
        Cash and cash equivalents                                                         $    17,065            $          -
        Restricted ash for line of credit repayment                                                 -                 600,000
        Accounts receivable (less contractual allowances of
            $2,593,803 & $2,479,106, respectively)                                          2,075,750               2,234,677
        Account receivable - joint venture                                                    104,831                  35,333
        Note receivable from affiliate                                                        130,117                 131,394
        Deferred financing costs                                                              123,125                 180,000
        Other current assets                                                                  130,012                 126,485
                                                                                          -----------            ------------

                                   Total current assets                                     2,580,901               3,307,889
                                                                                          -----------            ------------

Other assets:
        Furniture, fixtures, equipment and leasehold improvements - net                     3,878,958               4,697,223
        Note receivable from affiliate, net of current portion                                608,542                       0
        Investment in joint ventures                                                          461,954                 439,503
        Deposits                                                                               25,530                  25,530
        Deferred tax asset                                                                    484,718                 484,718
                                                                                          -----------            ------------

                                    Total other assets                                      5,459,702               5,646,974
                                                                                          -----------            ------------

                                                                                          $ 8,040,603            $  8,954,863
                                                                                          ===========            ============


                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,             December 31,
                                                                                             2000                    1999
                                                                                          -----------            ------------
                                                                                          (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                                    $   275,000            $    599,750
        Cash Overdraft                                                                              -                 525,079
        Accounts payable                                                                      945,593                 802,788
        Accrued expenses                                                                      370,857                 290,655
        Loan payable - joint venturer                                                         450,125                  71,942
        Convertible debt                                                                      515,000                 500,000
        Current portion long term debt                                                      1,522,515               1,607,813
        Due to affiliate                                                                      (89,175)                198,306
        Due to related party                                                                    4,389                  32,532
                                                                                          -----------            ------------

                                Total current liabilities                                   3,994,304               4,628,865

Other liabilities:
        Long term debt, net of current portion                                              2,498,410               2,502,686
                                                                                          -----------            ------------

                                    Total liabilities                                       6,492,713               7,131,551
                                                                                          -----------            ------------

Minority interest                                                                             158,068                 246,480
                                                                                          -----------            ------------

Commitments and contingencies

Stockholders' equity:
        Common stock, $0.0002 par value, Authorized - 15,000,000 shares
             Issued and outstanding - 2,506,471 shares                                            502                     502
        Additional paid-in capital                                                          4,460,223               4,460,223
        Accumulated (deficit)                                                              (3,070,904)             (2,883,893)
                                                                                          -----------            ------------

                               Total stockholders' equity                                   1,389,821               1,576,832
                                                                                          -----------            ------------

                                                                                          $ 8,040,603            $  8,954,863
                                                                                          ===========            ============






                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                           For the Three Months Ended
                                                                                     ----------------------------------------
                                                                                     March 31, 2000            March 31, 1999
                                                                                     --------------            --------------
Operating income:
        Net revenues from services                                                   $      832,168            $      954,992
        Cost of services provided                                                           789,881                         0
                                                                                     --------------            --------------

Total operating income                                                                      42,287                    954,992
                                                                                     --------------            --------------

Operating Expenses:
        Selling, general and administrative                                               (158,321)                   665,971
        Bad debts                                                                                                           0
        Depreciation and amortization                                                      318,204                    280,472
                                                                                     --------------            --------------

Total operating expenses                                                                   159,883                    946,443
                                                                                     --------------            --------------

(Loss) from operations                                                                    (117,596)                     8,549
                                                                                     --------------            --------------

Other income (expenses):
        Interest income                                                                     21,051                      5,467
        Interest expense                                                                  (158,274)                  (165,015)
        Miscellaneous income                                                                47,700                          0
        Income from joint ventures                                                          13,112                     39,039
        (Loss)/gain on sale/disposal of subsidiaries, net of income
            taxes of $43,000, in 1999                                                      (81,416)                    57,000
                                                                                     --------------            --------------

Total other income(expense)                                                               (157,827)                   (63,509)
                                                                                     --------------            --------------

(Loss) before income taxes and minority interest                                          (275,423)                   (54,960)

Benefit for income taxes                                                                         0                     37,960
                                                                                     --------------            --------------

(Loss) before minority interest                                                           (275,423)                   (17,000)

Minority interests                                                                          88,412                     23,681
                                                                                     --------------            --------------

Net (loss)/income                                                                    $    (187,011)            $        6,681
                                                                                     ==============            ==============

(Loss)/income per share, basic and diluted                                           $       (0.09)            $         0.00
                                                                                     ==============            ==============

Number of weighted average shares outstanding                                            2,109,739                  1,895,271
                                                                                     ==============            ==============



                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            For the Three Months Ended
                                                                                     ----------------------------------------
                                                                                     March 31, 2000            March 31, 1999
                                                                                     --------------            --------------
Cash flows from operating activities
        Net (loss)                                                                   $     (187,011)           $        6,681
                                                                                     --------------            --------------
        Adjustments to reconcile net loss to net cash provided (used) by operating activities:
               Depreciation and amortization                                                318,204                   280,472
               Contractual allowances                                                       114,697                   (32,020)
               Income from an unconsolidated joint venture                                  (13,112)                  (39,039)
               Minority interest                                                            (88,412)                  (23,681)
               Deferred income taxes                                                              -                     5,040
               Loss on sale of joint venture interest                                        81,416                         -
Increase(decrease) in cash attributable to changes in operating assets and liabilities:
               Accounts receivable                                                           44,230                   294,307
               Accounts receivable - joint venturer                                         (69,498)                  575,903
               Affiliate receivables                                                          1,277                    25,227
               Other current assets                                                          (3,528)                        0
               Deposits and other assets                                                          0                    25,850
               Accounts payable                                                            (382,276)                 (358,216)
               Accrued expenses                                                              80,202                  (471,257)
               Affiliate payables                                                            77,559                  (170,297)
                                                                                     --------------            --------------
        Total adjustments                                                                   160,759                   112,289
                                                                                     --------------            --------------
Net cash (used) provided by operating activities                                            (26,252)                  118,970
                                                                                     --------------            --------------
Cash flows from investing activities:
               Organization costs                                                                 0                     1,211
               Fixed asset acquisitions                                                           0                   (37,042)
               Fixed asset dispositions                                                     556,937                   848,562
               Proceeds from loan receivable - affiliate                                          0                    22,222
               Investment in joint venture                                                  (22,451)                  (41,200)
                                                                                     --------------            --------------
Net cash provided by investing activities                                                   534,486                   793,753
                                                                                     --------------            --------------
Cash flows from financing activities:
               Proceeds from issuance of capital stock                                            0                        52
               Note receivable - affiliate                                                 (608,542)                        -
               Net reduction of Line of Credit                                             (324,750)                        -
               Disposal of long term debt                                                         0                  (443,417)
               Loan payable - joint venturer                                                (68,303)                 (202,000)
               Net reduction long term debt                                                 (89,574)                 (164,402)
                                                                                     --------------            --------------
Net cash (used) by financing activities                                                  (1,091,169)                 (809,767)
                                                                                     --------------            --------------
Net decrease in cash and cash equivalents                                                  (582,935)                  102,956
Cash and equivalents, beginning of year                                                     600,000                   656,313
                                                                                     --------------            --------------
Cash and equivalents, end of year                                                    $       17,065            $      759,269
                                                                                     ==============            ==============

Supplemental cash flow information
        Interest paid                                                                $      163,419            $      152,498
                                                                                     ==============            ==============
        Income taxes paid                                                            $            -            $            -
                                                                                     ==============            ==============


                        See notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

                  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

                  The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-KSB for the year ended December 31, 1999.

NOTE 2 - DISPOSAL OF SUBSIDIARIES:

                  On March 13, 2000, the Company entered into an agreement with Advanced Imaging and Radiology Associates, P.A. to sell the operating assets and related liabilities of its wholly owned subsidiary, West Paterson Equipment Leasing Corporation. All accounts payable and accounts receivable incurred prior to March 13, 2000 shall remain with the Company.

                  In February 1999, the Company sold its 50% interest in Doctor's Imaging Associates, Joint Venture to a separate company with common ownership (an unrelated party) for $100,000, resulting in a gain of $26,528.

NOTE 3 - FURNITURE, FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

         Furniture, fixtures, equipment and leasehold improvements consist of the following:

                                                                       March 31,
                                                                         2000
                                                                     (Unaudited)
                                                                     -----------
         Medical Equipment                                           $ 8,076,455
         Building                                                        310,860
         Furniture and Fixtures                                           55,316
         Automobiles                                                      28,167
         Leasehold improvements                                          353,392
                                                                     -----------
                                                                       8,824,190
         Less: Accumulated Depreciation
               and Amortization                                        4,945,232
                                                                     -----------

                                                                     $ 3,878,958
                                                                     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LINE OF CREDIT:

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

NOTE 5 - CONVERTIBLE DEBT

                  In October 1999, the Company issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors, which are due on October 18, 2000. The note is convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. The Company has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. As of November 17, 2000 the Company has agreed to repay the loan at $15,000 per month for a nine month period with a balloon payment due after the ninth payment. As of March 10, 2001, the Company is currently negotiating the conversion of this note to a long-term note.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

                  In April 1995, Amherst Medical Equipment leasing Corporation ("AMHERST"), a wholly-owned subsidiary of the Company, was formed. AMHERST entered into an agreement with Amherst Imaging Associates, P.A., to provide certain non-professional services. In accordance with this agreement, AMHERST has leased space in Amherst, New York, effective July 1, 1995, for a period of five years at a monthly rent of $1,275. On July 17, 1995, the Company entered into an agreement with Magna-Lab, Inc. to purchase a permanent MRI at a cost of approximately $500,000. Financing has been secured through DVI. The lease is in the amount of $327,000 payable over 60 months at a monthly payment of $7,068 commencing on January 1, 1996. In 1997 Amherst Imaging Associates, P.A. closed their medical practice. As a result, the site was closed and Amherst defaulted on the lease payments. As part of the original lease the Company guaranteed $45,000 of the equipment lease. As of December 31, 1999 the Company has recorded that obligation along with the final estimated facility rental and abandonment costs.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LITIGATION:

                  In 1999, KFC Ventures, LLC ("KFC") named the Company, its wholly-owned subsidiary Metairie Medical Equipment Leasing Corp., and four principals of the Company and /or Metairie Medical Equipment Leasing Corp in a suit alleging KFC was fraudulently induced to invest in Open MRI of Metairie, LLC. KFC alleges claims for fraud, federal and state securities fraud, unfair trade practices, detrimental reliance, intentional breach of contract, breach of the covenant of good faith and fair dealing, and breach of fiduciary duty. The suit is presently in the early stages and, therefore, no determination as to the possible outcome can be made. The Company believes the suit is without merit and intends to vigorously defend itself.

                  In 1999, Stephen Findlay, former president of Prime Contracting Corp., named the Company in a suit making various assertions regarding the sale of Prime Contracting. This action is in the early stages and, therefore, no determination as to the possible outcome can be made.

                  In a related matter, Stephen Findlay named the Company as a defendant in arbitration. The arbitrator ruled that the Company should not have been named and awarded legal fees to be paid by Stephen Findlay. The Company has filed an action in the U.S. District Court for the District of New Jersey to enforce the arbitration award. It is too early to determine the possible outcome of this case.

                  In December 1999, the Company was named as a defendant in a lawsuit filed by Stacey Travaglione, a former employee, in Federal District Court in the Southern District of New York. The suit alleges violations of the Americans with Disabilities Act and the New York State Human Rights Law. It is too early to determine the possible outcome of this case.

                  The Company is also a "Defendant Provider in Interest," but not a principal Defendant, in a number of actions brought by various insurance companies under the New Jersey Insurance Fraud Prevention Act alleging the staging of certain fraudulent accidents against the principal Defendants but seeking the cancellation of any claims for reimbursement and/or the return of any reimbursements paid by insurers. No allegations of fraud or violation of law are made against the Company. In all instances to date, the Company has agreed to relinquish its various claims and be dismissed from the lawsuits. The amounts in any single case have not exceeded $7,000.

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

Results of Operations:

For the Quarter ended March 31, 2000 compared to the Quarter ended March 31,
1999

Net Revenues from Services:

When comparing the quarter ended March 31, 2000 to the same period in 1999, the net revenue from services decreased $122,824 from $954,992 in 1999 to $832,168 in 2000. This decrease is attributable to a reduction of almost $60,000 at the Company's MRI site at Passaic Beth Israel Hospital and a $40,000 reduction of

Management fee income the Union Imaging Associates Joint venture. The additional reductions are attributable to some of the Company's various other sites.


Cost of Services Provided/Selling, General and Administrative:

Cost of Services Provided/Selling, General and Administrative has decreased from $631,560 in the quarter ended March 31, 2000 as compared to $665,971for the same period in 1999. The resulting decrease of $34,411 is spread over the majority of the Company's sites.


Miscellaneous Income

Miscellaneous Income for the three months ended March 31, 2000 is $47,000 as compared to zero for the same period in 1999. This amount represents rental income on a mobile mammography unit purchased by the Company and rented to facilities not owned or operated by the Company.

Loss on Sale of  Subsidiary:

On March 13, 2000, the Company sold West Paterson Equipment Leasing Corporation to Advanced Imaging Associates P.A. and incurred a loss on the sale of $81,416.


Liquidity and Capital Resources:

         Modern Medical has a working capital deficiency of $1,413,403 at March 31, 2000 as compared to a working capital deficiency of $1,320,976 at December 31, 1999.

         During 1998, Modern Medical refinanced the following sites:

                                              OLD          NEW        DECREASE

Passaic Beth Israel MRI                     $45,255      $24,557      $20,698
South Jersey Imaging                         37,267       23,217       14,050
South Plainfield Imaging                     36,350       13,207       23,143
                                            -------      -------      -------

               Monthly reduction in debt funding                      $57,891
                                                                      =======

         On an annual basis the above refinancing results in a cash savings of $694,692. The above refinanced loans are for between thirty-six (36) and sixty
(60) months. Passaic Beth Israel has forty-five (45) months, South Jersey Imaging has twenty-one (21) months and South Plainfield has fifteen (15) months remaining on the refinanced notes at March 31, 2000.

         In addition, Modern Medical reduced the balance of the outstanding accounts receivable working capital line of credit by approximately $107,000 ($478,000 to $371,000) through February 28,2001. Modern Medical intends to continue to reduce the outstanding principal balance on this line of credit at a rate of 15% of the cash receipts of the applicable imaging centers.

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

         In October 1999, Modern Medical issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors which are due on October 18, 2000. The notes are convertible at anytime while any portion of the notes are outstanding into shares of Modern Medical's common stock at the lower of: (a) 72.5% of the lowest closing bid price of Modern Medical's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. Modern Medical has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. As of October 27, 2000, the notes were not converted into Modern Medical's common stock and Modern Medical is currently negotiating the conversion of this note to a long-term note. As of November 17, 2000 the Company has agreed to repay the notes at $15,000 per month for a nine month period with a balloon payment due after the ninth payment. As of March 10, 2001, the Company is currently negotiating the conversion of this note to a long-term note.

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

         On March 13, 2000, West Paterson Equipment Leasing Corporation and Modern Medical entered into an agreement with Advanced Imaging and Radiology Associates, P.A. pursuant to which all functions of the West Paterson office will be turned over to Advanced Imaging. Advanced Imaging will be responsible for all operational expenses, including but not limited to payroll, rent, medical supplies, marketing materials, maintenance of equipment and lease payments on the equipment beginning on March 13, 2000. Additionally, both Advanced Imaging and its principals have guaranteed the remaining twenty-six payments of $11,858 on the leased equipment. All accounts receivable and accounts payable will remain with Modern Medical.

         During the first quarter of 2000 the Company retired its Line of Credit with Summit Bank in the amount of $600,000. This line was secured by a certificate of deposit at Summit which was used to payoff the line.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         In December 1999, KFC Ventures, LLC ("KFC") commenced a action in U.S. District Court in the Eastern district of Louisiana against Modern Medical Modalities Corporation, its wholly-owned subsidiary Metairie Equipment Leasing Corp., and four principals of the Company and/or Metairie Medical equipment Leasing Corp. in a suit alleging KFC was fraudulently induced to invest in Open MRI of Metairie, LLC. KFC alleges claims for fraud, federal and state securities fraud, unfair trade practices, detrimental reliance, intentional breach of contract, breach of the covenant of good faith and fair dealing, and breach of fiduciary duty. The suit is presently in the early stages and, therefore, no determination as to the possible outcome can be made. The Company believes the suit is without merit and intends to vigorously defend itself.

         In 1999, Stephen Findlay, former president of Prime Contracting corp., commenced an action in Morris County Court in the State of New Jersey against Modern Medical Modalities Corporation making various assertions regarding the sale of Prime Contracting. This action is in the early stages and, therefore, no determination as to the possible outcome can be made.

         In a related matter, Stephen Findlay named Modern Medical Modalities Corporation as a defendant in an arbitration. The arbitrator ruled that Modern Medical Modalities corporation should not have been named and awarded legal fees be paid by Stephen Findlay. Modern Medical Modalities Corporation has filed an action in the U.S. District Court for the district of New Jersey to enforce the arbitration award. During the first quarter a court order was entered instructing Stephem Findlay to pay in excess of $18,000 to the Modern Medical Modalities Corporation for reimbursement of legal fees.

          In December 1999, Modern Medical was named as a defendant in a lawsuit filed by Stacey Travaglione, a former employee, in the District Court in the Southern District of New York. The suit alleges violations of the Americans with Disabilities Act and the New York state Human Rights Law. This action is in the early stages and, therefore, no determination as to the possible outcome can be made.

         Other than the above, Modern Medical is not party to any material legal proceedings.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    None.

(b) Reports on Form 8-K.

         On March 6, 2000, the Company filed a report on Form 8-K pursuant to
Item 4 Changes in Registrant's Certifying Accountants. .


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                     MODERN MEDICAL MODALITIES CORPORATION


Dated: March 13th, 2001            By: /s/ Roger Findlay
                                     -------------------------------------------
                                     Roger Findlay
                                     President and Chairman of the Board


                                 By: /s/ Jan Goldberg
                                     -------------------------------------------
                                     Jan Goldberg
                                     Vice President, Acting Principal Accounting
                                       Officer, Treasurer and Director


                                 By: /s/ Gregory Maccia
                                     -------------------------------------------
                                     Gregory Maccia
                                     Vice President and Director