Form 10QSB
period 2000-06-30
MODERN MEDICAL MODALITIES CORP
filed 2001-03-15
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

               For the transition period from ________ to ________

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [ X ]

         The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on December 10, 2000 was 2,506,471 shares.

         Transitional Small Business Disclosure Format (check one):
Yes           No    X
    -------      -------

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                  JUNE 30, 2000 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.           Financial Statements......................................4-10
Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operation...................11-15

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings...........................................16
Item 6.           Exhibits and Reports on Form 8-K............................17

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                Consolidated Balance Sheets as of June 30, 2000 and
                     December 31, 1999.......................................4-5
                Consolidated Statements of Operations for the three
                      and six months ended June 30, 2000 and 1999..............6
                Consolidated Statements of Cash Flows for the six
                      months ended June 30, 2000 and 1999......................7
                Notes to the Consolidated Financial Statements..............8-10

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,             December 31,
                                                                                             2000                   1999
                                                                                      -------------------    --------------------
                                                                                         (Unaudited)
                                                ASSETS

Current assets:
        Cash and cash equivalents                                                     $            1,222                       -
        Restricted cash for line of credit repayment                                                   -                 600,000
        Accounts receivable (less contractual allowances of
            $2,718,609 & $2,479,106, respectively)                                             1,892,726               2,234,677
        Account receivable - joint venture                                                        97,268                  35,333
        Note receivable from affiliate                                                           236,637                 131,394
        Deferred financing costs                                                                  66,316                 180,000
        Other current assets                                                                     140,176                 126,485
                                                                                      -------------------    --------------------

                                  Total current assets                                         2,434,345               3,307,889
                                                                                      -------------------    --------------------

Other assets:
        Furniture, fixtures, equipment and leasehold improvements - net                        3,635,332               4,697,223
        Note receivable from affiliate, net of current portion                                   502,022                       -
        Investment in joint ventures                                                             634,079                 439,503
        Deposits                                                                                  25,530                  25,530
        Deferred tax asset                                                                       484,718                 484,718
                                                                                      -------------------    --------------------

                                   Total other assets                                          5,281,682               5,646,974
                                                                                      -------------------    --------------------

                                                                                      $        7,716,027     $         8,954,863
                                                                                      ===================    ====================

                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,              December 31,
                                                                                            2000                    1999
                                                                                     --------------------    --------------------
                                                                                         (Unaudited)
                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                               $           297,000     $           599,750
        Cash overdraft                                                                                 -                 525,079
        Accounts payable                                                                       1,329,358                 802,788
        Accrued expenses                                                                         397,917                 290,655
        Loan payable - joint venturer                                                            241,316                  71,942
        Convertible debt                                                                         530,000                 500,000
        Current portion long term debt                                                         1,332,072               1,607,813
        Due to affiliate                                                                               -                 198,306
        Due to related party                                                                       4,388                  32,532
                                                                                     --------------------    --------------------

                                Total current liabilities                                      4,132,051               4,628,865

Other liabilities:
        Long term debt, net of current portion                                                 2,452,776               2,502,686
                                                                                     --------------------    --------------------

                                    Total liabilities                                          6,584,827               7,131,551
                                                                                     --------------------    --------------------

Minority interest                                                                                145,874                 246,480
                                                                                     --------------------    --------------------

Commitments and contingencies

Stockholders' equity:
        Common stock, $0.0002 par value, Authorized - 15,000,000 shares
             Issued and outstanding - 2,506,471 shares                                               502                     502
        Additional paid-in capital                                                             4,460,223               4,460,223
        Accumulated (deficit)                                                                 (3,475,399)             (2,883,893)
                                                                                     --------------------    --------------------

                                Total stockholders' equity                                       985,326               1,576,832
                                                                                     --------------------    --------------------

                                                                                     $         7,716,027     $         8,954,863
                                                                                     ====================    ====================


                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             For the Six Months Ended               For the Three Months Ended
                                                       -------------------------------------    ------------------------------------
                                                           June 30,            June 30,             June 30,           June 30,
                                                             2000                1999                 2000               1999
                                                       ------------------  -----------------    -----------------  -----------------
Operating income:
     Net revenues from services                        $       1,789,766   $      1,932,033     $        957,598   $        977,041
     Cost of services provided                                 1,506,506                  -              716,625                  -
                                                       ------------------  -----------------    -----------------  -----------------

Total operating income                                           283,260          1,932,033              240,973            977,041
                                                       ------------------  -----------------    -----------------  -----------------

Operating Expenses:
     Selling, general and administrative                          62,676          1,177,560              222,041            511,589
     Bad debts                                                   114,601                  -              114,601                  -
     Depreciation and amortization                               626,488            558,681              308,285            278,209
                                                       ------------------  -----------------    -----------------  -----------------

Total operating expenses                                         803,766          1,736,241              644,927            789,798
                                                       ------------------  -----------------    -----------------  -----------------

(Loss) from operations                                          (520,506)           195,792             (403,954)           187,243
                                                       ------------------  -----------------    -----------------  -----------------

Other income (expenses):
     Interest income                                              23,690             19,135                2,639             13,668
     Interest expense                                           (303,217)          (321,144)            (144,943)          (156,129)
     Miscellaneous income                                        149,393                  -              101,693                  -
     Income from joint ventures                                   39,967             75,656               26,855             36,617
     Gain/(loss) on sale of subsidary, net of income
         taxes of in 1999 of $ 43,000.                           (81,440)            57,000                    -                  -
                                                       ------------------  -----------------    -----------------  -----------------

Total other income(expense)                                     (171,607)          (169,353)             (13,756)          (105,844)
                                                       ------------------  -----------------    -----------------  -----------------

(Loss)/income before income taxes
     and minority interest                                      (692,112)            26,439             (417,710)            81,399

Provision/(benefit) for income taxes                                   -             14,342                    -             52,302
                                                       ------------------  -----------------    -----------------  -----------------

(Loss)/income before minority interest                          (692,112)            12,097             (417,710)            29,097

Minority interests                                               100,606             12,188               12,194            (11,493)
                                                       ------------------  -----------------    -----------------  -----------------

Net (loss)/income                                      $        (591,506)  $         24,285     $       (405,516)  $         17,604
                                                       ==================  =================    =================  =================

(Loss)/income per share, basic and diluted             $           (0.28)  $           0.01     $          (0.19)  $           0.01
                                                       ==================  =================    =================  =================

Number of weighted average shares outstanding                  2,109,739          1,818,560            2,109,739          1,759,146
                                                       ==================  =================    =================  =================


                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                   -------------------------------------------
                                                                                          2000                   1999
                                                                                   -------------------    --------------------
Cash flows from operating activities
        Net (loss)                                                                 $         (591,506)    $            24,285
                                                                                   -------------------    --------------------
        Adjustments to reconcile net loss to net cash provided (used) by operating activities:
               Depreciation and amortization                                                  626,488                 558,681
               Contractual allowances                                                         116,414                  96,845
               Bad debts                                                                      114,601                       0
               Income from an unconsolidated joint venture                                    (39,967)                (75,656)
               Minority interest                                                             (100,606)                (12,188)
               Deferred income taxes                                                                -                  57,342
               Loss on sale/disposal of subsidiaries                                           81,440                  57,000
Increase(decrease) in cash attributable to
        changes in operating assets and liabilities:
               Accounts receivable                                                            102,448                 209,180
               Accounts receivable - joint venturer                                           (61,938)                581,758
               Affiliate receivables                                                         (105,243)                 22,867
               Other current assets                                                           (13,691)                 10,581
               Deposits and other assets                                                            0                  14,916
               Due to affiliate                                                                                       241,763
               Accounts payable                                                               (31,491)               (634,430)
               Accrued expenses                                                               107,262                (673,972)
               Affiliate payables                                                             (27,076)               (218,717)
                                                                                   -------------------    --------------------
        Total adjustments                                                                     768,641                 235,970
                                                                                   -------------------    --------------------
Net cash provided by operating activities                                                     177,135                 260,255
                                                                                   -------------------    --------------------
Cash flows from investing activities:
               Organization costs                                                                   -                   1,211
               Fixed asset acquisitions                                                             -                (124,506)
               Fixed asset dispositions                                                       549,087                 848,562
               Proceeds from note receivable                                                                           27,778
               Investment in joint venture                                                   (194,577)                (51,316)
                                                                                   -------------------    --------------------
Net cash provided by investing activities                                                     354,510                 701,729
                                                                                   -------------------    --------------------
Cash flows from financing activities:
               Proceeds from issuance of capital stock                                              -                      62
               Note receivable - affiliate                                                   (502,022)                      -
               Net reduction of line of credit                                               (302,750)                      -
               Disposal of long term debt                                                           -                (443,417)
               Loan payable - joint venturer                                                        -                (202,000)
               Net reduction long term debt                                                  (325,651)               (331,008)
                                                                                   -------------------    --------------------
Net cash (used) by financing activities                                                    (1,130,423)               (976,363)
                                                                                   -------------------    --------------------
Net decrease in cash and cash equivalents                                                    (598,778)                (14,379)
Cash and equivalents, beginning of year                                                       600,000                 656,313
                                                                                   -------------------    --------------------
Cash and equivalents, end of year                                                  $            1,222     $           641,934
                                                                                   ===================    ====================

Supplemental cash flow information
        Interest paid                                                              $          301,135     $           326,129
                                                                                   ===================    ====================
        Income taxes paid                                                          $                -     $                 -
                                                                                   ===================    ====================

                        See note to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

                  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

                  The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - FURNITURE, FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

         Furniture, fixtures, equipment and leasehold improvements consist of the following:

                                                       June 30,     December 31,
                                                         2000           1999
                                                      ----------     ----------
                                                     (Unaudited)
         Medical Equipment                            $8,076,456     $8,844,464
         Building                                        310,860        310,860
         Furniture and Fixtures                           60,681         60,680
         Automobiles                                      28,167         22,860
         Leasehold improvements                          353,392        353,392
                                                      ----------     ----------
                                                       8,829,556      9,592,256
         Less:  Accumulated Depreciation
                   and Amortization                    5,194,224      4,895,033
                                                      ----------     ----------

                                                      $3,635,332     $4,697,223
                                                      ==========     ==========

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

NOTE 5 - CONVERTIBLE DEBT

                  In October 1999, the Company issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors, which are due on October 18, 2000. The note is convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. The Company has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. As of November 17, 2000, the Company has agreed to repay the loan at $15,000 per month for a nine month period with a balloon payment due after the ninth payment. As of March 10, 2000, the Company is currently negotiating the conversion of this note to a long-term note.

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

Results of Operations:

For the Quarter ended June 30, 2000 compared to the Quarter ended June 30, 1999

Cost of Services Provided/Selling, General and Administrative:

Cost of Services Provided/Selling, General and Administrative has increased from $ 511,589 in the quarter ended June 30, 1999 as compared to $ 938,666 for the same period in 2000. The resulting increase of $ 427,077 is partially due to increases in professional fees in the amount of $ 105,360 and an increase in medical equipment costs in the amount of $41,243.

Miscellaneous Income

Miscellaneous Income for the three months ended June 30, 2000 is $ 101,693 as compared to zero for the same period in 1999. This amount represents rental income on a mobile mammography unit purchased by the Company and rented to some facilities not owned or operated by the Company and the sale of used CT Scanner from one of the Companies sites.

Loss on Sale of  Subsidiary:

On March 13, 2000 The Company sold West Paterson Equipment Leasing Corporation to Advanced Imaging Associates P.A. and incurred a loss on the sale of $81,416.

For the Six months ended June 30, 2000 compared to the Six months ended June 30, 1999

Net Revenue from Services

For the six months ended June 30, 2000 Net revenue from services was $1,789,766 as compared to $1,932,033 for the same period in 1999; a decrease of $142,267. This decrease is made of a reduction of $55,000 at The Beth Israel Hospital site; $24,000 of management fee income from the Union Imaging Associate Joint Venture; $ 50,000 reduction at the Plainfield Imaging location; $33,000 reduction from the South Jersey Imaging site and a $127,000 reduction from income derived from the West Paterson Imaging Center. These decreases were offset by an increase in revenue of $137,000 from the Company's site in Metaire La.

Cost of services provided and selling, general and administrative expenses

For the six months ended June 30, 2000, Cost of services provided and selling general and administrative costs totaled $1,570,226 as compared to $1,177,560 for the same period in 1999 resulting in an increase of $392,666 . The majority of the increase is attributable to three specific areas : professional fees $ 222,679, marketing $28,724: and Facility costs of $ 33,561.

Miscellaneous Income

Miscellaneous income for the six months ended June 30, 2000 was $149,393 as compared to zero for the same period in 1999. This amount is made up of the sale of a CT Scan for $100,000 and income derived from the rental income of the Companies mobile mammography unit in the amount of $49,393.

Liquidity and Capital Resources:

         Modern Medical has a working capital deficiency of $1,697,706 at June 30, 2000 as compared to a working capital deficiency of $1,320,976 at December 31, 1999.

         During 1998, Modern Medical refinanced the following sites:

                                              OLD          NEW        DECREASE

Passaic Beth Israel MRI                    $ 45,255     $ 24,557      $ 20,698
South Jersey Imaging                         37,267       23,217        14,050
South Plainfield Imaging                     36,350       13,207        23,143
                                                                      --------
         Monthly reduction in debt funding                            $ 57,891
                                                                      ========

         On an annual basis the above refinancing results in a cash savings of $694,692. The above refinanced loans are for between thirty-three (33) and fifty-seven (57) months. Passaic Beth Israel has forty-two (42) months, South Jersey Imaging has eighteen (18) months and South Plainfield has twelve (12) months remaining on the refinanced notes at June 31, 2000.

         In addition, Modern Medical reduced the balance of the outstanding accounts receivable working capital line of credit by approximately $107,000 ($478,000 to $371,000) through February 28, 2001. Modern Medical intends to continue to reduce the outstanding principal balance on this line of credit at a rate of 15% of the cash receipts of the applicable imaging centers.

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

         In October 1999, Modern Medical issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors which are due on October 18, 2000. The notes are convertible at anytime while any portion of the notes are outstanding into shares of Modern Medical's common stock at the lower of: (a) 72.5% of the lowest closing bid price of Modern Medical's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. Modern Medical has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. As of October 27, 2000, the notes were not converted into Modern Medical's common stock and Modern Medical is currently negotiating the conversion of this note to a long-term note. The Company has agreed to pay back $15,000 principle payment until alternative financing is found. See "Note 4 of the Notes to Consolidated Financial Statements".

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

         In a related matter, Stephen Findlay named Modern Medical Modalities Corporation as a defendant in an arbitration. The arbitrator ruled that Modern Medical Modalities corporation should not have been named and awarded legal fees be paid by Stephen Findlay. Modern Medical Modalities Corporation has filed an action in the U.S. District Court for the district of New Jersey to enforce the arbitration award. It is to early to determine the possible outcome of this case. During the first quarter of 2001 a court order was entered instructing Stephen Findlay to pay in excess of $18,000 to the Company for reimbursement of legal fees.

         In December 1999, Modern Medical was named as a defendant in a lawsuit filed by Stacey Travaglione, a former employee, in the District Court in the Southern District of New York. The suit alleges violations of the Americans with Disabilities Act and the New York state Human Rights Law. This action is still in the early stages and therefore no determination as to possible outcome can be made.

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

                                 MODERN MEDICAL MODALITIES CORPORATION


Dated: March 15, 2001            By:   /s/ Roger Findlay
                                     -------------------------------------------
                                          Roger Findlay
                                          President and Chairman of the Board

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