Form 10QSB
period 2000-09-30
MODERN MEDICAL MODALITIES CORP
filed 2001-03-27
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

                                or

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

         The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on December 10, 2000 was 2,506,471 shares.

         Transitional Small Business Disclosure Format (check one):
Yes         No   X
    -----      -----

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                    Page Number

Item 1.    Financial Statements........................................ 4-10
Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operation......................11-15

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................16
Item 6.    Exhibits and Reports on Form 8-K...............................17
           Signatures.....................................................17

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
            Consolidated Balance Sheets as of September 30, 2000 and
                 December 31, 1999...........................................4-5
            Consolidated Statements of Operations for the three and
                  nine months ended September 30, 2000 and 1999................6
            Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2000 and 1999............................7
            Notes to the Consolidated Financial Statements..................8-10

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30,     December 31,
                                                                                 2000              1999
                                                                             -------------     ------------
                                                                             (Unaudited)
                                    ASSETS

Current assets:
       Cash and cash equivalents                                              $    8,648        $     --
       Restricted cash for line of credit repayment                                 --             600,000
       Accounts receivable (less contractual allowances of
           $2,712,893 and $2,479,106, respectively)                            1,682,722         2,234,677
       Account receivable - joint venture                                        203,584            35,333
       Note receivable from affiliate                                            276,994           131,394
       Deferred financing costs                                                     --             180,000
       Other current assets                                                      121,287           126,485
                                                                              ----------        ----------
                              Total current assets                             2,293,235         3,307,890
                                                                              ----------        ----------

Other assets:
       Furniture, fixtures, equipment and leasehold improvements - net         3,135,285         4,697,223
       Note receivable from affiliate, net of current portion                    463,815              --
       Investment in joint ventures                                              820,876           439,503
       Deposits                                                                   16,800            25,530
       Deferred tax asset                                                        484,718           484,718
                                                                              ----------        ----------
                               Total other assets                              4,921,495         5,646,974
                                                                              ----------        ----------
                                                                              $7,214,730        $8,954,863
                                                                              ==========        ==========


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,           December 31,
                                                                                      2000                   1999
                                                                                 -------------           ------------
                                                                                 (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                           $   297,000           $   599,750
        Cash overdraft                                                                54,253               525,079
        Accounts payable                                                           1,743,728               802,788
        Accrued expenses                                                             375,754               290,655
        Loan payable - joint venturer                                                   --                  71,942
        Convertible debt                                                             537,500               500,000
        Current portion long term debt                                             1,502,155             1,607,813
        Due to affiliate                                                             169,201               198,306
        Due to related party                                                           4,389                32,532
                                                                                 -----------           -----------
                              Total current liabilities                            4,683,980             4,628,865

Other liabilities:
        Long term debt, net of current portion                                     1,903,924             2,502,686
                                                                                 -----------           -----------
                                  Total liabilities                                6,587,903             7,131,551
                                                                                 -----------           -----------
Minority interest                                                                     98,713               246,480
                                                                                 -----------           -----------

Commitments and contingencies

Stockholders' equity:
        Common stock, $0.0002 par value, Authorized - 15,000,000 shares
             Issued and outstanding - 2,506,471 shares                                   502                   502
        Additional paid-in capital                                                 4,460,223             4,460,223
        Accumulated (deficit)                                                     (3,932,611)           (2,883,893)
                                                                                 -----------           -----------
                              Total stockholders' equity                             528,114             1,576,832
                                                                                 -----------           -----------
                                                                                 $ 7,214,730           $ 8,954,863
                                                                                 ===========           ===========

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For the Nine Months Ended            For the Three Months Ended
                                                      -----------------------------------    --------------------------------
                                                        September 30,     September 30,      September 30,    September 30,
                                                            2000               1999               2000             1999
                                                      ------------------  ---------------    ---------------  ---------------
Operating income:
     Net revenues from services                           $ 2,537,924       $ 3,122,427       $   748,158       $ 1,190,394
     Cost of services provided                              2,338,299              --             831,793              --
                                                          -----------       -----------       -----------       -----------
Total operating income                                        199,625         3,122,427           (83,635)        1,190,394
                                                          -----------       -----------       -----------       -----------

Operating Expenses:
     Selling, general and administrative                      173,083         2,092,089           110,407           914,529
     Bad debts                                                103,440              --             (11,161)             --
     Depreciation and amortization                            953,917           824,951           327,429           266,270
                                                          -----------       -----------       -----------       -----------
Total operating expenses                                    1,230,440         2,917,040           426,675         1,180,799
                                                          -----------       -----------       -----------       -----------
(Loss) from operations                                     (1,030,815)          205,387          (510,310)            9,595
                                                          -----------       -----------       -----------       -----------

Other income (expenses):
     Interest income                                           55,938            28,392            32,248             9,257
     Interest expense                                        (456,134)         (472,518)         (152,917)         (151,374)
     Miscellaneous income                                      68,556              --              19,163              --
     Income from joint ventures                                59,715            95,405            19,748            19,749
     Gain on disposal of equipment                            187,928              --              87,928              --
     Gain/(loss) on sale of subsidary, net of income
         taxes in 1999 of $ 43,000                            (81,440)           57,000              --                --
                                                          -----------       -----------       -----------       -----------
Total other income(expense)                                  (165,436)         (291,721)            6,171          (122,368)
                                                          -----------       -----------       -----------       -----------
(Loss) before income taxes and minority interest           (1,196,251)          (86,334)         (504,139)         (112,773)

Provision/(benefit) for income taxes                             --             (18,634)             --             (32,976)
                                                          -----------       -----------       -----------       -----------
(Loss) before minority interest                            (1,196,251)          (67,700)         (504,139)          (79,797)

Minority interests                                            147,767             2,470            47,161            (9,718)
                                                          -----------       -----------       -----------       -----------
Net (loss)                                                $(1,048,484)      $   (65,230)      $  (456,978)      $   (89,515)
                                                          ===========       ===========       ===========       ===========
(Loss) per share, basic and diluted                       $     (0.50)      $     (0.03)      $     (0.22)      $     (0.05)
                                                          ===========       ===========       ===========       ===========
Number of weighted average shares outstanding               2,109,739         1,980,888         2,109,739         1,818,560
                                                          ===========       ===========       ===========       ===========

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                                 ------------------------------
                                                                                    2000              1999
                                                                                 -----------       -----------
Cash flows from operating activities
       Net (loss)                                                                $(1,048,484)      $   (65,230)
                                                                                 -----------       -----------
       Adjustments to reconcile net loss to net cash provided (used) by operating activities:

              Depreciation and amortization                                          953,917           824,951
              Contractual allowances                                                 233,733           100,960
              Bad debts                                                              103,440              --
              Income from an unconsolidated joint venture                            (59,715)          (95,405)
              Minority interest                                                      147,767            (2,470)
              Deferred income taxes                                                     --              24,366
              Gain on sale/disposal of equipment                                     187,928              --
              Loss on sale/disposal of subsidiaries                                   81,440          (100,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
              Accounts receivable                                                    318,222           337,327
              Accounts receivable - joint venturer                                  (168,251)          581,738
              Affiliate receivables                                                 (145,600)           21,723
              Other current assets                                                    14,672           (13,194)
              Deposits and other assets                                               (8,730)           14,916
              Due to affiliate                                                          --             221,805
              Accounts payable                                                      (470,114)         (498,312)
              Accrued expenses                                                       (85,098)         (672,432)
              Affiliate payables                                                     124,584          (218,717)
                                                                                 -----------       -----------
       Total adjustments                                                           1,228,195           527,256
                                                                                 -----------       -----------
Net cash (used) provided by operating activities                                     179,711           462,026
                                                                                 -----------       -----------
Cash flows from investing activities:
              Organization costs                                                        --               1,211
              Fixed asset acquisitions                                                  --            (142,325)
              Fixed asset dispositions                                               778,546           848,562
              Proceeds from note receivable                                             --              27,778
              Investment in joint venture                                               --             (46,022)
                                                                                 -----------       -----------
Net cash provided by investing activities                                            778,546           689,204
                                                                                 -----------       -----------
Cash flows from financing activities:
              Note receivable - affiliate                                           (463,815)             --
              Proceeds from issuance of warrants                                    (381,374)             --
              Proceeds from private placement                                           --             204,910
              Disposal of long term debt                                                --            (443,417)
              Loan payable - joint venturer                                             --            (202,000)
              Net reduction long term debt                                          (704,420)         (626,564)
                                                                                 -----------       -----------
Net cash (used) by financing activities                                           (1,549,609)       (1,067,071)
                                                                                 -----------       -----------
Net decrease in cash and cash equivalents                                           (591,352)           84,159
Cash and equivalents, beginning of year                                              600,000           656,313
                                                                                 -----------       -----------
Cash and equivalents, end of year                                                $     8,648       $   740,472
                                                                                 ===========       ===========
       Interest paid                                                             $   462,951       $   466,440
                                                                                 ===========       ===========
       Income taxes paid                                                         $      --         $      --
                                                                                 ===========       ===========

                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

                  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

                  The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - FURNITURE, FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

         Furniture, fixtures, equipment and leasehold improvements consist of the following:

                                              September 30,         December 31,
                                                 2000                 1999
                                               ----------           ----------
                                              (Unaudited)
Medical Equipment                            $7,753,545              $8,844,464
Building                                        310,860                 310,860
Furniture and Fixtures                           60,681                  60,680
Automobiles                                      28,167                  22,860
Leasehold improvements                          353,392                 353,392
                                             ----------              ----------
                                              8,506,645               9,592,256
Less:  Accumulated Depreciation
       and Amortization                       5,371,360               4,895,033
                                             ----------              ----------
                                             $3,135,285              $4,697,223
                                             ==========              ==========

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LINE OF CREDIT:

                  In March 2000, the Company opened a commercial line of credit in the amount of $300,000 with Bridge View Bank in Englewood, New Jersey. Under the terms of the agreement, certain Directors of the Company are guarantors of the loan. This loan is for one year in duration and shall carry an interest rate of Prime plus one (1%) percent. On March 21, 2001, this agreement was renewed for one year under the same terms.

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

NOTE 5 - CONVERTIBLE DEBT

                  In October 1999, the Company issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors, which are due on October 18, 2000. The note is convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. The Company has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. As of November 17, 2000, the Company has agreed to repay the loan at $15,000 per month for a nine month period with a balloon payment due after the ninth payment. As of March 15, 2001, the Company is currently negotiating the conversion of this note to a long-term note.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LITIGATION:

                  In 1999, KFC Ventures, LLC ("KFC") named the Company, its wholly-owned subsidiary Metairie Medical Equipment Leasing Corp., and four principals of the Company and/or Metairie Medical Equipment Leasing Corp in a suit alleging KFC was fraudulently induced to invest in Open MRI of Metairie, LLC. KFC alleges claims for fraud, federal and state securities fraud, unfair trade practices, detrimental reliance, intentional breach of contract, breach of the covenant of good faith and fair dealing, and breach of fiduciary duty. The suit is presently in the early stages and, therefore, no determination as to the possible outcome can be made. The Company believes the suit is without merit and intends to vigorously defend itself.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

         When used in this Form 10-QSB and in future filings by Modern Medical with the Securities and Exchange commission, the words or phrases "will likely result" and "the company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements." Modern Medical wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Modern Medical has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Results of Operations:

For the Quarter ended September 30, 2000 compared to the Quarter ended September 30, 1999.

Net Revenues from Services

Net revenues from services for the three months ended September 30, 2000, was $740,158 as compared to $1,190,394 for the same period in 1999; a reduction of $442,236. The majority of the decrease is applicable to a reduction of revenue at the Company's site at West Paterson of $99,912; South Jersey site of $73,239 and the MRI Center at PBI in the amount of $36,726. In addition the Company experienced additional contractual allowances of approximately $193,000 which adjusted for contractual lower collection percentages.

Miscellaneous income

Miscellaneous income for the three months ended September 30, 2000, is $19,163 as compared to zero for the same period in 1999. This amount represents rental income on a mobile mammography unit purchased by the Company and rented to some facilities not owned or operated by the Company and the sale of used CT Scanner from one of the Company's sites.

Gain on disposal of  equipment

During the quarter ended September 30, 2000, the Company sold certain medical equipment and recognized a gain of $87,928.

For the Nine months ended September 30, 2000 compared to the Nine months ended September 30, 1999.

Net revenues from services

For the nine months ended September 30, 2000, net revenue from services was $2,537,924 as compared to $3,122,427 for the same period in 1999; a decrease of $548,503. This decrease is made of a reduction of $19,000 at The Beth Israel Hospital site; $7,338 in management fee income from the Union Imaging Associate Joint Venture; $ 28,000 reduction at the Plainfield Imaging location; $105,000 reduction from the South Jersey Imaging site and a $227,000 reduction from income derived from the West Paterson Imaging Center. These decreases were offset by an increase in revenue of $150,000 from the Company's site in Metaire La. Additionally, the Company's provision for uncollectible accounts receivable increased by $137,000.

Cost of services provided and selling, general and administrative expenses

For the nine months ended September 30, 2000, cost of services provided and selling general and administrative costs totaled $2,511,382 as compared to $2,092,089 for the same period in 1999 resulting in an increase of $419,293. The majority of the increase is attributable to three specific areas; professional fees $197,651, marketing $24,024 and facility costs of $62,242.

Loss on sale of subsidiary

On March 13, 2000 The Company sold West Paterson Equipment Leasing Corporation to Advanced Imaging Associates P.A. and incurred a loss on the sale of $81,416.

Miscellaneous income

Miscellaneous income for the nine months ended September 30, 2000, was $168,551 as compared to zero for the same period in 1999. This amount is made up of the sale of a CT Scan for $100,000 and income derived from the rental income of the Company's mobile mammography unit in the amount of $68,551.

Liquidity and Capital Resources:

         Modern Medical has a working capital deficiency of $2,390,745 at September 30, 2000 as compared to a working capital deficiency of $1,320,975 at December 31, 1999.

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

         On March 3, 2000, the Company received a commercial line of credit in the amount of $300,000 from Bridge View Bank in Englewood, New Jersey. Pursuant to the terms of the line of credit, Roger Findlay, Gregory Maccia and Jan Goldberg, each of whom are executive officers and directors of Modern Medical are guarantors on the loan. The loan is for a one year period and the interest rate on the loan is based on Bridge View's Base/Prime commercial lending rate plus one (1) percent floating for the term of the loan. On March 21, 2000 this agreement was renewed for one year under the same terms.

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

                            MODERN MEDICAL MODALITIES CORPORATION


Dated: March 27, 2001       By:   /s/ Roger Findlay
                                ------------------------------------------------
                                     Roger Findlay
                                     President and Chairman of the Board

                            By:  /s/ Jan Goldberg
                                ------------------------------------------------
                                     Jan Goldberg
                                     Vice President, Acting Principal Accounting
                                      Officer, Treasurer and Director


                            By:  /s/ Gregory Maccia
                                ------------------------------------------------
                                     Gregory Maccia
                                     Vice President and Director