Form 10KSB
period 2000-12-31
MODERN MEDICAL MODALITIES CORP
filed 2001-05-10
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------

(Mark One)

[X] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _____________to______________

Commission File No. 0-23416

                      MODERN MEDICAL MODALITIES CORPORATION
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                               22-3059258
           ----------                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1719 Route 10, Suite 117, Parsippany, NJ                      07054
----------------------------------------                      ------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:   (973) 538-9955
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                  Name of each Exchange on which Registered
-------------------------------      ------------------------------------------
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
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. Yes     No X
                                  ---    ---

          The issuer's net sales for the most recent fiscal year were $3,580,679.

           The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on April 11, 2001 was approximately $46,000.

           As of April 11, 2001 there were 2,506,471 shares of Common Stock, par value $.0002 per share, outstanding.

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

         Modern Medical presently provides equipment and manages one hospital based MRI site located in Passaic, New Jersey, and four free standing MRI and CT Scan and Diagnostic Imaging ambulatory centers in Louisiana (1) and New Jersey
(3). Modern Medical also receives a management fee of 11.25% of gross cash collections from the site in Union, New Jersey, for performing management functions. Modern Medical's relationship with the joint-ventures range from 2% through 85% equity interest.

         Generally, Modern Medical's centers participate in HMO or PPO programs because many of the physicians who refer patients to the centers belong to the HMO or PPO. In many instances Modern Medical's centers initiate contact with various third parties, such as insurance companies, unions or managed care providers, to provide services to their membership. This is usually the case with the larger insurance plans. In the case of unions or managed care programs, the benefit managers representing the various programs usually make contacts. Typically, the physicians in the area recommend the centers.

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

         Modern Medical shall continue to serve as managing joint venturer until Modern Medical's liability under the Union joint venture's equipment debt is satisfied. Thereafter, Modern Medical shall continue to serve as the managing joint venturer until the earlier to occur of: (a) Modern Medical's resignation upon 60 days notice to Union Imaging or (b) 60 days after receipt of notice from Union Imaging that the holders of at least 80% of Union Imaging's stock had voted to terminate Modern Medical as managing joint venturer. For serving as managing joint venturer, Modern Medical receives 11.25% of gross collections for a management fee as well as a 10% equity position.

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

         Modern Medical serves as the managing joint venturer pursuant to the Plainfield joint venture agreement. As managing joint venturer, Modern Medical has the following managerial responsibilities:

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

         METAIRIE MEDICAL EQUIPMENT LEASING

         In June 1997, Metairie Medical Equipment Leasing Corp. was incorporated in the state of New Jersey, as a 100% owned subsidiary of Modern Medical. In October 1997, Metairie Medical Equipment Leasing Corp. was registered as a corporation doing business in the State of Louisiana. Under the terms of the venture agreement Modern Medical will receive 100% of the profits and equity of Open MRI & Imaging Center of Metairie, LLC. The site opened for business in February of 1998. There is an agreement with Southern Medical Consultants, which provides that if they raise $250,000 and provide marketing and management services, they will receive 34% of the site. To date the $250,000 has been raised, but the marketing and management services have not been performed.

         In March 1998, Modern Medical sold to KFC Venture LLC, 15% of Open MRI and Imaging Center of Metairie, LLC for $250,000 payable $100,000 upon execution of the agreement and $25,000 per month for six months. Under the terms of the agreement, $125,000 of the $250,000 must be paid back to KFC Venture LLC, without interest. Until such time, all distributions shall be divided equally, with 50% of said distribution being paid to KFC Ventures LLC as a return of its initial capital investment up to the amount of $125,000 and the other 50% of said distribution being distributed to the members of Open MRI & Imaging Center of Metairie, LLC, in accordance with their percentage interests in Open MRI & Imaging Center of Metairie, LLC.

         OPEN MRI OF MORRISTOWN

         During February of 1996, Modern Medical, under the terms of a joint venture with RMC Consulting Inc. and Barbara Krasnica, developed an MRI facility located in Morristown, New Jersey. Under the terms of the agreement, dated October 31, 1995, Modern Medical has the responsibility to make all day-to-day decisions on behalf of the joint venture "Open MRI of Morristown." The term of the joint venture shall terminate October 15, 2015 unless the business is sold, or the joint venture is terminated by mutual consent of the participants. The term of the joint venture may be extended by mutual written consent of the participants. Under the terms of the joint venture the profit distribution is as follows: Modern Medical Modalities Corporation 72%, RMC Consulting Inc. 18% and Barbara Krasnica 10%.

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

Our wholly-owned sites:

         BETH ISRAEL JOINT VENTURE

         In June 1995, Modern Medical entered into a joint venture agreement with Beth Israel MRI Corporation and a physician licensing agreement with Advanced Imaging and Radiology Associates P.A. to provide certain non-professional services to an MRI facility, which was developed by Modern Medical, and is located on the campus of Beth Israel Hospital. These non-professional services include: patient billing and collection, marketing, management and clerical services. The term of the Agreement is for a seven (7) year period with an automatic renewal provision for successive seven-year periods. Modern Medical has a 75% interest in the profits, obligations and liabilities under the Joint Venture Agreement.

         SOUTH JERSEY MEDICAL EQUIPMENT LEASING CORPORATION

         On October 12, 1994, Modern Medical Modalities Corporation formed a New Jersey corporation, South Jersey Medical Equipment Leasing Corp.

         On December 29, 1994, South Jersey Medical, which is 100% owned by Modern Medical Modalities Corporation, purchased for $1,550,000 certain assets and liabilities of NMR Imaging Associates, Partnership, an entity that leases MRI and CT equipment. South Jersey Medical will provide space, equipment (MRI and CT Scanner) and non-professional services, including management and billing and collection functions to South Jersey Imaging Associates, P.A.

Medical imaging industry and systems

         Modern Medical has focused on the advanced imaging technologies of MRI and CT Scan. Management believes that the use of these technologies has grown significantly in the U.S. during the last several years. This growth is attributable to physicians' beliefs that diseases can be detected in their early stage, in a non-invasive manner, through the use of MRI and CT Scan. Hospitals are facing competitive pressures to provide technology and related services despite strict budgetary limitations. Changes in third party reimbursement systems have resulted in declining profit margins for many hospitals, thus reducing capital available to hospitals and the traditional incentives to purchase or lease equipment and pass such costs through to third parties. By leasing equipment and purchasing services from third parties, hospitals are able to conserve their limited capital resources for other purposes and reduce the risks associated with technological obsolescence and under utilization of equipment and services. As a result hospitals are increasingly utilizing companies that provide MRI and CT Scan equipment, such as Modern Medical, in order to decrease their equipment and personnel costs.

         Medical diagnostic imaging systems facilitate the diagnosis of disease and disorders at an early stage, often minimizing the amount and cost of care needed to stabilize or cure the patient and frequently obviating the need for invasive diagnostic procedures, such as exploratory surgery. Diagnostic imaging systems are based on the ability of energy waves to penetrate human tissue and generate images of the body, which can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional x-ray to the advanced technologies of MRI and CT Scan.

         MRI is an advanced imaging system that uses a strong magnetic field and radio waves to allow physicians to explore the inner workings of the human body. The pictures produced by this technology assist the doctor in detecting and defining the differences between healthy and diseased tissue.

         CT is a specialized method of examining various body parts using x-rays and computer reconstruction to form a cross sectional image. During the exam the x-ray tube travels completely around the body and the computer reconstructs the information to form a cross sectional image. A series of these images, or slices, is taken through the area of interest, providing the physician with a detailed look at structures not otherwise seen with regular X-rays.

Our services

         Modern Medical offers the full range of services discussed below. The needs of a particular hospital or physician group determine the extent of the services offered in each instance, which Modern Medical can deliver either on a limited basis or through a full service medical technology center. Administrative, technical and support personnel staff each site. In addition, a physician and a physician group provide professional services and interpret MRI or CT scans at each site. Modern Medical does not engage in the practice of medicine. Such physicians are not employees of Modern Medical. However, the most significant cost of operating an imaging center is the capital and finance costs of equipment.

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

         Medical technology centers. Modern Medical will establish a medical technology center within a hospital or with a physician group through which Modern Medical will offer its full range of services. A hospital center is located on a hospital campus, is affiliated with that hospital and provides both inpatient and outpatient services. A hospital requiring part-time service will engage Modern Medical to schedule its mobile unit to be on location at the hospital at prescribed times. Modern Medical maintains a mobile unit, which is a custom-designed vehicle that is a totally self-contained facility.

         In addition to the equipment and facility services provided in its arrangements, Modern Medical provides at a medical technology center all technical and support staffing, expanded marketing services, patient scheduling, billing and collection services, management information systems, and overall management.

          Radiology group centers. Modern Medical began its medical technology center operations by establishing freestanding, outpatient-imaging centers with groups of radiologists.

         In most cases Modern Medical is approached by a group of physicians or a hospital who are looking to install a MRI or CT scanner. Modern Medical first reviews the location that the equipment is to be placed in and reviews a general outline or business plan. Information that is presented includes other centers in the area, patient financial class, patient demographics in the area served, and potential referring physicians. In the case of a hospital, Modern Medical requests the number of MRI and CT scans that the hospital sends to other facilities. Modern Medical also contacts neighboring sites to determine the waiting time for scheduling an exam to see if patients are waiting an excessive amount of time for an exam. Modern Medical contacts potential referring physicians to determine if they are experiencing problems with existing facilities and if they would support a new facility. Managed care groups and HMO's are contacted to determine if contracts for providing service are available and to ascertain the membership in their service area of the potential new sites. If the site is considered to be positive a request is made to the various equipment manufacturers for a bid on the equipment Modern Medical deems necessary. Modern Medical then makes a determination as to the financial viability of the project. Based on the criteria above, Modern Medical reviews each site to determine whether the site can generate revenues to support the costs associated with the operation of the site.

Our growth strategy and marketing plan

         Modern Medical markets its services to physicians and hospitals through various methods. These include telemarketing, direct solicitation, direct mail, and sponsorship of in service education programs for physicians and technical staff, and personal visits to physician offices. Modern Medical's management also attends many of the large radiology shows throughout the country.

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

         Either Modern Medical or its joint venture finances equipment, typically over a sixty-month period, with the lender or leasing company. In each case the equipment serves as security for the loans and in certain instances the lessor requires a corporate guarantee for a percentage of the amount being financed, which is based on the financial projections of the equipment purchased. Modern Medical leases all of its medical equipment.

         Modern Medical's equipment and supplies are available from a variety of sources. The loss of any single supplier would not have a material adverse effect on Modern Medical.

Governmental reimbursement and regulations of our business

         Government reimbursement. In major areas of its business, Modern Medical relies on third party reimbursement for payment of its services, which is typically the federal government. Its charges are predominantly paid either directly by third party payors or by its clients, which in turn receive reimbursement from such sources. Extensive payment delays are not uncommon and adversely affect our operations while awaiting payment.

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

Employees

         As of January 1, 2001, Modern Medical employed 45 persons on a full-time basis and 15 persons on a part time basis. The following table reflects the employees per facility:

                                         TOTAL       FULL-TIME      PART-TIME
                                         -----       ---------      ---------

Modern Medical (Corporate)                11            10             1

Marlton, NJ                                6             6             0

JOINT VENTURES

South Plainfield, NJ                       3             2             1

Metairie, LA                               5             5             0

Union, NJ                                 30            19            11

Passaic, NJ                                5             3             2
                                          --            --            --

Total:                                    60            45            15
                                          ==            ==            ==

Lease agreements at our joint venture sites

         Modern Medical as managing joint-venturer has entered into an equipment lease/purchase agreement with DVI Financial, dated December 1, 1993, which provides for the lease/purchase of one Marconi 1.OT mobile MRI unit in a Calumet Coach payable over a 60-month term with payments each of $36,350, which was being charged as an expense of Modern Medical. On June 15, 1998, Modern Medical refinanced the lease purchase of the Marconi 1.OT mobile MRI unit, reducing its monthly rental payment to $13,407 per month for a period of thirty-six (36) months. Modern Medical is current in all its payments. This leased equipment is presently located in South Plainfield, New Jersey.

         In December of 2000, Modern Medical Modalities Corporation, acting in its capacity of managing joint-venturer of Union Imaging Associates JV entered into a lease purchase agreement with Citicorp North America, Inc. to refinance $1,102,887 of existing and new Union Imaging Associates, JV debt. The amount was made up of the following:

         Marconi Open MRI system upgrade                      $    185,500
         Buyout of the balance of the:
             DVI Financial Services equipment debt                  301,517
             DVI Business Credit accounts receivable line           615,870
                                                              -------------
                                            Total               $ 1,102,887
                                                              =============

         The lease commenced December 5, 2000, is a sixty-month financing lease with a $1.00 buyout option at the end of the lease. The sixty monthly installments are for $23,631 each. Modern Medical Modalities Corporation was not required to guarantee the lease.

         Modern Medical, as managing joint-venturer, has entered into an agreement with Beth Israel MRI Corporation and Advanced Imaging and Radiology Associates P.A. under which it provides clerical, billing and marketing services to an MRI facility which Modern Medical developed and is located on the campus of Beth Israel Hospital. During the last quarter of 1998, Modern Medical refinanced its lease with DVI Financial Services for the equipment located at the Beth Israel MRI Center. Under the terms of the refinancing Modern Medical extended the lease/purchase with DVI for sixty months for the unpaid balance. The resulting refinance lowered the monthly payments from $38,245 to $21,159 with a $102,275 balloon payment at the end.

         During the last quarter of 1998, Modern Medical refinanced its lease with DVI Financial Services for the South Jersey Equipment Leasing Corporation site in Marlton, New Jersey. Under the terms of the refinancing, Modern Medical extended the lease/purchase with DVI for 37 months for the unpaid balance. The resulting refinance lowered the monthly payments from $35,092 to $23,271 with a $102,275 balloon payment at the end.

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

Item 3.   Legal Proceedings

                  In December 1999, KFC Ventures, LLC ("KFC") commenced an action in U.S. District Court in the Eastern District of Louisiana against Modern Medical Modalities Corporation, its wholly-owned subsidiary Metairie Medical Equipment Leasing Corp., and four principals of the Company and /or Metairie Medical Equipment Leasing Corp in a suit alleging KFC was fraudulently induced to invest in Open MRI of Metairie, LLC. KFC alleges claims for fraud, federal and state securities fraud, unfair trade practices, detrimental reliance, intentional breach of contract, breach of the covenant of good faith and fair dealing, and breach of fiduciary duty. Modern Medical has reached a tentative agreement to settle with KFC Ventures, LLC and is presently discussing payment terms.

                  In 1999, Stephen Findlay, former president of Prime Contracting Corp., commenced an action in Morris County Court in the State of New Jersey against Modern Medical Modalities Corporation making various assertions regarding the sale of Prime Contracting. This action is in the early stages and, therefore, no determination as to the possible outcome can be made.

                  In a related matter, Stephen Findlay named Modern Medical as a defendant in arbitration. The arbitrator ruled that Modern Medical should not have been named and awarded legal fees to be paid by Stephen Findlay. Modern Medical has filed an action in the U.S. District Court for the District of New Jersey to enforce the arbitration award. During the first quarter of 2001, a court order was entered instructing Stephen Findlay to pay legal fees in the amount of $18,627.00 plus lawful judgement interest from the date of the filing of the complaint.

                  In December 1999, Modern Medical was named as a defendant in a lawsuit filed by Stacey Travaglione, a former employee, in Federal District Court in the Southern District of New York. The suit alleges violations of the Americans with Disabilities Act and the New York State Human Rights Law. After some discovery the parties agreed to the terms of an out of court settlement where Modern Medical will pay the plaintiff a total of $40,000 in ten equal installments over a ten month period. Because the plaintiff filed bankruptcy, the bankruptcy trustee must be a signatory on the agreement. Although Modern Medical has been advised that the trustee has approved the settlement, Modern Medical is still awaiting the trustee's signature.

                  Other than the above, Modern Medical is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         Modern Medical did not submit any matters to a vote of its security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Modern Medical's Common Stock

         On March 12, 1999, we effected a 1 for 2 reverse split of our authorized and outstanding shares of common stock. As of March 31, 2000, we had 2,506,471 shares of common stock outstanding. Our common stock is traded on the Pink Sheets under the symbol "MODM." The following table sets forth the high and low closing bid prices for the common stock as reported on the Nasdaq SmallCap during 1999 through May 25, 2000. On May 26, 2000, the common stock began trading on the Pink Sheets. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. All bid prices for the periods prior to our 1-for-2 reverse stock split effected on March 12, 1999, have been adjusted to reflect the reverse stock split.

                                                   Common Stock
                                                   ------------
Fiscal 1999                                  High              Low
-----------                                  ----              ---
First                                     $   2.75         $    0.125
Second                                        3.25              2.375
Third                                         3.25              1.250
Fourth                                        3.50              1.500

Fiscal 2000
-----------
First                                     $   2.75         $    1.375
Second                                        1.50              0.350
Third                                         0.35              0.120
Fourth                                        0.07              0.02

Fiscal 2000
-----------
First                                     $   0.02         $    0.01
Second (through April 11, 2001)               0.02              0.02

         On April 11, 2001, there were 49 holders of record of Modern Medical's 2,506,471 outstanding shares of Common Stock.

         On April 11, 2001, the last sale price of the Common Stock as reported on the Pink Sheets was $0.02.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

         When used in this Form 10-KSB and in future filings by Modern Medical with the Securities and Exchange commission, the words or phrases "will likely result" and "the company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements." Modern Medical wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Modern Medical has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

         In 1994, Modern Medical Modalities Corporation started Medical Marketing & Management, Inc., which markets not only the sites of Modern Medical, but for other physician groups and hospitals. In November 1994, Modern Medical acquired Prime Contracting Corp. in a business combination accounted for as a pooling of interests. Prime is a full service contractor who provides turnkey design and construction services for medical facilities primarily on the east coast of the United States. On December 27, 1995, Modern Medical entered into an agreement with Hamilton McGregor International Ltd., a related party, to sell all of the common stock of Prime for $1,200,000. Hamilton McGregor is a majority-owned subsidiary of RF Management Inc. Our Chairman, Roger Findlay, also serves as chairman of the board of directors of RF Management.

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

         In March of 1998, Modern Medical sold to the KFC Venture LLC, 15% of Open MRI and Imaging Center of Metairie, LLC for $250,000 payable $100,000 upon execution of the agreement and $25,000 a month for six months. Under the terms of the agreement, $125,000 of the $250,000 must be paid back to KFC Venture LLC without interest before any profits can be distributed. Until such time, all distributions shall be divided equally with fifty percent of said distribution being paid to KFC Ventures, LLC as a return of its initial capital investment up to the amount of $125,000 and the other fifty percent of said distribution being distributed to the members in accordance with their percentage interests in Modern Medical.

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

         In September 1998, Modern Medical terminated the management contract with Southern Medical Consultants LLP for the management of Open MRI of Metairie. Accordingly pursuant to the agreement, if Southern Medical is not active in the site nor managing the site through the end of the lease payments, then no stock transfers will be made and none have been made to date.

Results of Operations:

For the year ended December 31, 2000 compared to the year ended December 31,
1999

Net Revenues from Services:

When comparing the year ended December 31, 2000 to the same period in 1999, the net revenue from services decreased $406,424 from $3,987,103 in 1999 to $3,580,679 in 2000. Although the Company sold its West Paterson imaging center in March of 2000, and experienced a reduction of $287,296 for the same period of 1999, most of the Company's other imaging centers experienced gains that offset this reduction. The resulting reduction is directly related to an increase of over $400,000 of the provision for Uncollectible Accounts that are a result of a reduction of third party reimbursement rates.

Cost of Services Provided/Selling, General and Administrative:

Cost of Services Provided/Selling, General and Administrative has decreased approximately $1,294,407 from 2000 to 1999. This decrease resulted from a $869,778 expense in 1999 for stock based compensation to various vendors for performing services including marketing, special projects and additional sources of capital for the Company. Additionally, the Company experienced a reduction of salaries corporate wide in the amount of $301,587, the majority of which is applicable to the sale of its West Paterson imaging center in the amount of $149,756 and corporate compensation in the amount of $103,878. Additionally, costs applicable to the West Paterson imaging center were reduced by $157,278 due to the sale of the site in March 2000.

Miscellaneous Income

Miscellaneous Income for the year ended December 31, 2000 was $ 92,991 as compared to $21,153 for the same period in 1999. The increase of $71,838 reflects an entire year's rental income of the Company's mobile mammography equipment to outside sources.

Loss on Sale of Subsidiary

On March 13, 2000, the Company sold its West Paterson imaging center to Advanced Imaging and Radiology Associates P.A. and incurred a loss of $160,208.

Gain on Disposal of Equipment

During the year 2000 the company sold two CT Scanners and recognized a gain of $187,928.

Liquidity and Capital Resources:

         Modern Medical has a working capital deficiency of $ 1,299,537 at December 31, 2000 as compared to a working capital deficiency of $1,320,976 at December 31, 1999.

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
                                                                    =======

         On an annual basis the above refinancing results in a cash savings of $694,692. The above refinanced loans are for between thirty-six (36) and sixty-months (60). Passaic Beth Israel has thirty-six (36) months, South Jersey Imaging has twenty-four (24) months and South Plainfield has six (6) months remaining on the refinanced notes at December 31, 2000.

         In addition, for the year ended December 31, 2000, Modern Medical reduced the balance of the outstanding accounts receivable working capital line of credit by approximately $ 47,178 ($477,999 to $(430,821) and for the three months ended March 31, 2001 the outstanding balance has been further reduced to $349,401. Modern Medical intends to continue to reduce the outstanding principal balance on this line of credit at a rate of 15% of the cash receipts of the applicable imaging centers.

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

         In October 1999, Modern Medical issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors, which were due on October 18, 2000. The notes are convertible at anytime while any portion of the notes are outstanding into shares of Modern Medical's common stock at the lower of: (a) 72.5% of the lowest closing bid price of Modern Medical's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. Modern Medical has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. As of December 31, 2000, the notes were not converted into Modern Medical's common stock and Modern Medical is currently negotiating the conversion of this note to a long-term note. See "Note 8 of the Notes to Consolidated Financial Statements".

         In December 1999, the Company entered into a long-term note agreement with DVI Financial Services whereby it would be obligated to make 24 equal payments of $2,341.08 commencing December 20, 1999.

         During the fourth quarter of 1999, the Company entered into an agreement whereby Dr. Bahlia through June 30, 2000 would run Amherst Imaging Center. The Company would not be affiliated with the center beyond the term of the facility lease and all assets at corresponding to the center were written down to their net realizable value, which was estimated to be zero. The debt to DVI was written down to $45,000, the rent through July 31, 2000 was accrued and a closedown cost of approximately $22,000 was established.

         On March 3, 2000, the Company established a commercial line of credit in the amount of $300,000 from Bridge View Bank in Englewood, New Jersey. Pursuant to the terms of the line of credit, Roger Findlay, Gregory Maccia and Jan Goldberg, each of whom are executive officers and directors of Modern Medical are guarantors on the loan. The loan is for a one-year period and the interest rate on the loan is based on Bridge View's Base/Prime commercial lending rate plus one (1) percent floating for the term of the loan. On March 21, 2001, the line of credit was extended one year to March 21, 2002.

         On March 13, 2000, West Paterson Equipment Leasing Corporation and Modern Medical entered into an agreement with Advanced Imaging and Radiology Associates, P.A. pursuant to which all functions of the West Paterson office will be turned over to Advanced Imaging. Advanced Imaging will be responsible for all operational expenses, including but not limited to payroll, rent, medical supplies, marketing materials, and maintenance of equipment and lease payments on the equipment beginning on March 13, 2000. Additionally, both Advanced Imaging and its principals have guaranteed the remaining twenty-six payments of $11,858 on the leased equipment. All accounts receivable and accounts payable will remain with Modern Medical.

         During the first quarter of 2000 the Company retired its Line of Credit with Summit Bank in the amount of $600,000. This line was secured by a certificate of deposit at Summit, which was used to payoff the line.

         Modern Medical believes that its current operations along with its current capital resources will provide it adequate working capital for the next twelve months.

         These are the only trends, commitments, events and/or material uncertainties known to Modern Medical.

Going Concern

         Modern Medical's 2000 and 1999 financial statements have been presented on a basis that it is a going concern. Due to significant losses during the years ended December 31, 2000 and 1999, the accountants' reports have an explanatory paragraph stating that Modern Medical's continued existence is in doubt.

         As described above, during 2000, Modern Medical reduced its administrative salaries, refinanced equipment and raised approximately $783,000 through the issuance of equity and debt securities. Management believes that its current operations along with its current capital resources will provide Modern Medical sufficient cash resources to support its operations for the next twelve months.

Valuation of Accounts Receivable

         Modern Medical values its uncollected accounts receivable as part of its determination of profit. Modern Medical constantly reviews the accounts receivable valuation. The continuing monthly review, gathering of additional information, as well as changing reimbursement rate, may cause adjustments to the accounts receivable valuation.

Item 7.  Financial Statements

         See pages F-1 to F-27.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  On January 5, 2001, the Company dismissed Lazar, Levine & Felix LLP, located at 1515 Broadway, New York, New York 10036, as its independent accountants. The Company engaged Liebman, Goldberg & Drogin, LLC., located at 591 Stewart Avenue, Suite 450, Garden City, New York 11530, as its new independent certified public accountants. In connection with the most recent fiscal year and subsequent interim periods preceding Lazar, Levine & Felix LLP's dismissal, there were no disagreements with Lazar, Levine & Felix LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Lazar, Levine & Felix LLP's report on the financial statements of Modern Medical contained a going concern opinion.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act

The officers and directors of the Company, and further information concerning them, are as follows:

Name                  Age      Position

Roger Findlay         52       Chairman of the Board of Directors and President

Jan Goldberg          50       Vice President, Acting Principal Accounting
                               Officer, Treasurer and Director

Gregory Maccia        47       Vice President, Secretary and Director

Fred Mancinelli       58       Director

Carl Gedeon           50       Director

Each of the above officers and directors shall hold office until the next annual meeting of the Company's shareholders and until a successor is elected and qualified.

ROGER FINDLAY is a co-founder and has been Chairman of the Board of Directors of the Company since its inception in June 1990. In March 1999, Mr. Findlay was appointed President of the Company. Since 1989, Mr. Findlay has also been co-founder of Technology Services, Inc., a software support company for medical offices and commercial accounts. Since 1986, he has also been founder and President of Northern New Jersey Medical Management, a general partner of a diagnostic imaging center. From 1986 to 1989, Mr. Findlay was President of Advacare, Inc., a practice management and physician billing company. He was co-founder and President of Effective Management Services, Inc., from 1984 to 1986, which provided facilities management and custom programming for hospitals, universities and physician groups. Mr. Findlay, from 1984 to 1986, was also co-founder and President of Medical Accounts Management Services, a software development company. From 1984 to 1986, Mr. Findlay was chief operating officer of NMR of America, Inc., a publicly traded company engaged in operating MRI sites. Mr. Findlay, from 1972 to 1986, was President and co-owner of Medical Billing Services, Inc. From June 1995 to the present, Mr. Findlay has served as Chairman of the Board of Directors of RF Management, a publicly held company.

JAN GOLDBERG is a co-founder and was Secretary, Treasurer and Director of the Company until November 1992. Since November 1992, Mr. Goldberg has been the Vice President, Treasurer and Director of the Company. From 1989 to 1990, Mr. Goldberg was founder and President of GPM, Inc., a physician billing organization with offices in Florida and New York. From 1987 to 1988, Mr. Goldberg was operations manager for Advacare, Inc., a practice management and physician billing company. From 1984 to 1987, Mr. Goldberg was manager of a multi-specialty radiology practice, BBS Billing, Inc. an east coast diagnostic physician group which had contracts with hospitals in New York as well as their own private offices and outpatient facilities. From 1974 to 1984, Mr. Goldberg held various positions with Blue Cross as well as with hospitals in the New York area. Mr. Goldberg was involved in setting up fee-for-service reimbursement systems and was involved in various aspects of hospital administration.

GREGORY MACCIA is a co-founder of the Company and was Vice President and Director until November 1992. Since November 1992, Mr. Maccia has been the Vice President, Secretary and a Director of the Company. Mr. Maccia has also been President of Technology Services, Inc., a software design and facilities management company for medical and commercial accounts since 1989. From 1986-1989, Mr. Maccia was Vice President of Advacare, Inc., a national practice management and physician billing company. Since 1986, Mr. Maccia has been co-founder of Northern New Jersey Medical Management, Inc. He was co-founder and Vice President of Medical Accounts Management Services, Inc. (MAMS) from 1984 to 1986 which developed and sold physician, outpatient and clinical billing software systems. Mr. Maccia, from 1984 to 1986, was co-founder and Vice President of Effective Management Services, Inc. (EMS), which provided custom programming and facilities management with contracts to hospitals and universities in the tri-state area as well as collection agencies and non-medical entities. From 1977 to 1984, Mr. Maccia owned and managed his own consulting company. Mr. Maccia currently serves on the Board of Directors of RF Management, a publicly-held company.

FRED J. MANCINELLI was appointed to the Board of Directors of Modern Medical Modalities on March 3, 1998. Since 1988 Mr. Mancinelli has been President of CBS Business Forms and Printing, Inc., a privately owned marketing, printing and forms corporation located in Cedar Knolls, New Jersey. From 1971 to 1988, Mr. Mancinelli was Vice President of Sales for New Jersey for Computer Business Supplies, Inc. He purchased the New Jersey Branch office in 1988 and has concentrated on meeting the total business forms and printing requirements of over 350 customers. He is responsible for the administrative management, marketing, cash flow analysis and sales for the Company. From 1962 to 1971, Autographic Business Forms, serving as Communications Manager from 1962-1964, salesman from 1964-1968 and the New Jersey regional sales manager from 1968-1971, employed him.

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

Item 10.  Executive Compensation

          The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 2000 (referred to as "2000" in this table), the year ended December 31, 1999 (referred to as "1999" in this table), paid to the Company's Chief Executive Officer. Roger Findlay was appointed President of the Company in March 1999.

Summary Compensation Table

Name and Principal                                   All Other
Position                   Year     Salary          Compensation
--------                   ----     ------          ------------

Roger Findlay               2000    $ 90,658            -0-
 Chairman, President
 and CEO                    1999    $148,431         $4,200(1)

------------

(1) Includes a car allowance paid by Modern Medical.

Employment Agreements

         In June 1997, Modern Medical entered into a five-year employment agreement with Roger Findlay, which expires in June 2002. Pursuant to the agreement Mr. Findlay receives an annual salary of $120,000 along with a monthly car allowance of $350. The agreement does not contain a non-competition agreement.

             In June 1997, Modern Medical entered into a five-year employment agreement with Jan Goldberg, which expires in June 2002. Pursuant to the agreement Mr. Goldberg receives an annual salary of $95,000 along with a monthly car allowance of $350. The agreement does not contain a non-competition agreement.

             In June 1997, Modern Medical entered into a five-year employment agreement with Gregory Maccia, which expires In June 2002. Pursuant to the agreement Mr. Maccia receives an annual salary of $95,000 along with a monthly car allowance of $350. The agreement does not contain a non-competition agreement.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information as of April 11, 2001 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of Modern Medical, each officer and director of Modern Medical and all officers and directors as a group. The table does not include securities exercisable into common stock that have not yet vested or are not exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each such person or entity is 1719 Route 10, Suite 117, Parsippany, New Jersey 07054.

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

         On March 3, 2000, the Company received a commercial line of credit in the amount of $300,000 from Bridge View Bank in Englewood, New Jersey. Pursuant to the terms of the line of credit, Roger Findlay, Gregory Maccia and Jan Goldberg, each of whom are executive officers and directors of Modern Medical are guarantors on the loan. The loan is for a one year period and the interest rate on the loan is based on Bridge View's Base/Prime commercial lending rate plus one (1) percent floating for the term of the loan. On March 21, 2001, the line of credit was extended one year to March 21, 2002.

Item 13.         Exhibits, Lists and Reports on Form 8- K

(a) Exhibits

         None.

(b) Reports on Form 8-K.

         There were no reports filed on Form 8-K during the three month period prior to December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MODERN MEDICAL MODALITIES CORPORATION

                       By: /s/ ROGER FINDLAY
                           ---------------------------------------------------
                           Roger Findlay, President and Chairman of the Board

           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

       Signature                            Title                                      Date
       ---------                            -----                                      ----

/s/ ROGER FINDLAY                           President and Chairman of the Board        May 10, 2001
------------------------------------------
Roger Findlay

/s/ JAN GOLDBERG                            Vice President, Principal                  May 10, 2001
------------------------------------------   Accounting Officer, Treasurer
Jan Goldberg                                 and Director

/s/ GREGORY MACCIA                          Vice President, Secretary                  May 10, 2001
------------------------------------------   and Director
Gregory Maccia

                                            Director                                   May 10, 2001
-----------------------------------------
Fred Mancinelli

                                            Director                                   May 10, 2001
-----------------------------------------
Carl Gedeon

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Modern Medical Modalities Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2000, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 1999 were audited by other auditors whose report dated April 11, 2000 (except as to Note 8 which is dated October 27, 2000) expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2000, and the results of operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

/s/ LIEBMAN GOLDBERG & DROGIN, LLP

Garden City, New York
April 30, 2001

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                                    ASSETS

Current assets:

        Cash and cash equivalents                                         $    6,891
        Accounts receivable (less contractual allowances of $2,807,812)    1,918,149
        Account receivable - joint venture                                   154,285
        Note receivable from affiliate - current position                    317,332
        Other current assets                                                  29,828
                                                                          ----------
                                 Total current assets                      2,426,485
                                                                          ----------
Property and equipment, net of accumulated depreciation of $5,395,234      2,875,561
                                                                          ----------

Other assets:
        Deferred tax asset                                                   484,718
        Note receivable from affiliate, net of current portion                78,915
        Investment in joint ventures                                          34,377
        Deposits                                                              16,800

                                                                          ----------
                                  Total other assets                         614,810
                                                                          ----------
                                                                          $5,916,856
                                                                          ==========


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                    $   297,000
        Accounts payable                                                    1,048,981
        Accrued expenses                                                      422,234
        Convertible debt                                                      530,042
        Current portion long term debt                                      1,491,245
        Due to affiliate                                                       61,518
                                                                          -----------
                               Total current liabilities                    3,851,020

Other liabilities:
        Long term debt, net of current portion                              1,570,673
        Loans payable shareholders                                            194,488
                                                                          -----------
                               Total other liabilities                      1,765,161
                                                                          -----------
                               Total liabilities                            5,616,181
                                                                          -----------
Minority interest                                                             (28,355)
                                                                          -----------
Commitments and contingencies

Stockholders' equity:
        Common stock, $0.0002 par value, Authorized - 15,000,000 shares
             Issued and outstanding - 2,506,471 shares                            502
        Additional paid-in capital                                          4,460,223
        Accumulated (deficit)                                              (4,131,695)
                                                                          -----------
                               Total stockholders' equity                     329,030
                                                                          -----------
                                                                          $ 5,916,856
                                                                          ===========


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Years Ended December 31,
                                                          --------------------------------------
                                                                2000                1999
                                                          ------------------  ------------------
Operating income:
     Net revenues from services                             $ 3,580,679             $ 3,987,103
     Cost of services provided                                2,537,476               2,995,350
                                                            -----------             -----------
Total operating income                                        1,043,203                 991,753
                                                            -----------             -----------
Operating Expenses:
     Selling, general and administrative                        810,906               1,647,438
     Bad debts                                                  126,702                 108,350
     Depreciation and amortization                            1,205,295               1,148,814
                                                            -----------             -----------
Total operating expenses                                      2,142,903               2,904,602
                                                            -----------             -----------
(Loss) from operations                                       (1,099,700)             (1,912,849)
                                                            -----------             -----------
Other income (expenses):
     Interest income                                             66,941                  35,156
     Interest expense                                          (634,467)               (631,179)
     Miscellaneous income                                        92,991                  21,153
     Income from joint ventures                                  72,588                 114,940
     Gain on disposal of equipment                              187,928                    --
     (Loss) on sale/disposal of subsidiaries                   (160,208)                 26,528
     Net gain on restructuring of debt                             --                    25,550
                                                            -----------             -----------
Total other income(expense)                                    (374,227)               (407,852)
                                                            -----------             -----------
(Loss) before income taxes and minority interest             (1,473,927)             (2,320,701)

Provision/(benefit) for income taxes                               --                      --
                                                            -----------             -----------
(Loss) before minority interest                              (1,473,927)             (2,320,701)

Minority interests                                              226,125                  11,532
                                                            -----------             -----------
Net (loss)                                                  $(1,247,802)            $(2,309,169)
                                                            ===========             ===========
(Loss) per share, basic and diluted                         $     (0.50)            $     (1.09)
                                                            ===========             ===========
Number of weighted average shares outstanding                 2,506,471               2,109,739
                                                            ===========             ===========


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                              Additional     Retained
                                    Number of      Common       Paid-In      Earnings
                                     Shares        Stock        Capital      (Deficit)        Total
                                  -----------   -----------   -----------   -----------    -----------
Balance at December 31, 1998        1,759,144   $       352   $ 3,225,657   ($  574,724)   $ 2,651,285


Option exercise, Benson Shore
     Capital, LLC                     136,125            27          --            --               27

Proceeds from private placement       148,702            30       204,880          --          204,910

Stock issued for services             462,500            93       869,686          --          869,779

Deferred financing costs in
     connection with
     warrants issued                     --            --         160,000          --          160,000

Net loss for the year ended
     December 31, 1999                   --            --            --      (2,309,169)    (2,309,169)
                                  -----------   -----------   -----------   -----------    -----------
Balance at December 31, 1999        2,506,471           502     4,460,223    (2,883,893)     1,576,832

Net loss for the year ended
     December 31, 2000                   --            --            --      (1,247,802)    (1,247,802)
                                  -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2000        2,506,471   $       502   $ 4,460,223   $(4,131,695)   $   329,019
                                  ===========   ===========   ===========   ===========    ===========


                       See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the years Ended December 31,
                                                          -------------------------------
                                                                2000           1999
                                                            -----------    -----------
Cash flows from operating activities
       Net (loss)                                           $(1,247,802)   $(2,309,169)
                                                            -----------    -----------
       Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
              Depreciation and amortization                   1,205,295      1,148,814
              Contractual allowances                            298,267       (223,430)
              Bad debts                                         126,702        108,350
              Income from an unconsolidated joint venture       (72,588)      (114,940)
              Stock-based compensation recognized                  --          869,778
              Minority interest                                (226,125)        11,532
              Gain on sale/disposal of equipment               (187,928)          --
              Loss on sale/disposal of subsidiaries             160,208           --
              (Gain) on sale of joint venture interest             --          (26,528)
              Net gain on restructuring of debt                    --          (25,550)
Increase (decrease) in cash attributable to
       changes in operating assets and liabilities:
              Accounts receivable                                18,261        491,808
              Accounts receivable - joint venturer             (118,952)       550,274
              Affiliate receivables                            (185,938)        87,873
              Deferred financing costs                             --         (227,500)
              Other current assets                               96,656        152,578
              Deposits and other assets                          (8,849)        21,297
              Accounts payable                                 (278,886)      (493,966)
              Accrued expenses                                  131,579       (459,646)
              Affiliate payables                                (48,679)       (25,017)
              Joint venture advances                               --         (218,717)
                                                            -----------    -----------
       Total adjustments                                        909,023      1,627,010
                                                            -----------    -----------
Net cash (used) provided by operating activities               (338,779)      (682,159)
                                                            -----------    -----------
Cash flows from investing activities:
              Organization costs                                   --           97,698
              Fixed asset acquisitions                             --         (309,572)
              Fixed asset dispositions                          787,554        898,562
              Proceeds from note receivable                     133,628        128,750
              Investment in joint venture                          --           61,840
              (Decrease)/Increase in minority interest          (48,710)        43,795
                                                            -----------    -----------
Net cash provided by investing activities                       872,472        921,073
                                                            -----------    -----------
Cash flows from financing activities:
              Proceeds from issuance of capital stock              --               27
              Proceeds from issuance of warrants                   --          160,000
              Proceeds from private placement                      --          204,910
              Proceeds from issuance of convertiable debt          --          500,000
              Proceeds form shareholder loans                   194,487           --
              Line of credit (payments)/advances               (302,750)         4,198
              Net reduction long term debt                   (1,018,539)    (1,146,101)
                                                            -----------    -----------
Net cash (used) by financing activities                      (1,126,802)      (276,966)
                                                            -----------    -----------
Net decrease in cash and cash equivalents                      (593,109)       (38,052)
Cash and equivalents, beginning of year                         600,000        638,052
                                                            -----------    -----------
Cash and equivalents, end of year                           $     6,891    $   600,000
                                                            ===========    ===========
Supplemental cash flow information
       Interest paid                                        $   552,063    $   608,551
                                                            ===========    ===========
       Income taxes paid                                    $      --      $      --
                                                            ===========    ===========

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

         (b)      Basis of Presentation:

                  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing and Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., South Jersey Medical Equipment Leasing Corp., Amherst Medical Equipment Leasing Corp., Metairie Medical Equipment Leasing Corp., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corp., and its majority owned joint ventures, Plainfield MRI Associates, Joint Venture, MRI Imaging Center at PBI, Open MRI & Imaging Center of Metairie, LLC. The Company has an 84%, 75% and 85% interest, respectively, in the joint ventures, by contract manages the joint venture, is the managing joint venturer and has unilateral control. Investment in an unconsolidated joint venture, Union Imaging Associates, Joint Venture in which the Company has a 10% interest and significant influence, is accounted for under the equity method. All significant inter-company transactions and accounts have been eliminated in consolidation.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

         (d)      Contractual Allowances:

                  The physicians with which the Company contracts, operate under various payment systems with third-party payers. A substantial portion of the Company's revenues is attributable to payments made by government-sponsored health care programs and other third party payers. The Company receives these payments either directly, in the case of imaging center revenues relating to reimbursable direct patient billings, or indirectly, in the case of technical fee-for-service payments by hospitals. Any change in reimbursement regulations, or the enactment of legislation, which would have the effect of placing material limitations on the amount of reimbursement for imaging services could adversely affect the operations of the Company. In addition, health care reimbursement programs are not uniformly prompt in making required payments. Extensive payment delays are not uncommon, and the Company's financial resources could be strained while awaiting payment.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

         (i)      Property and Equipment:

                  Furniture, fixtures, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for, generally using the straight-line method over the lease term or the estimated useful lives of the related asset, which is five to seven years for office equipment and furniture and fixtures, and ten years for medical equipment.

         (j)      Deferred Financing Costs:

                  All deferred financing costs incurred by the Company in conjunction with the issuance of convertible notes and warrants were amortized over a period of twelve months, the term of the debt.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

         (n)      Stock-based Compensation:

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

         (o)      Advertising and Promotion Costs:

                  Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the two years ended December 31, 2000 and 1999, such costs aggregated $137,677 and $65,407, respectively.

         (p)      Retirement Plan:

                  The Company maintains a qualified 401 (k) wage deferral plan. Employees may defer a portion of their salary. The Company does not contribute to the plan.

         (q)      Comprehensive Income:

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

NOTE 2 - GOING CONCERN UNCERTAINTY.

                  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $1,424,536 as of December 31, 2000, and has sustained significant losses from operations for the past few years, which raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                  The Company has begun implementation of a restructuring plan for its subsidiaries and believes this plan will make the Company profitable in future periods. This plan includes increasing marketing personnel to increase patient service revenue, as

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

                  On November 1, 1994, the Company acquired Prime Contracting Corp. ("Prime") in a business combination accounted for as a pooling of interests. Prime, a full service contractor providing turnkey design and construction services, became a wholly-owned subsidiary of the Company, through the exchange of 112,457 shares of the Company's common stock (market value of $650,000) for all of the shares of the outstanding stock of Prime. On December 27, 1995, the Company entered into an agreement with a related party to sell all of the common stock of Prime for $1,200,000, payable as follows: $100,000 upon execution, $100,000 at closing and a promissory note bearing interest at prime plus one percent, payable in two installments, $600,000 after six months, and $400,000 after one year. If Prime's gross annual revenue for the calendar year 1996 falls below $3,000,000, then the final payment of $400,000 shall be forfeited. The Agreement was modified in 1996 to extend the note payments of $600,000 to October 1997 and $400,000 to April 1998. Additionally, the modified agreement required the Company to charge $358,000 of receivables from Prime to additional paid-in capital in 1996 as an adjustment to the sale price. On March 3, 1998, the agreement was restructured, resulting in a write-down of the receivable from the related party in the amount of $747,650 (see Note
         4).

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS. (Continued)

         On December 27, 1996, the Company entered into a stock purchase agreement with a related party to sell 65% of the capital stock of its' subsidiary, Empire State Imaging Associates, Inc. ("Empire") for $250,000, payable as follows: $25,000 at the closing and nine equal monthly installments of 425,000 plus interest at prime plus one percent.. The Company recorded an increase of $165,631 to stockholders' equity which represents the excess of the sale price over the net assets of Empire. On June 30, 1998, the Company and its affiliate sold all the outstanding stock of Empire to MID Rockland Imaging Partners, Inc., an unrelated party, for the principal sum of $2,500,000. The Company recorded a loss on this transaction in the amount of $742,619.

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

                  As a result of this acquisition, the Company recorded the difference between the acquisition price of one dollar and the allocated percentage of the cumulative deficit as goodwill and the cumulative allocated losses in excess of basis of the limited partners of Sylvania as an intangible asset as of July 1, 1996, the date of acquisition. The Company records its allocated portion of profits and losses based upon its 50.2% ownership percentage. The Company also entered into an agreement with DVI, which provides for $135,000 of working capital advances, which are only to be used for operating Sylvania. If the Company determines that operating Sylvania is not profitable, DVI will purchase either Sylvania or OME for one dollar. In August 1996, Sylvania entered into an agreement with DVI to refinance equipment and related leasehold improvements in the aggregate amount of $2,127,366. The amount was payable in 64 monthly installments commencing in March 1997 of $20,000 for the first four months and $44,968 over the remaining 60 months. The Company is indemnified for all prior liabilities and obligations of the limited partnership by DVI, an equipment finance company who is the lessor of Sylvania medical equipment. On June 30, 1998, the Company exercised its option and sold Sylvania back to DVI for one dollar. As a result of this disposition, the Company recorded a loss in the amount of $168,064.

                           In July 1996, the Company, through its wholly-owned subsidiary West Paterson Medical Equipment Leasing Corp. ("WPMEL"), entered into a lease and management services agreement with Advanced Imaging & Radiology Associates, P.A.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

                  In June 1997, Metairie Medical Equipment Leasing was incorporated in the state of New Jersey, as a 100% owned subsidiary of the Company. In October of 1997, Metairie Medical Equipment Leasing Corporation was registered as a Corporation doing business in the State of Louisiana. On April 15, 1998, Open MRI & Imaging Center of Metairie, LLC ("LLC") was organized in the state of Louisiana. Under terms of the venture agreement, the Company, through its 100% owned corporation, owns 85% of the LLC. The 15% interest owner, KFC Venture, LLC, made an initial capital contribution of $250,000. Profits shall be allocated to the interest holders in proportion to their percentages after such time as KFC Ventures have been repaid $125,000 of its initial capital contribution without interest. Until such time, all distributions shall be divided equally with fifty (50%) percent of said distribution being paid to KFC Ventures, LLC as a return of its initial capital contribution up to the amount of $125,000 and the other fifty (50%) percent of said distribution being distributed to the members in accordance with their percentage interests in the Company.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 5 - PROPERTY AND EQUIPMENT.

         Property and equipment are summarized by major classification as follows:

                                           December 31,
                                              2000
                                           ------------

Medical Equipment                          $7,620,743
Building                                      310,860
Furniture and Fixtures                         46,249
Automobiles                                    28,157
Leasehold improvements                        264,785
                                           ----------
                                            8,270,794
Less:  Accumulated Depreciation
          and Amortization                  5,395,234
                                           ----------
                                           $2,875,561
                                           ==========

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

                               Total       Long-term      Total        Total
                               Assets        Debt      Liabilities    Capital
                               ------        ----      -----------    -------
         December 31, 2000   $4,578,384   $1,394,010   $2,182,096    $2,396,287
         December 31, 1999    4,638,381    1,103,246    2,043,051     2,595,330

                                                                         10%
                                             Gross                   Allocation
                                           Revenues     Net Income   of Income
                                           --------     ----------   ---------

         December 31, 2000                $4,490,724   $  725,880     $  72,588
         December 31, 1999                 4,369,519    1,028,980       102,898

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 6 - INVESTMENT IN JOINT VENTURE. (Continued)

         In accordance with the Company's agreement with Union Imaging Associates, the Company has received management fees and partner cash distributions as follows:

                                                       Years Ended
                                                  12/31/00      12/31/99
                                                  -----------------------
                                                      (in thousands)
         Revenue Received:
                Management fees                   $  502.3      $  521.9
                Partner cash distributions            83.2         104.2
                                                  --------      --------
                     Total receipts               $  585.5      $  626.1
                                                  ========      ========

                  Income generated from other joint ventures that the Company owns an interest in aggregate $9,000 and $12,042 for the years ended December 31, 2000 and 1999, respectively.

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

NOTE 8 - CONVERTIBLE DEBT

                  In October 1999, the Company issued an aggregate of $500,000 principal amount of it's 10% convertible notes to two investors which are due on October 18, 2000. The note is convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. The Company has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. As of October 27, 2000, the notes were note converted to the Company's common stock and the Company is currently negotiating the conversion of this note to a long-term note. On November 17, 2000, the Company agreed to repay the loan at $15,000 per month for up to nine months with a balloon payment at the end. As of March 31, 2001, the Company is negotiating the conversion of this note to a long-term note.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 9 - EMPLOYEE STOCK OPTIONS.

                  Stock options granted to date under the Company's 1999 Stock Option Plan expire ten years after date of grant and are immediately exercisable.

                  A summary of options granted and related information for the years ended December 31, 2000 and 1999 is as follows:

                                                              Weighted Average
                                                Options        Exercise Price
                                                -------        --------------

         Outstanding, December 31, 1998              -                 -

         Granted                                300,000            $2.125

         Exercised                                   -                 -

         Canceled                                    -                 -
         -----------------------------------------------------------------------

         Outstanding, December 31, 1999         300,000            $2.125

         Granted                                     -             $2.125

         Exercised                                   -                 -

         Canceled                                    -                 -
         -----------------------------------------------------------------------

         Outstanding, December 31, 2000         300,000            $2.125
                                                =======            ======

                  The weighted-average remaining contractual life of these options is approximately 7.5 years. Outstanding options at December 31, 2000 are held by 5 individuals.

                  The Company applies APB 25 and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized for its Option Plan. Had compensation cost for the Option Plan been determined using the fair value based method, as defined in SFAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:


                                                                 2000            1999
                                                                 ----            ----
                  Net loss:
                           As reported                        ($1,247,802)    ($2,309,169)
                           Pro forma                          ($1,293,102)    ($2,946,669)
                  Basic and diluted loss per share:
                           As reported                             ($0.50)         ($0.89)
                           Pro forma                               ($0.52)         ($1.40)


                  The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999: expected volatility of 50%; risk free interest rate of 6.0%; and expected lives of 7.5 years.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 10 - LONG-TERM DEBT.

         Long-term debt consists of the following:

                                                             December 31, 2000
                                                             -----------------

             Capitalized lease obligations    (a)                 $2,631,097
             Accounts receivable financing  (b)                      430,821
                                                               -------------
             Total long-term debt                                  3,061,918

             Current portion                                       1,491,245
                                                               -------------
             Long-term debt, net of current portion               $1,570,673
                                                               =============

         (a) Capitalized Lease Obligations:

                  The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. Accumulated depreciation of assets under capital lease at December 31, 2000 aggregated $5,247,205. The interest rates on these capital leases vary between 10% and 17.19% per annum.

         (b) Accounts Receivable Financing:

                  The Company entered into an agreement with DVI Business Credit to finance up to $1,500,000 of the accounts receivable balances from two of the Company's subsidiaries and one of its joint ventures. The agreements extend for consecutive one year terms. The agreement is non-cancelable, except in the event of default by the Company. At December 31, 2000, the amount financed under these agreements totaled $430,821.

                  The future principal payments for long-term debt are as follows:

                                                     December 31, 2000
                                                     -----------------

                           2001                         $1,491,245
                           2002                            650,729
                           2003                            672,926
                           2004                            247,018
                           2005                                  0
                                                      ------------
                                                        $3,061,918
                                                      ============

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

NOTE 12 - STOCKHOLDERS' EQUITY

                  In February 1994, the Company completed an initial public offering of its securities pursuant to the Securities Act of 1993 (as amended) from which it received proceeds of $1,986,181, net of commissions and expenses of the offering of $601,319. The offering included the sale of 258,750 units including the underwriters' over allotment of 33,750 units at a selling price of $10.00 per unit. Each unit consisted of one (1) share of the Company's $0.0002 par value common stock ("Common Stock") one (1) Class A Redeemable Common Stock Purchase Warrant ("A Warrant") and one (1) Class B Redeemable Common Stock Purchase Warrant ("B Warrant). Each A Warrant entitles the holder to purchase one (1) share of Common Stock for a period, as extended to February 5, 2001 at a price of $4.00. Each B Warrant entitles the holder to purchase one (1) share of Common Stock for a period, as extended to February 5, 2002 at a price of $4.00.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 13 - STOCK-BASED COMPENSATION
                           The Company has adopted Statement of Financial
                 Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation". The following table reflects stock-based compensation to non-employees for the years ended December 31, 2000 and 1999 (See Footnote 9):

-------------------------------------------------------------------------------------------------------------------------
Recepient             Alan           Richard            Barry             Jody              Royal           J. Heytt
of shares            Wolfson          Suber             Ellen            Samuels           Hutton


-------------------------------------------------------------------------------------------------------------------------
Number of        330,000         20,000           12,500            15,000            25,000            45,000
shares of        shares of       shares of        shares of         shares of         shares of         shares of
common           common          common           common            common            common            common
stock            stock           stock            stock             stock             stock             stock
issued

-------------------------------------------------------------------------------------------------------------------------
Date granted      Jan. 28, 1999   Jan. 28, 1999     Jul. 2, 1999      Jul. 2, 1999      Jul. 2, 1999      Oct. 19, 1999
-------------------------------------------------------------------------------------------------------------------------
Fair                $386,100         $23,400           $26,625           $31,950           $56,425           $78,985
market
value of
compensation
-------------------------------------------------------------------------------------------------------------------------
Basis to         Market          Market           Market            Market            Market            Market
determine        price quoted    price quoted     price quoted      price quoted      price quoted      price quoted
fair market      on the          on the           on the            on the            on the            on the
value            NASDAQ          NASDAQ           NASDAQ            NASDAQ            NASDAQ            NASDAQ
                 of $1.375,      of $1.375,       of $2.50,         of $2.50,         of $2.625,        of $2.0625,
                 less a          less a           less a            less a            less a            less a
                 discount of     discount of      discount of       discount of       discount of       discount of
                 15%             15%              15%               15%               15%               15%
-------------------------------------------------------------------------------------------------------------------------
Classification   Selling,        Selling,         Selling,          Selling,          Selling,          Selling,
on Statement     general and     general and      general and       general and       general and       general and
of Operations    administrative  administrative   administrative    administrative    administrative    administrative
-------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Recepient              Libra            Hyett          Austinvest         Libra             Esquire
of shares             Finance,         Capital,         Anstalt          Finance,          Trade and
                        S.A.             LTD            Balzers            S.A.             Finance
                                                                                             Corp.
----------------------------------------------------------------------------------------------------------
Number of         10,000           5,000            500,000          1,500,000         500,000
shares of         shares of        shares of        warrants         warrants          warrants
common            common           common
stock             stock            stock
issued

----------------------------------------------------------------------------------------------------------
Date granted       Oct. 19, 1999    Oct. 19, 1999    Oct. 19, 1999     Oct. 19, 1999     Oct. 19, 1999
----------------------------------------------------------------------------------------------------------
Fair                  $17,529           $8,765          $80,000          $240,000           $80,000
market
value of
compensation
----------------------------------------------------------------------------------------------------------
Basis to          Market           Market           Black-           Black-            Black-
determine         price quoted     price quoted     Scholes          Scholes           Scholes
fair market       on the           on the           option-          option-           option-
value             NASDAQ           NASDAQ           pricing          pricing           pricing
                  of $2.0625,      of $2.0625,      model            model             model
                  less a           less a
                  discount of      discount of
                  15%              15%
----------------------------------------------------------------------------------------------------------
Classification    Selling,         Selling,         Selling,         Selling,          Selling,
on Statement      general and      general and      general and      general and       general and
of Operations     administrative   administrative   administrative   administrative    administrative
----------------------------------------------------------------------------------------------------------

        The Company incurred a charge for stock-based compensation in the amount of $0 and $869,779 for the years ended December 31, 2000 and 1999, respectively.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

         The provision (credit) for income taxes is comprised of the following:
                                              December 31,
                                              ------------
                                           2000            1999
                                           ----            ----
               Current:
                  Federal                $      -          $   -
                  State and local               -              -
               Deferred:
                  Federal                       -              -
                  State and local               -              -
                                         ----------        -------
               Net income (loss)         $      -          $   -
                                         ==========        =======

         The following is a reconciliation for the U.S. federal statutory tax rate and the apparent tax rate:
                                                 2000     1999
                                                 ----     ----

               U.S. Federal statutory rate        -        -
               State taxes                        -        -
                                                 ---      ---
               Effective tax rate                 -        -
                                                 ===      ===

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 14 - INCOME TAXES. (Continued)

         The tax effects of temporary differences and carry-forwards which give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                            Deferred Tax
                                                            ------------
                                                       Asset         Liabilities
                                                       -----         -----------


          Net revenues                              $   174,762      $         0
          Other receivables                                --             89,540
          Operating expenses                        $         0             --
          Depreciation                                   24,287          359,709
          Net operating loss carryforwa               2,944,555             --
                                                    -----------      -----------

          Subtotal                                    3,143,604          449,429
                                                    -----------      -----------

          Net deferred tax asset                      2,694,355             --
          Valuation allowance - 100%                 (2,694,355)            --
                                                    -----------      -----------
          Deferred taxes - subtotal                        --               --

          Capital loss carryforward                     484,718             --
                                                    -----------      -----------
          Total deferred tax asset                  $   484,718      $
                                                    ===========      ===========

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

NOTE 17 - LITIGATION.

                  In 1999, KFC Ventures, LLC ("KFC") named the Company, its wholly-owned subsidiary Metairie Medical Equipment Leasing Corp., and four principals of the Company and /or Metairie Medical Equipment Leasing Corp in a suit alleging KFC was fraudulently induced to invest in Open MRI of Metairie, LLC. KFC alleges claims for fraud, federal and state securities fraud, unfair trade practices, detrimental reliance, intentional breach of contract, breach of the covenant of good faith and fair dealing, and breach of fiduciary duty. The parties have reached a tentative settlement whereby the Company will repay the loan portion of the original investment to KFC. In anticipation of finalizing the tentative settlement the Company has accrued an amount equivalent to the tentative settlement in the financial statements of Open MRI & Imaging Center of Metairie, LLC.

                  In 1999, Stephen Findlay, former president of Prime Contracting Corp., named the Company in a suit making various assertions regarding the sale of Prime Contracting. This action is in the early stages and, therefore, no determination as to the possible outcome can be made.

                  In a related matter, Stephen Findlay named the Company as a defendant in an arbitration. The arbitrator ruled that the Company should not have been named and awarded legal fees to be paid by Stephen Findlay. The Company has filed an action in the U.S. District Court for the District of New Jersey to enforce the arbitration award. During the first quarter of 2001, a court order was entered instructing Stephen Findlay to pay legal fees in the amount of $18,627.00 plus lawful interest from the date of the filing of the complaint.

                  In December 1999, the Company was named as a defendant in a lawsuit filed by Stacey Travaglione, a former employee, in Federal District Court in the Southern District of New York. The suit alleges violations of the Americans with Disabilities Act and the New York State Human Rights Law. After some discovery the parties agreed to the terms of an out of court settlement where Modern Medical will pay the plaintiff a total of $40,000 in ten equal installments over a ten month period. Because the plaintiff filed bankruptcy, the bankruptcy trustee must be a signatory on the agreement. Although Modern Medical has been advised that the trustee has approved the settlement, Modern Medical is still awaiting the trustee's signature.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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