Form 10QSB
period 2001-03-31
MODERN MEDICAL MODALITIES CORP
filed 2001-05-17
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGES ACT

              For the transition period from ________ to __________

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on April 11, 2001 was 2,506,471 shares.

         Transitional Small Business Disclosure Format (check one):
Yes                  No       X
    --------------      ------------

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                 MARCH 31, 2001 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number
Item 1.   Financial Statements..............................................4-10
Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operation...........................11-14

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................15
Item 6.   Exhibits and Reports on Form 8-K....................................16

          Signatures..........................................................

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
           Consolidated Balance Sheets as of March 31, 2001 and
                December 31, 2000............................................4-5
           Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000...................................6
           Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000.................................7
           Notes to the Consolidated Financial Statements...................8-10

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,             December 31,
                                                                                        2001                   2000
                                                                                   --------------           ------------
                                                                                    (Unaudited)
                                            ASSETS
Current assets:
      Cash and cash equivalents                                                    $        9,252           $      6,891
      Accounts receivable (less contractual allowances of
        $2,523,974 and $2,807,812, respectively)                                        1,914,977              1,918,149
      Account receivable - joint venture                                                   44,469                154,285
      Note receivable from affiliate - current portion                                    257,052                317,332
      Other current assets                                                                 29,829                 29,828
                                                                                   --------------           ------------
                               Total current assets                                     2,255,579              2,426,485
                                                                                   --------------           ------------
Property and equipment, net of accumulated depreciation of
$5,650,953 and $5,395,234, respectively                                                 2,619,841              2,875,561
                                                                                   --------------           ------------
Other assets:
      Deferred tax asset                                                                  484,718                484,718
      Note receivable from affiliate, net of current portion                                8,190                 78,915
      Investment in joint ventures                                                         34,377                 34,377
      Deposits                                                                             16,800                 16,800
                                                                                   --------------           ------------
                               Total other assets                                       3,163,926                614,810
                                                                                   --------------           ------------
                                                                                   $    5,419,505           $  5,916,856
                                                                                   ==============           ============

                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,             December 31,
                                                                                        2001                   2000
                                                                                   --------------           ------------
                                                                                    (Unaudited)
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Line of credit                                                               $      297,000           $    297,000
      Accounts payable                                                                    968,001              1,048,981
      Accrued expenses                                                                    494,240                422,234
      Loan payable - joint venturer                                                             0                      0
      Convertible debt                                                                    496,042                530,042
      Current portion long term debt                                                    1,123,725              1,491,245
      Due to affiliate                                                                     68,552                 61,518
                                                                                   --------------           ------------
                              Total current liabilities                                 3,447,560              3,851,020
Other liabilities:
      Long term debt, net of current portion                                            1,607,492              1,570,673
      Loan payable shareholders                                                           264,392                194,488
                                                                                   --------------           ------------
                              Total other liabilities                                   1,871,884              1,765,161
                                                                                   --------------           ------------
                                  Total liabilities                                     5,319,444              5,616,181
                                                                                   --------------           ------------
Minority interest                                                                         (30,969)               (28,355)
                                                                                   --------------           ------------
Commitments and contingencies

Stockholders' equity:
      Common stock, $0.0002 par value, Authorized - 15,000,000 shares
          Issued and outstanding - 2,506,471 shares                                           502                    502
      Additional paid-in capital                                                        4,460,223              4,460,223
      Accumulated (deficit)                                                            (4,329,695)            (4,131,695)
                                                                                   --------------           ------------
                             Total stockholders' equity                                   131,030                329,030
                                                                                   --------------           ------------
                                                                                   $    5,419,505           $  5,916,856
                                                                                   ==============           ============

                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         For the Three Months Ended
                                                                                   --------------------------------------
                                                                                   March 31, 2001          March 31, 2000
                                                                                   --------------          --------------
Operating income:
      Net revenues from services                                                   $    1,007,545          $      832,168
      Cost of services provided                                                           676,573                 789,881
                                                                                   --------------          --------------
Total operating income                                                                    330,972                  42,287
                                                                                   --------------          --------------
Operating Expenses:
      Selling, general and administrative                                                 252,617                (158,321)
      Depreciation and amortization                                                       255,719                 318,204
                                                                                   --------------          --------------
Total operating expenses                                                                  508,336                 159,883
                                                                                   --------------          --------------
(Loss) from operations                                                                   (177,364)               (117,596)
                                                                                   --------------          --------------
Other income (expenses):
      Interest income                                                                      15,258                  21,051
      Interest expense                                                                   (118,427)               (158,274)
      Miscellaneous income                                                                 79,133                  47,700
      Income from joint ventures                                                            6,014                  13,112
      (Loss) on sale/disposal of subsidiaries                                                   -                 (81,416)
                                                                                   --------------          --------------
Total income(expense)                                                                     (18,022)               (157,827)
                                                                                   --------------          --------------
(Loss) before income taxes and minority interest                                         (195,386)               (275,423)

Benefit for income taxes                                                                        -                       -
                                                                                   --------------          --------------

(Loss) before minority interest                                                          (195,386)               (275,423)

Minority interests                                                                         (2,614)                 88,412
                                                                                   --------------          --------------
Net (loss)                                                                         $     (198,000)         $     (187,001)
                                                                                   ==============          ==============
(Loss) per share, basic and diluted                                                $        (0.08)         $        (0.09)
                                                                                   ==============          ==============
Number of weighted average shares outstanding                                           2,506,471               2,109,739
                                                                                   ==============          ==============

                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the Three Months Ended
                                                                                   --------------------------------------
                                                                                   March 31, 2001          March 31, 2000
                                                                                   --------------          --------------
Cash flows from operating activities
      Net (loss)                                                                   $     (198,000)         $     (187,011)
                                                                                   --------------          --------------
      Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
           Depreciation and amortization                                                  255,719                 318,204
           Contractual allowances                                                        (283,838)                114,697
           Income from an unconsolidated joint venture                                     (6,014)                (13,112)
           Minority interest                                                               (2,614)                (88,412)
           Loss on sale of joint venture interest                                               -                  81,416
Increase (decrease) in cash attributable to
      changes in operating assets and liabilities:
           Accounts receivable                                                            287,010                  44,230
           Accounts receivable - joint venturer                                           109,816                 (69,498)
           Affiliate receivables                                                           60,280                   1,277
           Other current assets                                                                 -                  (3,528)
           Accounts payable                                                               (80,980)               (382,276)
           Accrued expenses                                                                72,006                  80,202
           Affiliate payables                                                              13,048                  77,556
                                                                                   --------------          --------------
      Total adjustments                                                                   424,433                 160,759
                                                                                   --------------          --------------
Not cash (used) provided by operating activities                                          226,433                 (26,252)
                                                                                   --------------          --------------
Cash flows from investing activities:
           Fixed asset dispositions                                                             -                 556,937
           Proceeds from loan receivable - affiliate                                       70,725                       -
           Investment in joint venture                                                          -                 (22,451)
                                                                                   --------------          --------------
Net cash provided by investing activities                                                  70,725                 534,486
                                                                                   --------------          --------------
Cash flows from financing activities:
           Note receivable - affiliate                                                          -                (608,542)
           Net reduction of Line of Credit                                                      -                (324,750)
           Proceeds from shareholder loans                                                 69,904                       -
           Loan payable - joint venturer                                                        -                 (68,303)
           Net reduction long term debt                                                  (364,701)                (89,574)
                                                                                   --------------          --------------
Net cash (used) by financing activities                                                  (294,797)             (1,091,169)
                                                                                   --------------          --------------
Net decrease in cash and cash equivalents                                                   2,361                (582,935)
Cash and equivalents, beginning of year                                                     6,891                 600,000
                                                                                   --------------          --------------
Cash and equivalents, at March 31, 2001                                            $        9,252          $       17,065
                                                                                   ==============          ==============
Supplemental cash flow information
  Interest paid                                                                    $      180,134          $      163,419
                                                                                   ==============          ==============
  Income taxes paid                                                                $            -          $            -
                                                                                   ==============          ==============

                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                 MARCH 31, 2001 QUARTERLY REPORT ON FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

                  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

                  The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

                  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-KSB for the year ended December 31, 2000.

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

NOTE 3 - PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                               March 31,         December 31,
                                                 2001                2000
                                              -----------       --------------
                                              (Unaudited)
         Medical Equipment                    $ 7,620,743        $ 7,620,743
         Building                                 310,860            310,860
         Furniture and Fixtures                    46,249             46,249
         Automobiles                               28,157             28,157
         Leasehold improvements                   264,785            264,785
                                              -----------        -----------
                                                8,270,794          8,270,794
         Less:  Accumulated Depreciation
                   and Amortization             5,650,953          5,395,234
                                              -----------        -----------

                                              $ 2,619,841        $ 2,875,234
                                              ===========        ===========

NOTE 4 - LINE OF CREDIT:

                  In March 2000, the Company opened a commercial line of credit in the amount of $300,000 with Bridge View Bank in Englewood, New Jersey. Under the terms of the agreement, certain Directors of the Company are guarantors of the loan. This loan was for one year in duration and carried an interest rate of Prime plus one (1%) percent. On March 21, 2001, this agreement was renewed for one year under the same terms.

NOTE 5 - CONVERTIBLE DEBT

                  In October 1999, the Company issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors, which are due on October 18, 2000. The note is convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. The Company has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. On November 17, 2000, the Company agreed to repay the loan at $15,000 per month for a nine month period with a balloon payment due after the ninth payment. As of April 15, 2001, the Company is currently negotiating the conversion of this note to a long-term note.

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

                  In a related matter, Stephen Findlay named the Company as a defendant in arbitration. The arbitrator ruled that the Company should not have been named and awarded legal fees to be paid by Stephen Findlay. The Company has filed an action in the U.S. District Court for the District of New Jersey to enforce the arbitration award. During the first quarter of 2001, a court order was entered instructing Stephen Findlay to awarded legal fees to be paid by Stephen Findlay. The Company has filed an action in the U.S. District Court for the District of New Jersey to enforce the arbitration award. During the first quarter of 2001, a court order was entered instructing Stephen Findlay to pay legal fees in the amount of $18,627 plus lawful interest from the date of the filing of the complaint.

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

         In May of 2001 Passaic Beth Israel Hospital and MRI Imaging at PBI Corporation entered into a lease agreement which extended the agreement for the MRI for seven years. Under this new agreement, MRI Imaging at PBI Corporation agrees to pay $300 per month rent, $975 a month for the use of four exclusive parking spaces on the PBI campus and an additional $850 for use of the landlord's security staff on an as needed basis. Under the terms of the lease the landlord on written notice, has the right to purchase the business from the tenant upon the following conditions: the natural expiration of the lease, default by the tenant, and anytime after the sixth year of the term. In addition the Company agrees to pay a yearly License fee in the amount of $5,000 to Passaic Beth Israel Hospital Inc. for the use of the Passaic Beth Israel name.

Results of Operations:

For the Quarter ended March 31, 2001 compared to the Quarter ended March 31,
2000.

Net Revenues from Services:

Net revenue from services has increased from $832,167 for the three months ended march 31,2000 to $ 1,007,545 for the same period in 2001. The resulting increase is $175,377. This increase is attributable to MRI Imaging at PBI in the amount of $250,971 and $96,336 at South Plainfield Imaging Associates. These increases were offset by decreases in South Jersey Imaging Associates of $81,743 and Advanced Imaging Associates of $92,433 which was sold on March 13, 2000 that was included in the first quarter of 2000.

Cost of services provided and selling, general and administrative expenses:

The total of the cost of services provided and selling, general and administrative expenses for the first three months of 2001 totaled $929,190 as compared to $631,560 for the same period in 2000; an increase of $297,630. This increase is mostly attributed to an increase in marketing expense of $89,223 and an increase of salaries in the amount of $71,853 which is related to increased volume at the Company's imaging center at Passaic Beth Israel and at the Imaging Center at South Plainfield.

Miscellaneous income:

Miscellaneous Income for the three months ended March 31, 2001 is $79,133 as compared to $47,700 for the same period in 2000 resulting in an increase of $31,433. The income reported for the three months ended 2000 was rental income for a mobile mammography unit that was leased to various outside imaging centers. However, during the same period in 2001, the Company used the mobile mammography unit at its own sites. The $79,133 of miscellaneous income in 2001 represents the net proceeds of the Company's settlement of an old marketing agreement which the Company felt was in its best interests to settle. The Company had reserved one hundred percent of the outstanding balance when it became aware the balance was in dispute.

Loss on sale of subsidiary

On March 13, 2000 The Company sold West Paterson Equipment Leasing Corporation to Advanced Imaging Associates P.A. and incurred a loss on the sale of $81,416.

Liquidity and Capital Resources:

         Modern Medical has a working capital deficiency of $1,191,981 at March 31, 2001 as compared to a working capital deficiency of $1,424,536 at December 31, 2000.

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
                                                                   =======

         On an annual basis the above refinancing results in a cash savings of $694,692. The above refinanced loans are for between thirty-three (33) and fifty-seven (57) months. Passaic Beth Israel has thirty-three (33) months, South Jersey Imaging has fifteen (15) months and South Plainfield has three (3) months remaining on the refinanced notes at March 31, 2001.

         In addition, Modern Medical reduced the balance of the outstanding accounts receivable working capital line of credit by approximately $81,419 ($430,819 to $349,400) through March 31, 2001. Modern Medical intends to continue to reduce the outstanding principal balance on this line of credit at a rate of 15% of the cash receipts of the applicable imaging centers.

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

         In October 1999, Modern Medical issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors which are due on October 18, 2000. The notes are convertible at anytime while any portion of the notes are outstanding into shares of Modern Medical's common stock at the lower of: (a) 72.5% of the lowest closing bid price of Modern Medical's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. Modern Medical has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. As of October 27, 2000, the notes were not converted into Modern Medical's common stock and Modern Medical is currently negotiating the conversion of this note to a long-term note. The Company has agreed to repay $15,000 per month of the outstanding principal balance until alternative financing is secured. See "Note 5 of the Notes to Consolidated Financial Statements".

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

                  In a related matter, Stephen Findlay named the Company as a defendant in arbitration. The arbitrator ruled that the Company should not have been named and awarded legal fees to be paid by Stephen Findlay. The Company has filed an action in the U.S. District Court for the District of New Jersey to enforce the arbitration award. During the first quarter of 2001, a court order was entered instructing Stephen Findlay to pay legal fees in the amount of $18,627 plus lawful interest from the date of the filing of the complaint.

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

                          MODERN MEDICAL MODALITIES CORPORATION


Dated: May 17, 2001       By: /s/ Roger Findlay
                              -------------------------------------------------
                                   Roger Findlay
                                   President and Chairman of the Board


                          By:  /s/ Jan Goldberg
                              -------------------------------------------------
                                   Jan Goldberg
                                   Vice President, Acting Principal Accounting
                                   Officer, Treasurer and Director


                          By:  /s/ Gregory Maccia
                              -------------------------------------------------
                                   Gregory Maccia
                                   Vice President and Director