Form 10KSB/A
period 2000-12-31
MODERN MEDICAL MODALITIES CORP
filed 2001-07-24
CIK 902635

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


           For purposes of this Amendment No. 1 (this "Amendment") to the Amended Report of Form 10-KSB, for the year ended December 31, 2000 (the "Annual Report"), and in accordance with Rule 12b-15 under the Securities Exchange Act of 1933, as amended, Modern Medical Modalities Corporation (the "Company") hereby amends Item 7 of Part II of the Annual Report by adding additional information, specifically a copy of the audit report for the year ended December 31, 1999. In order to preserve the nature and character of the disclosures set forth in the Annual Report, this Amendment does not reflect events occurring after the filing of the Annual Report, or modify or update those disclosures in any way, except to amend and add information pursuant to Item 7 of Part II.

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

Liquidity and Capital Resources:


         Modern Medical has a working capital deficiency of $1,424,536 at December 31, 2000 as compared to a working capital deficiency of $1,320,976 at December 31, 1999.


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

Item 7.  Financial Statements

         See pages F-1 to F-27.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                  On January 5, 2001, the Company dismissed Lazar, Levine & Felix LLP, located at 350 Fifth Avenue, Suite 6820, New York, New York 10118, as its independent accountants. The Company engaged Liebman, Goldberg & Drogin, LLC., located at 591 Stewart Avenue, Suite 450, Garden City, New York 11530, as its new independent certified public accountants. In connection with the most recent fiscal year and subsequent interim periods preceding Lazar, Levine & Felix LLP's dismissal, there were no disagreements with Lazar, Levine & Felix LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Lazar, Levine & Felix LLP's report on the financial statements of Modern Medical contained a going concern opinion.

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


CARL GEDEON was appointed to the Board of Directors of Modern Medical Modalities on March 3, 1998. Mr. Gedeon has over twenty years of experience in the medical support business, concentrating on sales with an emphasis on unique design, financing and problem solving for diagnostic imaging centers. Currently Mr. Gedeon is founder and president of MedSpace, Inc., a company that specializes in the design and manufacture of state of the art building systems utilized to house diagnostic imaging equipment. Previously, Mr. Gedeon was vice president of a major modular office company specializing in medical systems throughout the United States. Mr. Gedeon has served as a director of Hamilton MacGregor Inc. since 1999.


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


                       MODERN MEDICAL MODALITIES CORPORATION

                       By: /s/ ROGER FINDLAY
                           ---------------------------------------------------
                           Roger Findlay, President and Chairman of the Board

           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.


       Signature                            Title                                      Date
       ---------                            -----                                      ----

/s/ ROGER FINDLAY                           President and Chairman of the Board        July 24, 2001
------------------------------------------
Roger Findlay

/s/ JAN GOLDBERG                            Vice President, Principal                  July 24, 2001
------------------------------------------   Accounting Officer, Treasurer
Jan Goldberg                                 and Director

/s/ GREGORY MACCIA                          Vice President, Secretary                  July 24, 2001
------------------------------------------   and Director
Gregory Maccia

                                            Director                                   July 24, 2001
-----------------------------------------
Fred Mancinelli

                                            Director                                   July 24, 2001
-----------------------------------------
Carl Gedeon

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

/s/ LIEBMAN GOLDBERG & DROGIN, LLP

Garden City, New York
April 30, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Modern Medical Modalities Corporation and Subsidiaries

We have audited the accompanying consolidated statement of operations, changes in stockholders' equity, and cash flows of Modern Medical Modalities Corporation and Subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements of Modern Medical Modalities Corporation and Subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                              Additional     Retained
                                    Number of      Common       Paid-In      Earnings
                                     Shares        Stock        Capital      (Deficit)        Total
                                  -----------   -----------   -----------   -----------    -----------
Balance at December 31, 1998        1,759,144   $       352   $ 3,225,657   ($  574,724)   $ 2,651,285


Option exercise, Benson Shore
     Capital, LLC                     136,125            27          --            --               27

Proceeds from private placement       148,702            30       204,880          --          204,910

Stock issued for services             462,500            93       869,686          --          869,779

Deferred financing costs in
     connection with
     warrants issued                     --            --         160,000          --          160,000

Net loss for the year ended
     December 31, 1999                   --            --            --      (2,309,169)    (2,309,169)
                                  -----------   -----------   -----------   -----------    -----------
Balance at December 31, 1999        2,506,471           502     4,460,223    (2,883,893)     1,576,832

Net loss for the year ended
     December 31, 2000                   --            --            --      (1,247,802)    (1,247,802)
                                  -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2000        2,506,471   $       502   $ 4,460,223   $(4,131,695)   $   329,030
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