Form 10QSB
period 2001-06-30
MODERN MEDICAL MODALITIES CORP
filed 2001-08-17
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGES ACT

            For the transition period from             to

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

         The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on August 15, 2001 was 2,506,471 shares.

         Transitional Small Business Disclosure Format (check one):
Yes                  No       X
    --------------      ------------

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                  JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number
Item 1.     Financial Statements............................................4-10
Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operation.........................11-14

                     PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.................................................15
Item 6.     Exhibits and Reports on Form 8-K..................................16

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                  JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
            Consolidated Balance Sheets as of June 30, 2001 and
                 December 31, 2000...........................................4-5
            Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000........................ ...6
            Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2001 and 2000.................................7
            Notes to the Consolidated Financial Statements..................8-10

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          June 30,          December 31,
                                                                            2001                2000
                                                                       ----------------   -----------------
                                                                         (Unaudited)
                                        ASSETS

Current assets:
       Cash and cash equivalents                                        $        4,912     $         6,891
       Accounts receivable (less contractual allowances of
           $2,767,094 & $2,807,812, respectively)                            2,039,321           1,918,149
       Account receivable - joint venture                                      168,356             154,285
       Note receivable from affiliate - current portion                        316,039             317,332
       Other current assets                                                         --              29,828
                                                                       ----------------   -----------------

                           Total current assets                              2,528,628           2,426,485
                                                                       ----------------   -----------------

Property and equipment, net of accumulated depreciation of
   $5,857,775 & $5,395,234, respectively                                     2,854,808           2,875,561
                                                                       ----------------   -----------------

Other assets:
       Deferred tax asset                                                      484,718             484,718
       Note receivable from affiliate, net of current portion                  124,349              78,915
       Investment in joint ventures                                             34,377              34,377
       Deposits                                                                 16,800              16,800
                                                                       ----------------   -----------------

                            Total other assets                               3,515,052             614,810
                                                                       ----------------   -----------------

Total Assets                                                            $    6,043,680     $     5,916,856
                                                                       ================   =================

                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          June 30,          December 31,
                                                                            2001                2000
                                                                       ----------------   -----------------
                                                                         (Unaudited)
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Line of credit                                                        $297,000            $297,000
       Cash overdraft                                                          44,745                   -
       Accounts payable                                                     1,392,812           1,048,981
       Accrued expenses                                                       358,220             422,234
       Convertible debt                                                       460,917             530,042
       Current portion long term debt                                         997,935           1,491,245
       Due to affiliate                                                        67,344              61,518
                                                                      ----------------   -----------------

                        Total current liabilities                           3,618,973           3,851,020

Other liabilities:
       Long term debt, net of current portion                               1,919,828           1,570,673
       Loan payable shareholders                                              352,927             194,488
                                                                      ----------------   -----------------

                         Total other liabilities                            2,272,755           1,765,161
                                                                      ----------------   -----------------

                            Total liabilities                               5,891,728           5,616,181
                                                                      ----------------   -----------------

Minority interest                                                              71,845             (28,355)
                                                                      ----------------   -----------------

Commitments and contingencies

Stockholders' equity:
       Common stock, $0.0002 par value, Authorized - 15,000,000 shares
            Issued and outstanding - 2,506,471 shares                             502                 502
       Additional paid-in capital                                           4,460,223           4,460,223
       Accumulated (deficit)                                               (4,380,618)         (4,131,695)
                                                                      ----------------   -----------------

                        Total stockholders' equity                             80,107             329,030
                                                                      ----------------   -----------------

Total liabilities and stockholders' equity                                $ 6,043,680         $ 5,916,856
                                                                      ================   =================


                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             For the Six Months Ended     For the Three Months Ended
                                                            ---------------------------   ----------------------------
                                                            June 30, 2001  June 30,2000   June 30, 2001  June 30, 2000
                                                            -------------  ------------   -------------  -------------
Operating income:
       Net revenues from services                            $ 2,083,786    $ 1,789,766    $ 1,076,241    $   957,598
       Cost of services provided                               1,277,506      1,506,506        600,933        716,625
                                                             -----------    -----------    -----------    -----------

Total operating income                                           806,280        283,260        475,308        240,973
                                                             -----------    -----------    -----------    -----------

Operating Expenses:
       Selling, general and administrative                       522,534         62,676        269,917        222,041
       Bad debts                                                    --          114,601           --          114,601
       Depreciation and amortization                             459,727        626,488        204,008        308,285
                                                             -----------    -----------    -----------    -----------

Total operating expenses                                         982,261        803,765        473,925        644,927
                                                             -----------    -----------    -----------    -----------

Income(loss) from operations                                    (175,981)      (520,505)         1,383       (403,954)
                                                             -----------    -----------    -----------    -----------

Other income (expenses):
       Interest income                                            29,701         23,690         14,443          2,639
       Interest expense                                         (206,312)      (303,217)       (87,885)      (144,943)
       Miscellaneous income                                       92,627        149,393         13,494        101,693
       Income from joint ventures                                 23,730         39,967         17,716         26,855
       (Loss) on sale/disposal of subsidiaries                      --          (81,440)          --             --
                                                             -----------    -----------    -----------    -----------

Total income(expense)                                            (60,254)      (171,607)       (42,232)       (13,756)
                                                             -----------    -----------    -----------    -----------

(Loss) before income taxes and minority interest                (236,235)      (692,112)       (40,849)      (417,710)

Benefit for income taxes                                            --             --             --             --
                                                             -----------    -----------    -----------    -----------

(Loss) before minority interest                                 (236,235)      (692,112)       (40,849)      (417,710)

Minority interests                                               (12,688)       100,606        (10,074)        12,194
                                                             -----------    -----------    -----------    -----------

Net (loss)                                                   $  (248,923)   $  (591,506)   $   (50,923)   $  (405,516)
                                                             ===========    ===========    ===========    ===========

(Loss) per share, basic and diluted                          $     (0.10)   $     (0.28)   $     (0.02)   $     (0.19)
                                                             ===========    ===========    ===========    ===========

Number of weighted average shares outstanding                  2,506,471      2,109,739      2,506,471      2,109,739
                                                             ===========    ===========    ===========    ===========


                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           For the Six Months Ended
                                                                    ------------------------------------
                                                                     June 30, 2001       June 30, 2000
                                                                    -----------------   ----------------
Cash flows from operating activities
       Net (loss)                                                         $ (248,923)        $ (591,506)
                                                                    -----------------   ----------------
       Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
              Depreciation and amortization                               459,727               626,488
              Contractual allowances                                       40,716               116,414
              Bad debts                                                                         114,601
              Income from an unconsolidated joint venture                 (23,730)              (39,967)
              Minority interest                                           (12,688)             (100,606)
              Loss on sale of joint venture interest                            -                81,440
Increase (decrease) in cash attributable to
       changes in operating assets and liabilities:
              Accounts receivable                                         (80,456)              102,448
              Accounts receivable - joint venturer                        (14,071)              (61,938)
              Affiliate receivables                                         1,293              (105,243)
              Other current assets                                         29,828               (13,691)
              Accounts payable                                            343,831               (31,491)
              Accrued expenses                                            (67,597)              107,262
              Affiliate payables                                            5,901               (27,076)
                                                                      -----------           -----------
       Total adjustments                                                  682,754               768,641
                                                                      -----------           -----------
Net cash provided by operating activities                                 433,831               177,135
                                                                      -----------           -----------
Cash flows from investing activities:
              Fixed asset dispositions                                   (480,480)              549,087
                                                                          100,200                     0
                                                                      -----------           -----------
Net cash provided by investing activities                                (380,280)              549,087
                                                                      -----------           -----------
Cash flows from financing activities:
              Note receivable - affiliate                                 (45,434)             (502,022)
              Net reduction of Line of Credit                                   -              (302,750)
              Proceeds from shareholder loans                             158,439                     -
              Net reduction long term debt                               (213,280)             (325,651)
                                                                      -----------           -----------
Net cash (used) by financing activities                                  (100,275)           (1,130,423)
                                                                      -----------           -----------
Net decrease in cash and cash equivalents                                 (46,724)             (404,201)
Cash and equivalents, beginning of year                                     6,891               600,000
                                                                      -----------           -----------
Cash and equivalents, at June 30, 2001                                $   (39,833)          $   195,799
                                                                      ===========           ===========

Supplemental cash flow information
       Interest paid                                                  $   244,384           $   301,135
                                                                      ===========           ===========
       Income taxes paid                                              $        --           $        --
                                                                      ===========           ===========


                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                  JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

                  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

                  The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                                       June 30,        December 31,
                                                         2001               2000
                                                  ------------------  ---------------
                                                     (Unaudited)
         Medical Equipment                            $ 8,062,532        $ 7,620,744
         Building                                         310,860            310,860
         Furniture and Fixtures                            46,249             46,249
         Automobiles                                       28,157             28,157
         Leasehold improvements                           264,785            264,785
                                                  ------------------  ---------------
                                                        8,712,583          8,270,795
         Less:  Accumulated Depreciation
                   and Amortization                     5,857,775          5,395,234
                                                  ------------------  ---------------

                                                      $ 2,854,808        $ 2,875,561
                                                  ==================  ===============

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                  JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 - CONVERTIBLE DEBT

                  In October 1999, the Company issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors, which are due on October 18, 2000. The note is convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. The Company has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. On November 17, 2000, the Company agreed to repay the loan at $15,000 per month for a nine month period with a balloon payment due after the ninth payment. As of August 15, 2001, the Company is currently negotiating the conversion of this note to a long-term note.

NOTE 6 - LITIGATION:

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

                  In a related matter, Stephen Findlay named the Company as a defendant in arbitration. The arbitrator ruled that the Company should not have been named and

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                  JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LITIGATION: (continued)

         awarded legal fees to be paid by Stephen Findlay. The Company has filed an action in the U.S. District Court for the District of New Jersey to enforce the arbitration award. During the first quarter of 2001, a court order was entered instructing Stephen Findlay to pay legal fees in the amount of $18,627 plus lawful interest from the date of the filing of the complaint.

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

         In May of 2001 Passaic Beth Israel Hospital and MRI Imaging at PBI Corporation entered into a lease agreement which extended the agreement for the MRI for seven years. Under this new agreement, MRI Imaging at PBI Corporation agrees to pay $300 per month rent, $975 a month for the use of four exclusive parking spaces on the PBI campus and an additional $ 850 for use of the landlord's security staff on an as needed basis. Under the terms of the lease the landlord on written notice, has the right to purchase the business from the tenant upon the following conditions: the natural expiration of the lease, default by the tenant and anytime after the sixth year of the term. In addition the Company agrees to pay a yearly License agreement in the amount of $5,000 to Passaic Beth Israel Hospital Inc. for the use of the Passaic Beth Israel name.

Results of Operations:

For the Quarter ended June 30, 2001 compared to the Quarter ended June 30, 2000.

Net Revenues from Services:

         Net revenue from services has increased from $958,000 for the three months ended June 30, 2000 to $1,076,000 for the same period in 2001. The resulting net increase is $119,000. This increase is attributable to MRI Imaging at PBI in the amount of approximately $73,000, South Plainfield Imaging Associates of approximately $116,000 and Open MRI and Imaging Center of Metairie of approximately $106,000, all these increases related to increased marketing efforts. These increases were offset by decreases in South Jersey Imaging Associates of approximately $111,000, resulting from increased competition in the MRI market and the sale of the CT unit at the end of the year 2000 and Advanced Imaging Associates of approximately $52,000 which was sold on March 13, 2000. The balance of the offset resulted from a reduction of approximately $13,000 in imaging center management fees.

Cost of services provided:

         The cost of service provided has decreased $116,000 for the three months ended June 30, 2001, from $717,000 for the quarter ended June 30, 2000 to $601,000 for the same period in 2001. This decrease results primarily from the sale of the Advanced Imaging Associates center in West Paterson, New Jersey of approximately $107,000 and approximately $9,000 resulting from reduced medical supply cost savings, spread approximately evenly over the other sites.

Selling, general and administrative:

         Selling, general and administrative expenses increased approximately $48,000 for the three months ended June 30, 2001, from $222,000 for the quarter ended June 30, 2000 to $270,000 for the same period in 2001. This increase resulted from an increase in marketing expenses of approximately $129,000, offset by a reduction in professional fees of approximately $69,000 with the balance resulting in savings in miscellaneous office related expenses.

Miscellaneous income

Miscellaneous Income for the three months ended June 30, 2001 is $13,000 as compared to $102,000 for the same period in 2000 resulting in an decrease of $89,000. The income reported for the three months ended 2000 was rental income for a mobile mammography unit that was leased to various outside imaging centers. However, for the same period in 2001, the Company has used the mobile mammography unit at its own sites.

For the six months ended June 30, 2001 compared to the six months ended June 30, 2000

Net Revenues from Services:

Net revenue from services has increased from $1,790,000 for the six months ended June 30, 2000 to $2,084,000 for the same period in 2001. The resulting net increase is $294,000. This increase is attributable to MRI Imaging at PBI in the amount of approximately $324,000, South Plainfield Imaging Associates of approximately $212,000 and Open MRI and Imaging Center of Metairie of approximately $122,000, all these increases related to increased marketing efforts. These increases were offset by decreases in South Jersey Imaging Associates of approximately $193,000, resulting from increased competition in the MRI market and the sale of the CT unit at the end of the year 2000 and Advanced Imaging Associates of approximately $144,000 which was sold on March 13, 2000. The balance of the offset resulted from a reduction of approximately $27,000 in imaging center management fees.

Cost of services provided and selling, general and administrative expenses:

For the six months ended June 30, 2001, cost of services provided and selling, general and administrative expenses totaled $1,800,000 as compared to $1,570,000 the same period in 2000, resulting in an increase of $230,000. This increase relates entirely to the marketing efforts and related salaries obtain and service the increased revenues.

Miscellaneous income

Miscellaneous Income for the six months ended June 30, 2001 is $93,000 as compared to $149,000 for the same period in 2000 resulting in an decrease of $56,000. The income reported for the six months ended 2000 was rental income for a mobile mammography unit that was leased to various outside imaging centers. However, for the same period in 2001, the Company has used the mobile mammography unit at its own sites on a more regular basis.

Loss on sale of subsidiary:

On March 13, 2000 The Company sold West Paterson Equipment Leasing Corporation to Advanced Imaging Associates P.A. and incurred a loss on the sale of $81,000.

Liquidity and Capital Resources:

         Modern Medical has a working capital deficiency of $1,090,270 at June 30, 2001 as compared to a working capital deficiency of $1,424,536 at December 31, 2000.

         Effective June 30, 2001, Modern Medical refinanced all of its DVI Financial Services debt with DVI Financial Services. The refinancing resulted in a monthly reduction of its debt service of approximately $20,000 per month. The refinanced debt is due in 48 equal installments of $47,200. At the same time Modern Medical made the last of it debt payments on its mobile MRI unit, further reducing its debt service by approximately $14,000. The combined debt service reduction is approximately $34,000 per month or $408,000 per year.

         In addition, Modern Medical reduced the balance of the outstanding accounts receivable working capital line of credit by approximately $124,631 ($430,821 to $306,190) through June 30, 2001. Modern Medical intends to continue to reduce the outstanding principal balance on this line of credit.

         In July 1999, Modern Medical sold 148,702 shares of its common stock to accredited investors in a private placement transaction pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended. Modern Medical received gross proceeds of $283,000, before offering expenses of approximately $78,000, which Modern Medical used for working capital and general corporate purposes.

         In October 1999, Modern Medical issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors which are due on October 18, 2000. The notes are convertible at anytime while any portion of the notes are outstanding into shares of Modern Medical's common stock at the lower of: (a) 72.5% of the lowest closing bid price of Modern Medical's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. Modern Medical has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. As of October 27, 2000, the notes were not converted into Modern Medical's common stock and Modern Medical is currently negotiating the conversion of this note to a long-term note. The Company has agreed to pay back $15,000 principal payment until alternative financing is found. See "Note 5 of the Notes to Consolidated Financial Statements".

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

         On March 13, 2000, West Paterson Equipment Leasing Corporation and Modern Medical entered into an agreement with Advanced Imaging and Radiology Associates, P.A. pursuant to which all functions of the West Paterson office will be turned over to Advanced Imaging. Advanced Imaging will be responsible for all operational expenses, including but not limited to payroll, rent, medical supplies, marketing materials, maintenance of equipment and lease payments on the equipment beginning on March 13, 2000. Additionally, both Advanced Imaging and its principals have guaranteed the remaining twenty-six payments of $11,858 on the leased equipment. All accounts receivable and accounts payable remained with Modern Medical.

         During the first quarter of 2000 the Company retired its Line of Credit with Summit Bank in the amount of $600,000. This line was secured by a certificate of deposit at Summit which was used to payoff the line.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company and certain of its officers and directors (Messrs. Findlay, Maccia, Goldberg and Gedeon) are named as defendants in an adversary proceeding brought by the unsecured creditors committee in the bankruptcy proceeding involving Prime Contracting Corp., a former subsidiary of the Company, In re Prime Contracting Corp., Case No. 00-34073 (DS), U.S. Bankruptcy Court (NJ), The Official Committee of Unsecured Ceditors on Behalf of the Bankruptcy Estate of Prime Contracting Corp. v. Hamilton McGregor, et al, Adversary Proceeding No. 00-3602. The Company is named in five counts of the twenty count Complaint alleging (i) a conspiracy to defraud plaintiffs and other creditors of Prime pursuant to the RICO Act of 1970, (ii) breach of fiduciary duty and duty of loyalty, theft of corporate business opportunity and corporate assets, and (iii) conversion. The Complaint also seeks avoidance and recovery of alleged fraudulent transfers made to the Company and seeks to extend the bankruptcy proceeding to the Company and the other corporate defendants named in the Complaint.

         The Company acquired Prime in 1994 and sold it in 1995 to Hamilton McGregor International, Inc. The Company has not yet answered the amended Complaint which was served on August 9, 2001.

         The Company vehemently denies each and every allegation and intends to rigorously defend itself in this lawsuit.

         Other than the above described legal proceeding and legal proceedings reported on the Company's previous Form10-QSB and 10-KSB filings, the Company is not a party to any other material legal proceedings.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

         None.

(b)    Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                MODERN MEDICAL MODALITIES CORPORATION


Dated: August 20, 2001          By: /s/ Roger Findlay
                                    --------------------------------------------
                                         Roger Findlay
                                         President and Chairman of the Board


                                By:  /s/ Jan Goldberg
                                    --------------------------------------------
                                         Jan Goldberg
                                         Vice President, Acting Principal
                                           Accounting Officer,
                                           Treasurer and Director


                                By:  /s/ Gregory Maccia
                                    --------------------------------------------
                                         Gregory Maccia
                                         Vice President and Director