Form 10QSB/A
period 2001-06-30
MODERN MEDICAL MODALITIES CORP
filed 2001-08-20
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                  JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB/A contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. These cautionary statements and any other cautionary statements that may accompany the forward-looking statements expressly qualify all such forward-looking statements. In addition, Modern Medical Modalities Corporation disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          June 30,          December 31,
                                                                            2001                2000
                                                                       ----------------   -----------------
                                                                         (Unaudited)
                                        ASSETS

Current assets:
       Cash and cash equivalents                                        $        4,912     $         6,891
       Accounts receivable (less contractual allowances of
           $2,767,094 & $2,807,812, respectively)                            2,039,321           1,918,149
       Account receivable - joint venture                                      168,356             154,285
       Note receivable from affiliate - current portion                        316,039             317,332
       Other current assets                                                         --              29,828
                                                                       ----------------   -----------------

                           Total current assets                              2,528,628           2,426,485
                                                                       ----------------   -----------------

Property and equipment, net of accumulated depreciation of
   $5,857,775 & $5,395,234, respectively                                     2,854,808           2,875,561
                                                                       ----------------   -----------------

Other assets:
       Deferred tax asset                                                      484,718             484,718
       Note receivable from affiliate, net of current portion                  124,349              78,915
       Investment in joint ventures                                             34,377              34,377
       Deposits                                                                 16,800              16,800
                                                                       ----------------   -----------------

                            Total other assets                                 660,244             614,810
                                                                       ----------------   -----------------

Total Assets                                                            $    6,043,680     $     5,916,856
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