Form 10QSB
period 2001-09-30
MODERN MEDICAL MODALITIES CORP
filed 2001-11-14
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGES ACT

          For the transition period from to ___________ to ___________

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

         The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on November 14, 2001 was 2,506,471 shares.

         Transitional Small Business Disclosure Format (check one):
Yes                  No       X
    --------------      ------------

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                                                 Page Number
Item 1.           Financial Statements..........................................................    4-10
Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operation........................................    11-14

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.............................................................    15
Item 4.           Submission of Matters to a Vote of Security Holders...........................    15
Item 6.           Exhibits and Reports on Form 8-K..............................................    15
                  Signature Page................................................................    16


             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                Consolidated Balance Sheets as of September 30, 2001 and
                     December 31, 2000........................................................... 4-5
                Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000............................................ 6
                Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 2001 and 2000.......................................... 7
                Notes to the Consolidated Financial Statements................................... 8-10

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30,         December 31,
                                                                             2001                  2000
                                                                        --------------        --------------
                                                                          (Unaudited)
                                     ASSETS

Current assets:
        Cash and cash equivalents                                         $   27,487            $    6,891
        Accounts receivable (less contractual allowances of
            $2,808,760 & $2,807,812, respectively)                         1,641,550             1,918,149
        Account receivable - joint venture                                   139,261               154,285
        Note receivable from affiliate - current portion                     142,923               317,332
        Other current assets                                                  36,117                29,828
                                                                          ----------            ----------

                                   Total current assets                    1,987,338             2,426,485
                                                                          ----------            ----------

Property and equipment, net of accumulated depreciation of
   $6,053,079 & $5,395,234, respectively                                   2,678,398             2,875,561
                                                                          ----------            ----------

Other assets:
        Deferred tax asset                                                   484,718               484,718
        Note receivable from affiliate, net of current portion               117,415                78,915
        Investment in joint ventures                                          34,377                34,377
        Deposits                                                              16,800                16,800
                                                                          ----------            ----------

                                    Total other assets                       653,310               614,810
                                                                          ----------            ----------

Total Assets                                                              $5,319,046            $5,916,856
                                                                          ==========            ==========

                       See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,            December 31,
                                                                                      2001                    2000
                                                                                ---------------          ---------------
                                                                                  (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                             $   296,895             $   297,000
        Accounts payable                                                               911,463               1,048,981
        Accrued expenses                                                               360,925                 422,234
        Convertible debt                                                               335,000                 530,042
        Current portion long term debt                                               1,417,398               1,491,245
        Due to affiliate                                                                72,990                  61,518
                                                                                   -----------             -----------

                                Total current liabilities                            3,394,671               3,851,020

Other liabilities:
        Long term debt, net of current portion                                       1,753,013               1,570,673
        Loan payable shareholders                                                      337,927                 194,488
                                                                                   -----------             -----------

                                 Total other liabilities                             2,090,940               1,765,161
                                                                                   -----------             -----------

                                    Total liabilities                                5,485,611               5,616,181
                                                                                   -----------             -----------

Minority interest                                                                       70,702                 (28,355)
                                                                                   -----------             -----------

Commitments and contingencies

Stockholders' equity:
        Common stock, $0.0002 par value, Authorized - 15,000,000 shares
             Issued and outstanding - 2,506,471 shares                                     502                     502
        Additional paid-in capital                                                   4,460,223               4,460,223
        Accumulated (deficit)                                                       (4,697,992)             (4,131,695)
                                                                                   -----------             -----------

                          Total stockholders' (deficit)/equity                        (237,267)                329,030
                                                                                   -----------             -----------

Total liabilities and stockholders' (deficit)/equity                               $ 5,319,046             $ 5,916,856
                                                                                   ===========             ===========

                       See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the Nine Months Ended              For the Three Months Ended
                                                        ---------------------------------      ---------------------------------
                                                        September 30,      September 30,       September 30,       September 30,
                                                            2001              2000                 2001                2000
                                                        -------------      -------------       -------------       -------------
Operating income:
        Net revenues from services                      $ 2,990,647         $ 2,537,924         $   906,861         $   748,158
        Cost of services provided                         1,872,730           2,338,299             595,224             831,793
                                                        -----------         -----------         -----------         -----------

Total operating income                                    1,117,917             199,625             311,637             (83,635)
                                                        -----------         -----------         -----------         -----------

Operating Expenses:
        Selling, general and administrative                 845,996             173,083             323,462             110,407
        Bad debts                                            46,404             103,440              46,404             (11,161)
        Depreciation and amortization                       657,845             953,917             198,118             327,429
                                                        -----------         -----------         -----------         -----------

Total operating expenses                                  1,550,245           1,230,440             567,984             426,675
                                                        -----------         -----------         -----------         -----------

Income(loss) from operations                               (432,328)         (1,030,815)           (256,347)           (510,310)
                                                        -----------         -----------         -----------         -----------

Other income (expenses):
        Interest income                                      44,164              55,938              14,463              32,248
        Interest expense                                   (337,409)           (456,134)           (131,097)           (152,917)
        Miscellaneous income                                119,058              68,556              26,431              19,163
        Income from joint ventures                           41,361              59,715             (23,730)             19,748
        Gain on disposal of equipment                          --               187,928                --                87,928
        (Loss) on sale/ of subsidiaries                        --               (81,440)               --                  --
                                                        -----------         -----------         -----------         -----------

Total income(expense)                                      (132,826)           (165,437)           (113,933)              6,170
                                                        -----------         -----------         -----------         -----------

(Loss) before income taxes and minority interest           (565,154)         (1,196,252)           (370,280)           (504,140)

Benefit for income taxes                                       --                  --                  --                  --
                                                        -----------         -----------         -----------         -----------

(Loss) before minority interest                            (565,154)         (1,196,252)           (370,280)           (504,140)

Minority interests                                           (1,142)            147,767              11,546              47,161
                                                        -----------         -----------         -----------         -----------

Net (loss)                                              $  (566,296)        $(1,048,485)        $  (358,734)        $  (456,979)
                                                        ===========         ===========         ===========         ===========

(Loss) per share, basic and diluted                     $     (0.23)        $     (0.50)        $     (0.14)        $     (0.22)
                                                        ===========         ===========         ===========         ===========

Number of weighted average shares outstanding             2,506,471           2,109,739           2,506,471           2,109,739
                                                        ===========         ===========         ===========         ===========

                       See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            For the Nine Months Ended
                                                                                    ---------------------------------------
                                                                                       September 30,          September 30,
                                                                                           2001                    2000
                                                                                    ----------------          -------------
Cash flows from operating activities
        Net (loss)                                                                    $  (566,296)            $(1,048,484)
                                                                                      -----------             -----------
        Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
               Depreciation and amortization                                              657,845                 953,917
               Contractual allowances                                                         948                 233,733
               Bad debts                                                                   46,404                 103,440
               Income from an unconsolidated joint venture                                (41,361)                (59,715)
               Minority interest                                                           (1,142)                147,767
               Gain on disposal of equipment                                                 --                   187,928
               Loss on sale of joint venture interest                                        --                    81,440
Increase(decrease) in cash attributable to changes in
        operating assets and liabilities:
               Accounts receivable                                                        275,651                 318,222
               Accounts receivable - joint venturer                                        15,024                (168,251)
               Affiliate receivables                                                       (3,901)               (145,600)
               Other current assets                                                        (6,289)                 14,672
               Deposits and other assets                                                     --                    (8,730)
               Accounts payable                                                          (137,518)               (470,114)
               Accrued expenses                                                           (61,309)                (85,098)
               Affiliate payables                                                          11,472                 124,584
                                                                                      -----------             -----------
        Total adjustments                                                                 755,824               1,228,195
                                                                                      -----------             -----------
Net cash provided by operating activities                                                 189,528                 179,711
                                                                                      -----------             -----------
Cash flows from investing activities:
               Fixed asset (additions)/dispositions                                      (460,683)                778,546
               Decrease in minority interest                                               99,057                    --
                                                                                      -----------             -----------
Net cash provided by investing activities                                                (361,626)                778,546
                                                                                      -----------             -----------
Cash flows from financing activities:
               Note receivable - affiliate                                                135,909                (463,815)
               Net reduction of Line of Credit                                               (105)               (381,374)
               Proceeds from shareholder loans                                            143,439                    --
               Net reduction long term debt                                               (86,549)               (704,420)
                                                                                      -----------             -----------
Net cash (used) by financing activities                                                   192,694              (1,549,609)
                                                                                      -----------             -----------
Net increase/(decrease) in cash and cash equivalents                                       20,596                (591,352)
Cash and equivalents, beginning of year                                                     6,891                 600,000
                                                                                      -----------             -----------
Cash and equivalents, at September 30, 2001                                           $    27,487             $     8,648
                                                                                      ===========             ===========

Supplemental cash flow information
        Interest paid                                                                 $   299,813             $   462,951
                                                                                      ===========             ===========
        Income taxes paid                                                             $      --               $      --
                                                                                      ===========             ===========

                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

                  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

                  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                               September 30,      December 31,
                                                    2001               2000
                                                ------------      ------------
                                                (Unaudited)

         Medical Equipment                      $8,081,426        $7,620,744
         Building                                  310,860           310,860
         Furniture and Fixtures                     46,249            46,249
         Automobiles                                28,157            28,157
         Leasehold improvements                    264,785           264,785
                                                ----------        ----------
                                                 8,731,477         8,270,795
         Less:  Accumulated Depreciation
                   and Amortization              6,053,079         5,395,234
                                                ----------        ----------

                                                $2,678,398        $2,875,561
                                                ==========        ==========

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 - CONVERTIBLE DEBT:

                  In October 1999, the Company issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors, which are due on October 18, 2000. The note is convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. The Company has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. On November 17, 2000, the Company agreed to repay the loan at $15,000 per month.

NOTE 6 - LITIGATION:

                  In 1999, KFC Ventures, LLC ("KFC") named the Company, its wholly-owned subsidiary Metairie Medical Equipment Leasing Corp., and four principals of the Company and /or Metairie Medical Equipment Leasing Corp. in a suit alleging KFC was fraudulently induced to invest in Open MRI of Metairie, LLC. KFC alleges claims for fraud, federal and state securities fraud, unfair trade practices, detrimental reliance, intentional breach of contract, breach of the covenant of good faith and fair dealing, and breach of fiduciary duty. The parties have reached a tentative settlement whereby the Company will repay the loan portion of the original investment to KFC. In anticipation of finalizing the tentative settlement the Company has accrued an amount equivalent to the tentative settlement in the financial statements of Open MRI & Imaging Center of Metairie, LLC.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LITIGATION: (continued)

                  In December 1999, the Company was named as a defendant in a lawsuit filed by Stacey Travaglione, a former employee, in Federal District Court in the Southern District of New York. The suit alleges violations of the Americans with Disabilities Act and the New York State Human Rights Law. After some discovery the parties agreed to the terms of an out of court settlement where Modern Medical will pay the plaintiff a total of $40,000 in ten equal installments over a ten month period. Because the plaintiff filed bankruptcy, the bankruptcy trustee must be a signatory on the agreement. As of November 12, 2001 there are two $4,000 payments remaining, one on December 1, 2001 and the final payment on January 1, 2002.

                  The Company and certain of its officers and directors (Messrs. Findlay, Maccia, Goldberg and Gedeon) are named as defendants in an adversary proceeding brought by the unsecured creditors committee in the bankruptcy proceeding involving Prime Contracting Corp., Case No. 00-34073 (DS), US Bankruptcy Court (NJ), the Official Committee of Unsecured Creditors on Behalf of the Bankruptcy Estate of Prime Contracting Corp. v. Hamilton McGregor, et al, Adversary Proceeding No. 00-3602. The Company is named in five counts of the twenty count Complaint alleging (i) a conspiracy to defraud plaintiffs and other creditors of Prime pursuant to the RICO Act of 1970, (ii) breach of fiduciary duty and duty of loyalty, theft of corporate business opportunity and corporate assets, and (iii) conversion. The complaint also seeks avoidance and recovery of alleged fraudulent transfers made to the Company and seeks to extend the bankruptcy proceeding to the company and the other corporate defendants named in the Complaint.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

         When used in this Form 10-QSB and in future filings by Modern Medical with the Securities and Exchange commission, the words or phrases "will likely result" and "the company expects", "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements." Modern Medical wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Modern Medical has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

         The Company provides magnetic resonance imaging (MRI) and computerized axial tomography (CT Scan) equipment to hospitals and physicians. The also manage hospital based and physician managed ambulatory centers for third parties who provide medical imaging services. The Company offers a full range of services to hospitals and physician groups, including:

                  o selection and acquisition of appropriate MRI and CT Scan equipment;
                  o design and supervision of facility construction;
                  o training of technical and support staff;
                  o patient billing and collection; and
                  o marketing and management services.

         The Company provides all or any part of the services described above based on its customers needs.

         The Company was incorporated in the State of New Jersey on December 6, 1989 and its executive offices are located at 1719 Route 10, Suite 117, Parsippany, New Jersey 07054. The Company's telephone number is (973) 538-9955.


Results of Operations:

For the Quarter ended September 30, 2001 compared to the Quarter ended September 30, 2000.

Net Revenues from Services:

         Net revenue from services has increased from $748,000 for the three months ended September 30, 2000 to $907,000 for the same period in 2001. The resulting net increase is $159,000. This increase is attributable primarily to MRI Imaging at PBI in the amount of approximately $225,000, South Plainfield Imaging Associates of approximately $84,000, and these increases related to increased marketing efforts. These increases were offset by decreases at the Imaging Center of Metairie of approximately $56,000 and South Jersey Imaging of approximately $122,000, resulting from increased competition in the MRI market and the sale of the CT unit in South Jersey at the end of the year 2000. The balance of the offset resulted from a increase of approximately $28,000 in imaging center management fees.

Cost of services provided and selling, general and administrative expenses:

For the three months ended September 30, 2001, cost of services provided and selling, general and administrative expenses totaled $919,000 as compared to $942,000 the same period in 2000, resulting in an decrease of $23,000. This decrease relates to a reduction in equipment maintenance costs at the South Jersey Imaging site as the result of the sale of the CT unit.

Miscellaneous income:

Miscellaneous Income for the three months ended September 30, 2001 is $26,000 as compared to $19,000 for the same period in 2000 resulting in an increase of $7,000. The income reported for the three months ended 2001 was rental income for a mobile mammography unit that was leased to various outside imaging centers.

For the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

Net Revenues from Services:

Net revenue from services has increased from $2,538,000 for the nine months ended September 30, 2000 to $2,991,000 for the same period in 2001. The resulting net increase is $453,000. This increase is attributable to MRI Imaging at PBI in the amount of approximately $550,000, South Plainfield Imaging Associates of approximately $296,000 and Open MRI and Imaging Center of Metairie of approximately $66,000, all these increases related to increased marketing efforts. These increases were offset by decreases in South Jersey Imaging Associates of approximately $315,000, resulting from increased competition in the MRI market and the sale of the CT unit at the end of the year 2000 and Advanced Imaging Associates of approximately $144,000 which was sold on March 13, 2000.

Cost of services provided and selling, general and administrative expenses:

For the nine months ended September 30, 2001, cost of services provided and selling, general and administrative expenses totaled $2,719,000 as compared to $2,511,000 the same period in 2000, resulting in an increase of $208,000. This increase relates entirely to the marketing efforts and related salaries to obtain and service the increased revenues.

Miscellaneous income:

Miscellaneous Income for the nine months ended September 30, 2001 is $119,000 as compared to $68,000 for the same period in 2000 resulting in an increase of $51,000. The income reported for the nine months ended 2001 was rental income for a mobile mammography unit that was leased to various outside imaging centers.
 .

Loss on sale of subsidiary:

       On March 13, 2000, the Company sold West Paterson Equipment Leasing
         Corporation to Advanced Imaging Associates P.A. and incurred a loss on the sale of $81,000.

Liquidity and Capital Resources:

         Modern Medical has a working capital deficiency of $1,407,333 at September 30, 2001 as compared to a working capital deficiency of $1,424,536 at December 31, 2000.

         Effective June 30, 2001, Modern Medical refinanced all of its DVI Financial Services debt with DVI Financial Services. The refinancing resulted in a monthly reduction of its debt service of approximately $20,000 per month. The refinanced debt is due in 48 equal installments of $47,200. At the same time Modern Medical made the last of its debt payments on its mobile MRI unit, further reducing its monthly debt service by approximately $14,000. The combined debt service reduction is approximately $34,000 per month or $408,000 per year.

         In addition, Modern Medical reduced the balance of the outstanding accounts receivable working capital line of credit by approximately $126,072 ($430,821 to $304,749) through September 30, 2001. Modern Medical intends to continue to reduce the outstanding principal balance on this line of credit.

         In July 1999, Modern Medical sold 148,702 shares of its common stock to accredited investors in a private placement transaction pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended. Modern Medical received gross proceeds of $283,000, before offering expenses of approximately $78,000, which Modern Medical used for working capital and general corporate purposes.

         In October 1999, Modern Medical issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors which are due on October 18, 2000. The notes are convertible at anytime while any portion of the notes are outstanding into shares of Modern Medical's common stock at the lower of: (a) 72.5% of the lowest closing bid price of Modern Medical's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. Modern Medical has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. As of October 27, 2000, the notes were not converted into Modern Medical's common stock and Modern Medical is currently negotiating the conversion of this note to a long-term note. The Company has agreed to repay the note at a rate of $15,000 per month until alternative financing is found. See "Note 5 of the Notes to Consolidated Financial Statements".

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

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         In 1999, Stephen Findlay, former president of Prime Contracting Corp., a former subsidiary of the Company, named the Company in a suit making various assertions regarding the sale of Prime Contracting. This suit was filed in New Jersey State Court in Morris County. The trial has been set to begin on November 14, 2001. The Company has filed a demand for summary judgment and has requested that the Court postpone the trial until a determination of the Company's request for summary judgment has been made.

         Other than the above described legal proceeding and legal proceedings reported on the Company's previous Form 10-QSB and 10-KSB filings, the Company is not party to any other material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 4, 2001, the Company held its 2000 Annual Meeting of Stockholders. At the annual meeting, the Company's stockholders were asked to vote upon: (i) the election of five directors for the ensuing year, and (ii) the appointment of an independent accounting firm for the ensuing year.

         The following persons were elected as directors of the company for the ensuing year by the votes next to such persons name:

                      For              Withheld        Against
Roger Findlay         1,895,722         0              55,744
Jan Goldberg          1,890,722         0              60,744
Gregory Maccia        1,895,722         0              55,744
Fred Mancinelli       1,895,722         0              55,744
Carl Gedeon           1,895,722         0              55,744

Roger Findlay, Jan Goldberg, Gregory Maccia, Fred Mancinelli and Carl Gedeon were duly elected as Directors of the Corporation to serve until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified.

         Liebman, Goldberg & Drogin, P.C. was approved to act as the Company's independent certified public accountants for the ensuing year by the following vote:

                For                Against         Abstain
                1,900,008          31,269          20,189


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

         None.

(b)    Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                               MODERN MEDICAL MODALITIES CORPORATION


Dated: November 14, 2001       By: /s/ Roger Findlay
                                   ---------------------------------------------
                                   Roger Findlay
                                   President and Chairman of the Board


                               By:  /s/ Jan Goldberg
                                   ---------------------------------------------
                                   Jan Goldberg
                                   Vice President, Acting Principal Accounting
                                   Officer, Treasurer and Director


                               By:  /s/ Gregory Maccia
                                   ---------------------------------------------
                                   Gregory Maccia
                                   Vice President and Director