Form 10KSB
period 2001-12-31
MODERN MEDICAL MODALITIES CORP
filed 2002-04-16
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                                   -----------
                                   (Mark One)

 [X] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Fiscal Year ended December 31, 2001.

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

          For the transition period from _____________to_____________

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


       Registrant's telephone number, including area code: (973) 538-9955
       ------------------------------------------------------------------

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
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. Yes  X  No    .
                      ---    ---

The issuer's net sales for the most recent fiscal year were $3,855,506.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 29, 2002 was approximately $22,964.

As of March 29, 2002 there were 2,506,471 shares of Common Stock, par value $.0002 per share, outstanding.

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

Modern Medical presently provides equipment and manages one hospital based MRI site located in Passaic, New Jersey, and four free standing MRI and CT Scan and Diagnostic Imaging ambulatory centers in Louisiana (1) and New Jersey (3). Modern Medical also receives a management fee of 11.25% of gross cash collections from the site in Union, New Jersey, for performing management functions. Modern Medical's relationship with its joint ventures, range from 2% through 84% equity interest.

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

OPEN MRI OF MORRISTOWN, INC.

During February of 1996, Open MRI of Morristown, Inc., under the terms of a joint venture with RMC Consulting Inc. and Barbara Krasnica, developed an MRI facility located in Morristown, New Jersey. Under the terms of the agreement, dated October 31, 1995, Modern Medical has the responsibility to make all day-to-day decisions on behalf of the joint venture "Open MRI of Morristown". The term of the joint venture shall terminate October 15, 2015 unless the business is sold, or the joint venture is terminated by mutual consent of the participants. The term of the joint venture may be extended by mutual written consent of the participants. Under the terms of the joint venture the profit distribution is as follows: Open MRI of Morristown, Inc. 72%, RMC Consulting Inc. 18% and Barbara Krasnica 10%.

On September 30, 1998, Open MRI of Morristown, Inc., sold all but 2 of its 72% interest in Open MRI for $300,000 and the purchaser's agreement to provide Modern Medical's creditor, DVI Business Credit personal guaranties of the principals of purchaser in an amount not to exceed $150,000. A gain on this transaction in the amount of $30,171, was recorded in the consolidated financial statements of Modern Medical Modalities Corporation.

Our wholly owned sites:

METAIRIE MEDICAL EQUIPMENT LEASING

In June 1997, Metairie Medical Equipment Leasing Corp. was incorporated in the state of New Jersey, as a 100% owned subsidiary of Modern Medical. In October 1997, Metairie Medical Equipment Leasing Corp. was registered as a corporation doing business in the State of Louisiana. Under the terms of the venture agreement Modern Medical will receive 100% of the profits and equity of Open MRI & Imaging Center of Metairie, LLC. The site opened for business in February of 1998. There was an agreement with Southern Medical Consultants LLP, which provided that if they raised $250,000 and provided marketing and management services, they would receive 34% of the site. To date the $250,000 has not been raised and in September 1998, Modern Medical terminated the management contract with Southern Medical Consultants LLP for the management of Open MRI & Imaging Center of Metairie. Accordingly pursuant to the agreement, if Southern Medical is not active in marketing or managing the site through the end of the lease payments, then no stock transfers will be made and none have been made to date.

MRI IMAGING AT PBI CORPORATION

In May 2001, MRI Imaging at PBI Corporation entered into anew seven (7) year lease agreement with Passaic Beth Israel Hospital, Inc., which replaces the original joint venture agreement dated June 1995. Under the terms of the new agreement the company leases land from the hospital for $300 per month, leases four exclusive and four non-exclusive parking spaces for $975 per month and pays a fee of $850 per month for security. The total monthly rent paid to the hospital is $2,125. Additionally the Company has signed a non-exclusive License Agreement with Passaic Beth Israel Hospital, Inc. for $5,000 per annum. The license allows the Company to use the marks "Passaic Beth Israel". "Passaic Beth" and/or "PBI".

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

Medical imaging industry and systems:

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

Our services:

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

Equipment and related services, Modern Medical consults with its potential clients and existing clients to identify the equipment best suited to meet the client's needs on a cost-effective basis. Modern Medical then acquires the equipment through lease/purchase agreements. In addition, Modern Medical assists the hospital or physicians and their personnel in complying with licensing and other regulatory requirements, which consist of all applicable county building permits and architectural filings as well as filing all necessary equipment registration forms with the applicable state agencies. Modern Medical supervises the installation and testing of the equipment and provides periodic inspection of the equipment at the facility. Modern Medical undertakes to maintain its clients' equipment and typically enters into agreements with equipment manufacturers or other third parties for the delivery of maintenance services.

Technical and support staffing, Modern Medical provides technologists who operate the equipment at the facility. Modern Medical trains and provides on-going safety instruction and educational programs for its technologists as well as the hospital's technologists. Modern Medical also provides clerical personnel to provide administrative duties such as scheduling and answering phone inquiries.

Marketing, Modern Medical provides its customers with marketing services, including the design and formulation of a marketing program for each facility to inform physicians in the community as to the technology and services available at the facility. Modern Medical also provides marketing personnel who market patient referral sources, including HMOs and other health plans.

Patient scheduling, billing and collection at the medical technology centers, Modern Medical schedules patient appointments, prepares all patient billing and is responsible for collection. In providing billing and collection services, Modern Medical bills the patients directly and, therefore, assumes the credit risk on such billings and any delays attendant to reimbursement through governmental programs or third party payors. Modern Medical also is responsible at the centers for related administrative and record-keeping functions and all management information services.

Management. Modern Medical provides full managerial responsibility and control over facility operations, including all of the foregoing services, at medical technology centers.

Delivery of our services:

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

Employees

As of January 1, 2002, Modern Medical employed 35 persons on a full-time basis and 28 persons on a part time basis. The following table reflects the employees per facility:

                                      TOTAL        FULL-TIME      PART-TIME
                                   ------------   ------------   ------------

Modern Medical (Corporate)                   11             10              1

Marlton, NJ                                   4              2              2

Passaic, NJ                                   4              4              0

JOINT VENTURES

South Plainfield, NJ                          6              2              4

Metairie, LA                                  5              4              1

Union, NJ                                    34             12             22
                                   ------------   ------------   ------------

Total:                                       64             34             30
                                   ============   ============   ============

Equipment lease agreements

On July 16, 1997, Metairie Medical Equipment Leasing Corporation entered into a 63 month lease which provided for the purchase of a Picker Outlook Whole Body MRI Imaging System, the first payment of $21,892.02 was due in the forth month of the lease. In May of 2000, Metairie Medical Equipment Leasing Corporation refinanced the outstanding balance of the lease for 48 months at $21,538.39 per month.

In December of 2000, Modern Medical Modalities Corporation, acting in its capacity of managing joint-venturer of Union Imaging Associates JV entered into a lease purchase agreement with Citicorp North America, Inc. to refinance $1,102,887 of existing and new Union Imaging Associates, JV debt. The amount was made up of the following:

         Marconi Open MRI system upgrade                     $    185,500
         Buyout of the balance of the:
           DVI Financial Services equipment debt                  301,517
           DVI Business Credit accounts receivable line           615,870
                                                             ------------

                                               Total         $  1,102,887
                                                             ============

The lease commenced December 5, 2000, is a sixty-month financing lease with a $1.00 buyout option at the end of the lease. The sixty monthly installments are for $23,631 each. Modern Medical Modalities Corporation was not required to guarantee the lease.

In June of 2001 Modern Medical consolidated all of its preexisting debt with DVI Financial Services, Inc. into one note with 48 equal monthly payments of $47,200. This resulted in a reduction of its monthly debt service of approximately $20,000 or $240,000 per year

Item 2. Properties

In July of 1997, Metairie Medical Equipment Leasing Corporation entered into a 120 month facility lease with Independence Mall I Limited Partnership for approximately 2,100 square feet on the ground floor of a two story building. Under the terms of the lease the monthly rental is $2,911.00.

In December of 1997, Metairie Medical Equipment Leasing Corporation entered a 56-month lease with Equity Properties covering $100,000 in leasehold improvements for the office space. The terms of the lease call for 56 equal monthly installments of $2,340.82.

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

In May 2001, MRI Imaging at PBI Corporation entered into a new seven (7) year lease agreement with Passaic Beth Israel Hospital, Inc., which replaces the original joint venture agreement dated June 1995. Under the terms of the new agreement the company leases land from the hospital for $300 per month, leases four exclusive and four non-exclusive parking spaces for $975 per month and pays a fee of $850 per month for security. The total monthly rent paid to the hospital is $2,125. Additionally the Company has signed a non-exclusive License Agreement with Passaic Beth Israel Hospital, Inc. for $5,000 per annum. The license allows the Company to use the marks "Passaic Beth Israel". "Passaic Beth" and/or "PBI".

Item 3. Legal Proceedings

In 1999, KFC Ventures, LLC ("KFC") named the Company, its wholly owned subsidiary Metairie Medical Equipment Leasing Corp., and four principals of the Company and/or Metairie Medical Equipment Leasing Corp in a suit alleging KFC was fraudulently induced to invest in Open MRI and Imaging Center of Metairie, LLC. KFC alleges claims for fraud, federal and state securities fraud, unfair trade practices, detrimental reliance, intentional breach of contract, breach of the covenant of good faith and fair dealing, and breach of fiduciary duty. The parties have reached a settlement whereby the Company will repay the loan portion of the original investment to KFC. In anticipation of finalizing the tentative settlement the Company has accrued an amount equivalent to the tentative settlement in the financial statements of Open MRI & Imaging Center of Metairie, LLC.

In 1999, Stephen Findlay, former president of Prime Contracting Corp., named the Company in a suit making various assertions regarding the sale of Prime Contracting. This action is in the early stages and, therefore, no determination as to the possible outcome can be made. This case is being settled in conjunction with the Prime Contracting Corp., Case 00-3602, discussed below.

In a related matter, Stephen Findlay named the Company as a defendant in arbitration. The arbitrator ruled that the Company should not have been named and awarded legal fees to be paid by Stephen Findlay. The Company has filed an action in the U.S. District Court for the District of New Jersey to enforce the arbitration award. During the first quarter of 2001, a court order was entered instructing Stephen Findlay to pay legal fees in the amount of $18,627.00 plus lawful interest from the date of the filing of the complaint. This case is being settled in conjunction with the Prime Contracting Corp., Case 00-3602, discussed below.

The Company and certain of its officers and directors (Messrs. Findlay, Maccia, Goldberg and Gedeon) are named as defendants in an adversary proceeding brought by the unsecured creditors committee in the bankruptcy proceeding involving Prime Contracting Corp., Case No. 00-34073 (DS), US Bankruptcy Court (NJ), the Official Committee of Unsecured Creditors on Behalf of the Bankruptcy Estate of Prime Contracting Corp. v. Hamilton McGregor, et al, Adversary Proceeding No. 00-3602. The Company is named in five counts of the twenty count Complaint alleging (i) a conspiracy to defraud plaintiffs and other creditors of Prime pursuant to the RICO Act of 1970, (ii) breach of fiduciary duty and duty of loyalty, theft of corporate business opportunity and corporate assets, and (iii) conversion. The complaint also seeks to extend the bankruptcy proceeding to the company and other corporate defendants named in the Complaint. The Company is a participant along with a number of affiliated entities, and past and present officers and directors, in a combined settlement of this litigation and the related litigations above. The settlement provides for a cash payment to the reorganized debtor upon Bankruptcy Court approval of the settlement scheduled for March 26, 2002, along with a note to be executed which for quarterly payments over two years with interest at 6%. The Company is jointly and severally liable for both the cash payment and the note along with a number of the other defendants in the case. Under this settlement the Company is required to make eight quarterly payments of $12,500 each plus 6% interest commencing July 2002. The full amount of the Company's portion of the settlement has been accrued in the 2001 financial statements.

In December 1999, the Company was named as a defendant in a lawsuit filed by Stacey Travaglione, a former employee, in Federal District Court in the Southern District of New York. The suit alleges violations of the Americans with Disabilities Act and the New York State Human Rights Law. After some discovery the parties agreed to the terms of an out of court settlement where Modern Medical will pay the plaintiff a total of $40,000 in ten equal installments over a ten-month period. Because the plaintiff filed bankruptcy, the bankruptcy trustee must be a signatory on the agreement. The final payment on the settlement was made January 1, 2002.

Other than the above, Modern Medical is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Modern Medical did not submit any matters to a vote of its security holders during the fourth quarter of 2001.

                                     PART II

Item 5. Market for Modern Medical's Common Stock

On March 12, 1999, we effected a 1 for 2 reverse split of our authorized and outstanding shares of common stock. As of March 31, 2002, we had 2,506,471 shares of common stock outstanding. Our common stock is traded on the Pink Sheets under the symbol "MODM." The following table sets forth the high and low closing bid prices for the common stock as reported on the Nasdaq SmallCap during 2000 through March 29, 2002. On May 26, 2000, the common stock began trading on the Pink Sheets. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. All bid prices for the periods prior to our 1-for-2 reverse stock split effected on March 12, 1999, have been adjusted to reflect the reverse stock split.

                                                            Common Stock
                                                    ---------------------------
Fiscal 2000                                             High           Low
                                                    ------------   ------------

First                                               $      2.75    $      1.375
Second                                                     1.50           0.350
Third                                                      0.35           0.120
Fourth                                                     0.07           0.020

Fiscal 2001

First                                               $      0.03    $      0.01
Second                                                     0.03           0.011
Third                                                      0.015          0.011
Fourth                                                     0.015          0.011

Fiscal 2002

First (through March 29, 2002)                      $      0.015          0.01

On March 29, 2002, there were 49 holders of record of Modern Medical's 2,506,471 outstanding shares of Common Stock.

On March 29, 2002, the last sale price of the Common Stock as reported on the Pink Sheets was $0.01.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

When used in this Form 10-KSB and in future filings by Modern Medical with the Securities and Exchange Commission, the words or phrases "will likely result" and "the company expects", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions are intended to identify "forward-looking statements". Modern Medical wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Modern Medical has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Modern Medical presently provides equipment and manages one hospital based MRI site located in Passaic, New Jersey, and four free standing MRI and CT Scan and Diagnostic Imaging ambulatory centers in Louisiana (1) and New Jersey (3). Modern Medical also receives a management fee of 11.25% of gross cash collections from the site in Union, New Jersey, for performing management functions. Modern Medical's relationship with its joint ventures, range from 2% through 84% equity interest.

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

Results of Operations:

For the year ended December 31, 2001 compared to the year ended December 31,
2000

Net Revenues from Services:

When comparing the year ended December 31, 2001 to the same period in 2000, the net revenue from services increased $274,827 from $3,580,679 in 2000 to $3,855,506 in 2001. The increase resulted from increased marketing at both the Plainfield and Passaic imaging centers resulting in additional net revenues of $329,000 and $447,000, respectively. These gains were partially offset by the sale of the West Paterson center in March of 2000 and increased competition in the area of our Marlton resulting in net revenue decreases of $136,000 and $374,000, respectively. All other operations resulted in a net increase of net revenues for 2001 of approximately $8,000.

Cost of Services Provided/Selling, General and Administrative:

Cost of Services Provided/Selling, General and Administrative has decreased approximately $72,000 from 2000 to 2001. This decrease resulted from increased volumes at the Plainfield and Passaic imaging centers of approximately $242,000 offset by volume related cost reduction of approximately $206,000 at the Marlton center and approximately $108,000 resulting from the sale in March of 2000 of the West Paterson center.

Miscellaneous Income

Miscellaneous Income for the year ended December 31, 2001 was $154,785 as compared to $92,991 for the same period in 2000. The increase of $61,794 result from the rental of an ultra sound unit approximately $20,000, transcription work for third parties of approximately $27,000 and increased rental time of the mobile mammography unit of approximately $15,000.

Loss on Sale of Subsidiary

On March 13, 2000, the Company sold its West Paterson imaging center to Advanced Imaging and Radiology Associates P.A. and incurred a loss of $160,208.

Gain on Disposal of Equipment

During the year 2000 the company sold two CT Scanners and recognized a gain of $187,928.

Liquidity and Capital Resources:

Modern Medical has a working capital deficiency of $ 1,186,024 at December 31, 2001 as compared to a working capital deficiency of $1,299,537 at December 31, 2000.

In June of 2001 Modern Medical consolidated all of its preexisting debt with DVI Financial Services, Inc. into one note with 48 equal monthly payments of $47,200. This resulted in a reduction of its monthly debt service of approximately $20,000 or $240,000 per year. In addition Plainfield equipment note was paid off in July of 2001 further reducing the monthly debt service by approximately $13,500 per month or $162,000 per year.

In addition, for the year ended December 31, 2001, Modern Medical reduced the balance of the outstanding accounts receivable working capital line of credit by approximately $100,461 ($430,821 to $330,360) and for the three months ended March 31, 2002 the outstanding balance has been further reduced to $311,713. Modern Medical intends to continue to reduce the outstanding principal balance on this line of credit at a rate of 10% of the cash receipts of the applicable imaging centers.

In July 1999, Modern Medical sold 148,702 shares of its common stock to accredited investors in a private placement transaction pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended. Modern Medical received gross proceeds of $283,000, before offering expenses of approximately $78,000, which Modern Medical intends to use for working capital and general corporate purposes.

In October 1999, Modern Medical issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors, which were due on October 18, 2000. The notes are convertible at anytime while any portion of the notes are outstanding into shares of Modern Medical's common stock at the lower of: (a) 72.5% of the lowest closing bid price of Modern Medical's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. Modern Medical has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. As of March 31, 2002, the notes were not converted into Modern Medical's common stock and Modern Medical has agreed to repay the loan at $15,000 per month. See "Note 8 of the Notes to Consolidated Financial Statements".

During the fourth quarter of 1999, the Company entered into an agreement whereby Dr. Bahlia through June 30, 2000 would run Amherst Imaging Center. The Company would not be affiliated with the center beyond the term of the facility lease and all assets at corresponding to the center were written down to their net realizable value, which was estimated to be zero. The debt to DVI was written down to $45,000, the rent through July 31, 2000 was accrued and a close down cost of approximately $22,000 was established.

On March 3, 2000, the Company established a commercial line of credit in the amount of $300,000 from Bridge View Bank in Englewood, New Jersey. Pursuant to the terms of the line of credit, Roger Findlay, Gregory Maccia and Jan Goldberg, each of whom are executive officers and directors of Modern Medical are guarantors on the loan. The loan is for a one-year period and the interest rate on the loan is based on Bridge View's Base/Prime commercial lending rate plus one (1) percent floating for the term of the loan. On March 21, 2001, the line of credit was extended one year to March 21, 2002 and is currently being extended for an additional six months.

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

Going Concern

Modern Medical's 2001 and 2000 financial statements have been presented on a basis that it is a going concern. Due to significant losses during the years ended December 31, 2001 and 2000, the accountants' reports have an explanatory paragraph stating that Modern Medical's continued existence is in doubt.

As described above, during 2001 and 2000 Modern Medical debt service by approximately $402,000 per year and raised approximately $783,000 through the issuance of equity and debt securities. Management believes that its current operations along with its current capital resources will provide Modern Medical sufficient cash resources to support its operations for the next twelve months.

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

See pages F-1 to F-18


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 5, 2001, the Company dismissed Lazar, Levine & Felix LLP, located at 350 Fifth Avenue, New York, New York 10118-0170, as its independent accountants. The Company engaged Liebman, Goldberg & Drogin, LLC., located at 591 Stewart Avenue, Suite 450, Garden City, New York 11530, as its new independent certified public accountants. In connection with the most recent fiscal year and subsequent interim periods preceding Lazar, Levine & Felix LLP's dismissal, there were no disagreements with Lazar, Levine & Felix LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Lazar, Levine & Felix LLP's report on the financial statements of Modern Medical contained a going concern opinion.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act

The officers and directors of the Company, and further information concerning them, are as follows:

Name               Age       Position

Roger Findlay      55        Chairman of the Board of Directors and President

Jan Goldberg       51        Vice President, Acting Principal Accounting
                             Officer, Treasurer and Director

Gregory Maccia     47        Vice President, Secretary and Director

Fred Mancinelli    60        Director

Carl Gedeon        58        Director

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

CARL GEDEON was appointed to the Board of Directors of Modern Medical Modalities on March 3, 1998. Mr. Gedeon has over twenty years of experience in the medical support business, concentrating on sales with an emphasis on unique design, financing and problem solving for diagnostic imaging centers. Currently Mr. Gedeon is founder and president of MedSpace, Inc., a company that specializes in the design and manufacture of state of the art building systems utilized to house diagnostic imaging equipment. Previously, Mr. Gedeon was vice president of a major modular office company specializing in medical systems throughout the United States. Mr. Gedeon also serves on the Board of Directors of Hamilton McGregor International, Inc.

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

Item 10. Executive Compensation

The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 2001 (referred to as "2001" in this table), the year ended December 31, 2000 (referred to as "2000" in this table), and for the year ended December 31, 1999 (referred to as "1999" in this table), paid to the Company's Chief Executive Officer. Roger Findlay was appointed President of the Company in March 1999.

Summary Compensation Table

Name and Principal                                        All Other
Position                       Year        Salary       Compensation
                               ----        ------       ------------

Roger Findlay                  2001       $ 69,275           -0-
Chairman, President
and CEO                        2000       $ 90,658           -0-
                               1999       $148,431        $4,200(1)

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 11, 2002 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of Modern Medical, each officer and director of Modern Medical and all officers and directors as a group. The table does not include securities exercisable into common stock that have not yet vested or are not exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each such person or entity is 1719 Route 10, Suite 117, Parsippany, New Jersey 07054.

Name and Address                  Number of Shares               Percentage of
Of Beneficial Owner              Beneficially Owned(1)           Common Stock
-------------------              ---------------------           ------------

Roger Findlay(2)                       188,048                        7.2%

Jan Goldberg(3)                        138,846                        5.4%

Gregory Maccia(4)                      143,202                        5.4%

Fred Mancinelli(5)                      20,000                          *

Carl Gedeon(6)                          20,000                          *

All officers and directors             510,096                       18.0%
as a group (5 persons)(2)-(6)

* Less than one percent

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

(3) Includes: (i) 68,846 shares of common stock; and (ii) options to purchase 70,000 shares which are currently exercisable.

(4) Includes: (i) 73,198 shares of common stock; and (ii) options to purchase 70,000 shares which are currently exercisable.

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

On March 3, 2000, the Company received a commercial line of credit in the amount of $300,000 from Bridge View Bank in Englewood, New Jersey. Pursuant to the terms of the line of credit, Roger Findlay, Gregory Maccia and Jan Goldberg, each of who are executive officers and directors of Modern Medical are guarantors on the loan. The loan is for a one-year period and the interest rate on the loan is based on Bridge View's Base/Prime commercial lending rate plus one (1) percent floating for the term of the loan. On March 21, 2001, the line of credit was extended one year to March 21, 2002 and is currently being extended for an additional six months.

Item 13. Exhibits, Lists and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K.

There were no reports filed on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MODERN MEDICAL MODALITIES CORPORATION

                          By: /s/ ROGER FINDLAY
                              --------------------
                              Roger Findlay, President and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature                                Title                                           Date
                                         -----                                           ----

/s/ ROGER FINDLAY                        President and Chairman of the Board             April 16, 2002
-----------------------
Roger Findlay

/s/ JAN GOLDBERG                         Vice President, Acting Principal                April 16, 2002
-----------------------                   Accounting Officer, Treasurer
Jan Goldberg                              and Director

/s/ GREGORY MACCIA                       Vice President, Secretary                       April 16, 2002
-----------------------                   and Director
Gregory Maccia

                                         Director                                        April 16, 2002

Fred Mancinelli

                                         Director                                        April 16, 2002
Carl Gedeon

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Modern Medical Modalities Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Modern Medical Modalities Corporation Subsidiaries (a New Jersey corporation) and Subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2001, and the results of operations and their cash flows for each of the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

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

/s/ LIEBMAN GOLDBERG & DROGIN, LLP

Garden City, New York
March 22, 2002

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001

                                     ASSETS

Current assets:

        Cash and cash equivalents                                                             $         9,175
        Accounts receivable (less contractual allowances of $2,305,564)                             2,138,053
        Account receivable - other                                                                     29,471
        Notes receivable from affiliate - current portion (less estimated
            reserve for collectibility of $267,000)                                                   115,320
        Other current assets                                                                           25,172
                                                                                              ---------------

                                   Total current assets                                             2,317,191
                                                                                              ---------------

Property and equipment, net of accumulated depreciation of $6,252,944                               2,458,139
                                                                                              ---------------

Other assets:
        Deferred tax asset                                                                            484,718
        Notes receivable from affiliate, net of current portion                                       338,821
        Investment in joint ventures                                                                   34,377
        Deposits                                                                                       17,100
                                                                                              ---------------

                                    Total other assets                                                875,016
                                                                                              ---------------

                                    Total assets                                              $     5,650,346
                                                                                              ===============






                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2001

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
        Line of credit                                                                        $       296,895
        Cash overdraft                                                                                 64,138
        Accounts payable                                                                              730,710
        Accrued expenses                                                                              316,453
        Loan payable - joint venturer, current portion                                                 58,709
        Convertible debt, current portion                                                             180,000
        Current portion long term debt                                                              1,169,087
        Due to affiliate                                                                              219,223
        Provision for site closings and other assets                                                  468,000
                                                                                              ---------------

                                Total current liabilities                                           3,503,215
                                                                                              ---------------

Other liabilities:
        Long term debt, net of current portion                                                      1,585,704
        Loan payable - joint venturer, net of current portion                                         150,196
        Convertible debt, net of current portion                                                      110,000
        Loans payable shareholders                                                                    335,391
                                                                                              ---------------

                                Total other liabilities                                             2,181,291
                                                                                              ---------------

                                Total liabilities                                                   5,684,506
                                                                                              ---------------

Minority interest                                                                                     (17,160)
                                                                                              ---------------

Commitments and contingencies

Stockholders' deficit:
        Common stock, $0.0002 par value, Authorized - 15,000,000 shares
             Issued and outstanding - 2,506,471 shares                                                    502
        Additional paid-in capital                                                                  4,460,223
        Accumulated (deficit)                                                                      (4,477,725)
                                                                                              ---------------

                                Total stockholders' deficit                                           (17,000)
                                                                                              ---------------

                                Total liabilities and stockholders' deficit                   $     5,650,346
                                                                                              ===============



                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           For the Years Ended December 31,
                                                                                         -----------------------------------
                                                                                              2001                2000
                                                                                         ---------------     ---------------
Operating income:
     Net revenues from services                                                          $     3,855,506     $     3,580,679
     Cost of services provided                                                                 2,430,910           2,537,476
                                                                                         ---------------     ---------------

Total operating income                                                                         1,424,596           1,043,203
                                                                                         ---------------     ---------------

Operating Expenses:
     Selling, general and administrative                                                         845,892             810,906
     Bad debts                                                                                    80,147             126,702
     Depreciation and amortization                                                               732,154           1,205,295
                                                                                         ---------------     ---------------

Total operating expenses                                                                       1,658,193           2,142,903
                                                                                         ---------------     ---------------

(Loss) from operations                                                                          (233,597)         (1,099,700)
                                                                                         ---------------     ---------------

Other income (expenses):
     Interest income                                                                              57,016              66,941
     Interest expense                                                                           (453,868)           (634,467)
     Rental and service income                                                                   154,785              92,991
     Income from joint ventures                                                                  132,223              72,588
     Gain on disposal of equipment                                                                  --               187,928
     (Loss) on sale/disposal of subsidiaries                                                        --              (160,208)
     Net gain on restructuring of debt                                                              --                  --
                                                                                         ---------------     ---------------

Total other income(expense)                                                                     (109,844)           (374,227)
                                                                                         ---------------     ---------------

(Loss) before income taxes and minority interest                                                (343,441)         (1,473,927)

Provision/(benefit) for income taxes                                                                --                  --
                                                                                         ---------------     ---------------

(Loss) before minority interest                                                                 (343,441)         (1,473,927)

Minority interests                                                                                (2,589)            226,125
                                                                                         ---------------     ---------------

Net (loss)                                                                               $      (346,030)    $    (1,247,802)
                                                                                         ===============     ===============

(Loss) per share, basic and diluted                                                      $         (0.14)    $         (0.50)
                                                                                         ===============     ===============

Number of weighted average shares outstanding                                                  2,506,471           2,506,471
                                                                                         ===============     ===============



                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                            Additional           Retained
                                     Number of            Common             Paid-In             Earnings
                                      Shares               Stock             Capital             (Deficit)             Total
                                  ---------------     ---------------     ---------------     ---------------     ---------------

Balance at December 31, 1999            2,506,471                 502     $     4,460,223    ($     2,883,893)    $     1,576,832

Net loss for the year ended
     December 31, 2000                       --                  --                  --            (1,247,802)         (1,247,802)
                                  ---------------     ---------------     ---------------     ---------------     ---------------

Balance at December 31, 2000            2,506,471                 502           4,460,223          (4,131,695)            329,030

Net loss for the year ended
     December 31, 2001                       --                  --                  --              (346,030)           (346,030)
                                  ---------------     ---------------     ---------------     ---------------     ---------------

Balance at December 31, 2001            2,506,471                 502     $     4,460,223    ($     4,477,725)   ($        17,000)
                                  ===============     ===============     ===============     ===============     ===============





                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the years Ended December 31,
                                                                                         -----------------------------------
                                                                                              2001                 2000
                                                                                         ---------------     ---------------
Cash flows from operating activities
        Net (loss)                                                                       $      (346,030)    $    (1,247,802)
                                                                                         ---------------     ---------------
        Adjustments to reconcile net loss to net cash provided (used) by operating activities:
               Depreciation and amortization                                                     732,154           1,205,295
               Contractual allowances                                                           (502,248)            298,267
               Bad debts                                                                          80,147             126,702
               Income from an unconsolidated joint venture                                      (132,223)            (72,588)
               Minority interest                                                                   2,589            (226,125)
               Gain on sale/disposal of equipment                                                   --              (187,928)
               Loss on sale/disposal of subsidiaries                                                --               160,208
Increase(decrease) in cash attributable to changes in operating assets and liabilities:
               Accounts receivable                                                               282,344              18,261
               Accounts receivable - joint venturer                                              124,814            (118,952)
               Affiliate receivables                                                             202,012            (185,938)
               Other current assets                                                                4,656              96,656
               Deposits and other assets                                                            (300)             (8,849)
               Accounts payable                                                                 (318,271)           (278,886)
               Accrued expenses                                                                 (105,781)            131,579
               Affiliate payables                                                                157,705             (48,679)
                                                                                         ---------------     ---------------
        Total adjustments                                                                        527,598             909,023
                                                                                         ---------------     ---------------
Net cash provided (used) by operating activities                                                 181,568            (338,779)
                                                                                         ---------------     ---------------
Cash flows from investing activities:
               Net increase in provision for site closings and other assets                      468,000                --
               Fixed asset acquisitions                                                         (439,732)               --
               Fixed asset dispositions                                                           71,877             787,554
               Proceeds from note receivable                                                        --               133,628
               Investment in joint venture                                                       125,000                --
               Increase in minority interest                                                     (11,195)            (48,710)
                                                                                         ---------------     ---------------
Net cash provided by investing activities                                                        213,950             872,472
                                                                                         ---------------     ---------------
Cash flows from financing activities:
               Increase in notes receivable - affiliates                                        (259,906)               --
               Proceeds from loan payable joint venturer                                         208,905                --
               Proceeds form shareholder loans                                                   140,903             194,487
               Line of credit (payments)                                                            (105)           (302,750)
               Net reduction long term debt                                                     (547,169)         (1,018,539)
                                                                                         ---------------     ---------------
Net cash (used) by financing activities                                                         (457,372)         (1,126,802)
                                                                                         ---------------     ---------------
Net decrease in cash and cash equivalents                                                        (61,854)           (593,109)
Cash and equivalents, beginning of year                                                            6,891             600,000
                                                                                         ---------------     ---------------
Cash and equivalents, end of year                                                        $       (54,963)    $         6,891
                                                                                         ===============     ===============

Supplemental cash flow information
        Interest paid                                                                    $       378,824     $       552,063
                                                                                         ===============     ===============
        Income taxes paid                                                                $          --       $          --
                                                                                         ===============     ===============



                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

Basis of Presentation:

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing and Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., South Jersey Medical Equipment Leasing Corp., Amherst Medical Equipment Leasing Corp., MRI Imaging Center at PBI Corporation, Metairie Medical Equipment Leasing Corp., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corp., and its 84% owned joint venture, Plainfield MRI Associates, by contract manages the joint venture, is the managing joint venturer and has unilateral control. Investment in an unconsolidated joint venture, Union Imaging Associates, Joint Venture in which the Company has a 10% interest and significant influence, is accounted for under the equity method. All significant inter-company transactions and accounts have been eliminated in consolidation.

Operating Revenue:

At each of the Company's diagnostic imaging centers, all medical services are performed exclusively by physician groups (the "Physician Group" or the "Interpreting Physician(s)"), generally consisting of radiologists with whom the Company has entered into a facility service or independent contractor agreements. Pursuant to such agreements, the Company agrees to provide equipment, premises, comprehensive management and administration, typically including billing and collection of receivables and technical imaging services, to the interpreting Physician(s).

Net revenues from services are reported, when earned, at their net realizable amounts from third party payers, patients, and others for services rendered at contractually established billing rates, which generally are at a discount from gross billing rates. Known and estimated differences between contractually established billing rates and gross billing rates ("contractual allowances") are recognized in the determination of net revenues from services at the time services are rendered. Subject to the foregoing and various state and Federal regulations, imaging centers operated or managed by the Company recognize revenue under one of the following two types of agreements with Interpreting
Physicians:

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



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

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in those financial statements. Actual results could differ from those estimates.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

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

Income Taxes:

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires an asset and liability approach for financial reporting for income taxes. Under SFAS 109, deferred taxes are provided for temporary differences between the carrying values of the assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse.

Net Income (Loss) Per Share:

Net income (loss) per common share amounts ("basic EPS") are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding, excluding any potential dilution. Net income (loss) per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options and warrants. The effect of dilutive securities is not presented for 2001, as the Company incurred a loss in 2001 and the inclusion of the effect of dilutive securities would be anti-dilutive.

Stock-based Compensation:

SFAS No. 123 "Accounting for Stock Based Compensation", effective January 1, 1996, requires the Company to either record compensation expense or to provide additional disclosures with respect to stock awards and stock option grants made after December 31, 1994. The accompanying Notes to Consolidated Financial Statements include the disclosures required by SFAS No. 123. No compensation expense is recognized pursuant to the Company's stock option plan under SFAS No. 123, which is consistent with prior treatment under APB No. 25.

Advertising and Promotion Costs:

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the two years ended December 31, 2001 and 2000, such costs aggregated $532,205 and $137,677, respectively.

Retirement Plan:

The Company maintains a qualified 401-(k) wage deferral plan. Employees may defer a portion of their salary. The Company does not contribute to the plan.

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

Recently Issued Accounting Pronouncements:

Goodwill and Other Intangible Assets:

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets". SAFS No. 141 requires all business combinations initiated after June 30, 2001, to be

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

accounting for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

The company has adopted this standard effective October 1, 2001 and, accordingly, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives will no longer be amortized. Additionally, in accordance with SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment. The impact of adoption of SFAS No. 142 will not be material.

Long-Lived Assets

In august 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The statement supersedes SFAS No. 121 and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Statement retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of impairment, but accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 144, which the Company expects will not be material.

NOTE 2 - GOING CONCERN UNCERTAINTY.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $1,186,024 as of December 31, 2001, and has continuously sustained significant losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has continued its implementation of a restructuring plan for its subsidiaries and believes this plan will make the Company profitable in future periods. The plan included increasing marketing personnel to increase patient service revenue, as well as a reduction of administrative personnel. Duties of those employees whose jobs were eliminated were reassigned to existing employees. Management believes that the steps it is taking will allow the Company to continue in existence.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS. (Continued)

On December 27, 1996, the Company entered into a stock purchase agreement with a related party to sell 65% of the capital stock of its' subsidiary, Empire State Imaging Associates, Inc. ("Empire") for $250,000, payable as follows: $25,000 at the closing and nine equal monthly installments of 425,000 plus interest at prime plus one percent.. The Company recorded an increase of $165,631 to stockholders' equity, which represents the excess of the sale price over the net assets of Empire. On June 30, 1998, the Company and its affiliate sold all the outstanding stock of Empire to MID Rockland Imaging Partners, Inc., an unrelated party, for the principal sum of $2,500,000. The Company recorded a loss on this transaction in the amount of $742,619.

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

As a result of this acquisition, the Company recorded the difference between the acquisition price of one dollar and the allocated percentage of the cumulative deficit as goodwill and the cumulative allocated losses in excess of basis of the limited partners of Sylvania as an intangible asset as of July 1, 1996, the date of acquisition. The Company records its allocated portion of profits and losses based upon its 50.2% ownership percentage. The Company also entered into an agreement with DVI, which provides for $135,000 of working capital advances, which are only to be used for operating Sylvania. If the Company determines that operating Sylvania is not profitable, DVI will purchase either Sylvania or OME for one dollar. In August 1996, Sylvania entered into an agreement with DVI to refinance equipment and related leasehold improvements in the aggregate amount of $2,127,366. The amount was payable in 64 monthly installments commencing in March 1997 of $20,000 for the first four months and $44,968 over the remaining 60 months. DVI, an equipment finance company who is the lessor of Sylvania medical equipment, indemnifies the Company for all prior liabilities and obligations of the limited partnership. On June 30, 1998, the Company exercised its option and sold Sylvania back to DVI for one dollar. As a result of this disposition, the Company recorded a loss in the amount of $168,064.

In July 1996, the Company, through its wholly owned subsidiary West Paterson Medical Equipment Leasing Corp. ("WPMEL"), entered into a lease and management services agreement with Advanced Imaging & Radiology Associates, P.A. ("M.D."). The agreement provides that WPMEL will lease office space, fixtures and equipment and will provide management services to M.D. over an initial term of five years with a five-year renewal option. The site located in West Paterson, New Jersey, is a medical practice specializing in diagnostic imaging. On March 13, 2000, the Company entered into an agreement with Advanced Imaging and Radiology Associates, P.A. to sell the operating assets and related liabilities of its wholly owned subsidiary, West Paterson Equipment Leasing Corporation. All accounts payable and accounts receivable incurred prior to March 13, 2000 shall remain with the Company.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 4 - PROPERTY AND EQUIPMENT.

Property and equipment are summarized by major classification as follows:

                                                     Useful         December 31,
                                                     Lives              2001
                                                     ------          -----------
         Medical Equipment                          5-10 yrs         $ 8,625,532
         Building                                    15 yrs              310,860
         Furniture and Fixtures                     3-5 yrs               44,749
         Automobiles                                  5 yrs               28,157
         Leasehold improvements                     5-10 yrs             264,785
                                                                     -----------

                                                                       8,711,083
         Less: Accumulated Depreciation
             and Amortization                                          6,252,944
                                                                     -----------
                                                                     $ 2,458,139
                                                                     ===========

         Depreciation expense for the year ended December 31, 2001   $   607,154
                                                                     ===========

NOTE 5 - INVESTMENT IN JOINT VENTURE.

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

                                       Total             Long-term            Total                Total
                                       Assets               Debt            Liabilities           Capital
                                  ---------------     ---------------     ---------------     ---------------

         December 31, 2001        $     3,745,422     $     1,083,658     $     1,618,101     $     2,127,321
         December 31, 2000              4,578,384           1,394,010           2,182,096           2,396,287

                                                                               10%
                                      Gross                                 Allocation
                                     Revenues            Net Income         of Income
                                  ---------------     ---------------     ---------------

         December 31, 2001        $     4,140,922     $       596,296     $       59,630
         December 31, 2000              4,490,724             725,880             72,588

In accordance with the Company's agreement with Union Imaging Associates, the Company has received management fees and partner cash distributions as follows:

                                                       Years Ended
                                                12/31/01            12/31/00
                                            ---------------     ---------------

                                                      (in thousands)
         Revenue Received:
           Management fees                  $         483.2     $         502.3
           Partner cash distributions                  86.6                83.2
                                            ---------------     ---------------

                 Total receipts             $         569.8     $         585.5
                                            ===============     ===============

Income generated from other joint ventures that the Company owns an interest in aggregate $2,400 and $9,000 for the years ended December 31, 2001 and 2000, respectively.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 6 - LINE OF CREDIT.

In March 2000, the Company opened a commercial line of credit in the amount of $300,000 with Bridge View Bank in Englewood, New Jersey. Under the terms of the agreement, certain Directors of the Company are guarantors of the loan. This loan was for one year in duration and carries an interest rate of Prime plus one (1%) percent. On March 21, 2001, this agreement was renewed for one year under the same terms.

NOTE 7 - CONVERTIBLE DEBT

In October 1999, the Company issued an aggregate of $500,000 principal amount of it's 10% convertible notes to two investors which are due on October 18, 2000. The note is convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. The Company has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. As of October 27, 2000, the notes were not converted to the Company's common stock and the Company negotiated the conversion of this note to a long-term note. On November 17, 2000, the Company agreed to repay the loan at $15,000 per month.

NOTE 8 - EMPLOYEE STOCK OPTIONS.

Stock options granted to date under the Company's 1999 Stock Option Plan expire ten years after date of grant and are immediately exercisable.

A summary of options granted and related information for the years ended December 31, 2001 and 2000 is as follows:

                                                                Weighted Average
                                                Options          Exercise Price
                                            ---------------     ---------------

         Outstanding, December 31, 1999             300,000     $         2.125

         Granted                                       --                  --

         Exercised                                     --                  --

         Canceled                                      --                  --
                                            ---------------     ---------------

         Outstanding, December 31, 1999             300,000     $         2.125

         Granted                                       --                  --

         Exercised                                     --                  --

         Canceled                                      --                  --
                                            ---------------     ---------------

         Outstanding, December 31, 2000             300,000     $         2.125
                                            ===============     ===============

The weighted-average remaining contractual life of these options is approximately 6.5 years. Five individuals hold the outstanding options at December 31, 2001.

The Company applies APB 25 and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized for its Option Plan. Had compensation cost for the Option Plan been determined using the fair value based method, as defined in SFAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                  2001               2000
                                             ---------------    ---------------

         Net loss:
           As reported                      ($       346,030)  ($     1,247,802)
           Pro forma                        ($       346,030)  ($     1,293,102)
                                             ---------------
         Basic and diluted loss per share:
           As reported                      ($          0.14)  ($          0.50)
           Pro forma                        ($          0.14)  ($          0.52)
                                             ---------------

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 8 - EMPLOYEE STOCK OPTIONS. (Continued)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001 and 2000: expected volatility of 50%; risk free interest rate of 6.0%; and expected lives of 6.5 and 7.5 years, respectively.

Since there was a substantial market decrease in the Company's common stock price, the option was deemed to be worthless, accordingly there is no Proforma compensation cost in 2001.

NOTE 9 - LONG-TERM DEBT.

Long-term debt consists of the following:
                                                               December 31, 2001
                                                               ----------------
         Capitalized lease obligations      (a)                 $     2,633,336
         Accounts receivable financing      (b)                         330,360
                                                                ---------------

         Total long-term debt                                         2,963,696

         Current portion                                              1,227,796
                                                                ---------------

         Long-term debt, net of current portion                 $     1,735,900
                                                                ===============

(a) Capitalized Lease Obligations:

The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. Accumulated depreciation of assets under capital lease at December 31, 2001 aggregated $5,976,012. The interest rates on these capital leases vary between 9.439% and 17.19% per annum.

(b) Accounts Receivable Financing:

The Company entered into an agreement with DVI Business Credit to finance up to $1,500,000 of the accounts receivable balances from two of the Company's subsidiaries and one of its joint ventures. The agreements extend for consecutive one-year terms. The agreement is non-cancelable, except in the event of default by the Company. At December 31, 2001, the amount financed under these agreements totaled $330,360.

         The future principal payments for long-term debt are as follows:


                                                               December 31, 2001
                                                               ----------------
                       2002                                           1,169,087
                       2003                                             778,251
                       2004                                             669,267
                       2005                                             347,091
                                                                ---------------

                                                                $     2,963,696
                                                                ===============


NOTE 10 - RESTRUCTURING OF LONG-TERM DEBT

On July 16, 1997, Metairie Medical Equipment Leasing Corporation entered into a 63 month lease which provided for the purchase of a Picker Outlook Whole Body MRI Imaging System, the first payment of $21,892.02 was due in the forth month of the lease. In May of 2000, Metairie Medical Equipment Leasing Corporation refinanced the outstanding balance of the lease for 48 months at $21,538.39 per month.

Effective June 30, 2001, Modern Medical refinanced all of its debt with DVI Financial Services Inc. The refinancing resulted in a monthly reduction of its debt service of approximately $20,000 per month. The refinanced debt is due in 48 equal installments of $47,200.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 11 - STOCKHOLDERS' EQUITY

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

In July 1999, the Board of Directors of the Company passed a resolution authorizing the management of the Company to initiate steps for a private placement of the Company's securities in order to raise capital. Management was granted authority to prepare a Private Placement Memorandum pursuant to Regulation D Rules governing the Limited Offer and Sale of Securities Without Registration Under the Securities Act of 1933 (as amended) and to register the securities in any state jurisdiction that management felt was required and appropriate. On July 20, 1999, the Company closed $283,000 ($204,910 after expenses) of its private placement for an aggregate of 148,702 shares of its common stock. Taking the average closing bid price for the five trading days prior to July 20, 1999 and deducting 30% from such average determined the number of shares of common stock. Additionally, 25,000 shares were issued to the placement agent in connection with the private placement.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 12 - INCOME TAXES

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

The Company has recorded an income tax provision (credit) at December 31, 2001 and 2000 of $ -, and $ -, respectively. The Company has a net operating loss carry-forward for federal income tax purposes of approximately $7,200,000, and a capital loss carry forward approximating $1,068,000 at December 31, 2001 available to offset income taxes through 2016-2021, and 2003 (capital loss), respectively.

The provision (credit) for income taxes is comprised of the following:

                                                       December 31,
                                            -----------------------------------
                                                 2001                2000
                                            ---------------     ---------------
         Current:
             Federal                        $          --       $          --
             State and local                           --                  --
         Deferred:
             Federal                                   --                  --
             State and local                           --                  --
                                            ---------------     ---------------

         Net income (loss)                  $          --       $          --
                                            ===============     ===============

The following is a reconciliation for the U.S. federal statutory tax rate and the apparent tax rate:

                                                 2001                2000
                                            ---------------     ---------------

         U.S. Federal statutory rate                   --                  --
         State taxes                                   --                  --
                                            ---------------     ---------------

         Effective tax rate                            --                  --
                                            ===============     ===============

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities are as follows:

     Deferred Tax
     ------------
                                                 Asset            Liabilities
                                            ---------------     ---------------

         Net revenues                       $          --       $       118,176
                                            ---------------     ---------------
         Other receivables                          153,361                --
                                            ---------------     ---------------
         Operating expenses                          15,044                --
                                            ---------------     ---------------
         Depreciation                                  --               203,450
                                            ---------------     ---------------
         Net operating loss carry forward         3,093,348                --
                                            ---------------     ---------------

         Subtotal                                 3,261,753             321,626
                                            ---------------     ---------------

         Net deferred tax asset                   2,940,127
                                            ---------------
         Valuation allowance - 100%              (2,940,127)

         Deferred taxes - subtotal                     --

         Capital loss carry forward                 484,718
                                            ---------------

         Total deferred tax asset           $       484,718
                                            ---------------

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 13 - RELATED PARTY TRANSACTIONS.

On March 3, 2000, the Company received a commercial line of credit in the amount of $300,000 from Bridge View Bank in Englewood, New Jersey. Pursuant to the terms of the line of credit, Roger Findlay, Gregory Maccia and Jan Goldberg, each of who are executive officers and directors of Modern Medical are guarantors on the loan. The loan is for a one-year period and the interest rate on the loan is based on Bridge View's Base/Prime commercial lending rate plus one (1) percent floating for the term of the loan. On March 21, 2001, the line of credit was extended one year to March 21, 2002 and is currently being extended for an additional six months.


NOTE 14 - COMMITMENTS AND CONTINGENCIES.

(a) Employment Agreements:

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

(b) Properties:

The Company leases 1,765 square feet located at 1719 Route 10 East, Suite 117, Parsippany, New Jersey, which is comprised of the Company's executive offices. The Company is party to a lease covering the facility that expires on February 28, 2004, and provides for monthly rental payments of $2,722. The Company believes that its facilities are adequate for its current and future operations. The Company' directly or through its consolidated subsidiaries is also party to five additional site leases with a combined monthly rental $23,650, these leases expire at various times through December of the year 2006 and are renewable for five year terms at the Company's option.

NOTE 15 - LITIGATION.

In 1999, KFC Ventures, LLC ("KFC") named the Company, its wholly owned subsidiary Metairie Medical Equipment Leasing Corp., and four principals of the Company and/or Metairie Medical Equipment Leasing Corp in a suit alleging KFC was fraudulently induced to invest in Open MRI and Imaging Center of Metairie, LLC. KFC alleges claims for fraud, federal and state securities fraud, unfair trade practices, detrimental reliance, intentional breach of contract, breach of the covenant of good faith and fair dealing, and breach of fiduciary duty. The parties have reached a settlement whereby the Company will repay the loan portion of the original investment to KFC. In anticipation of finalizing the tentative settlement the Company has accrued an amount equivalent to the tentative settlement in the financial statements of Open MRI & Imaging Center of Metairie, LLC.

In 1999, Stephen Findlay, former president of Prime Contracting Corp., named the Company in a suit making various assertions regarding the sale of Prime Contracting. This action is in the early stages and, therefore, no determination as to the possible outcome can be made. This case is being settled in conjunction with the Prime Contracting Corp., Case 00-3602, discussed below.

In a related matter, Stephen Findlay named the Company as a defendant in arbitration. The arbitrator ruled that the Company should not have been named and awarded legal fees to be paid by Stephen Findlay. The Company has filed an action in the U.S. District Court for the District of New Jersey to enforce the arbitration award. During the first quarter of 2001, a court order was entered instructing Stephen Findlay to pay legal fees in the amount of $18,627.00 plus lawful interest from the date of the filing of the complaint. This case is being settled in conjunction with the Prime Contracting Corp., Case 00-3602, discussed below.

The Company and certain of its officers and directors (Messrs. Findlay, Maccia, Goldberg and Gedeon) are named as defendants in an adversary proceeding brought by the unsecured creditors committee in the bankruptcy proceeding involving Prime Contracting Corp., Case No. 00-34073 (DS), US Bankruptcy Court (NJ), the Official Committee of Unsecured Creditors

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



on Behalf of the Bankruptcy Estate of Prime Contracting Corp. v. Hamilton McGregor, et al, Adversary Proceeding No. 00-3602. The Company is named in five counts of the twenty count Complaint alleging (i) a conspiracy to defraud plaintiffs and other creditors of Prime pursuant to the RICO Act of 1970, (ii) breach of fiduciary duty and duty of loyalty, theft of corporate business opportunity and corporate assets, and (iii) conversion. The complaint also seeks to extend the bankruptcy proceeding to the company and other corporate defendants named in the Complaint. The Company is a participant along with a number of affiliated entities, and past and present officers and directors, in a combined settlement of this litigation and the related litigation's above. The settlement provides for a cash payment to the reorganized debtor upon Bankruptcy Court approval of the settlement scheduled for March 26, 2002, along with a note to be executed which for quarterly payments over two years with interest at 6%. The Company is jointly and severally liable for both the cash payment and the note along with a number of the other defendants in the case. Under this settlement the Company is required to make eight quarterly payments of $12,500 each plus 6% interest commencing July 2002. The full amount of the Company's portion of the settlement has been accrued in the 2001 financial statements.

In December 1999, the Company was named as a defendant in a lawsuit filed by Stacey Travaglione, a former employee, in Federal District Court in the Southern District of New York. The suit alleges violations of the Americans with Disabilities Act and the New York State Human Rights Law. After some discovery the parties agreed to the terms of an out of court settlement where Modern Medical will pay the plaintiff a total of $40,000 in ten equal installments over a ten-month period. Because the plaintiff filed bankruptcy, the bankruptcy trustee must be a signatory on the agreement. The final payment on the settlement was made January 1, 2002.

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