Form 10QSB
period 2002-03-31
MODERN MEDICAL MODALITIES CORP
filed 2002-05-22
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGES ACT

             For the transition period from _________ to __________

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [  ]

         The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on May 15, 2002 was 2,506,471 shares.

         Transitional Small Business Disclosure Format (check one):
Yes                  No       X
    --------------      ------------

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                 MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                     Page Number
Item 1.   Financial Statements.............................................4-10
Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operation..........................11-15

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................16
Item 5.   Other Information..................................................16
Item 6.   Exhibits and Reports on Form 8-K...................................17
          Signature Page.....................................................17

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                 MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
            Consolidated Balance Sheets as of March 31, 2002 and
                 December 31, 2001...........................................4-5
            Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001..................................6
            Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001................................7
            Notes to the Consolidated Financial Statements..................8-10

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)

                                      ASSETS

Current assets:

        Cash and cash equivalents                                                       $     1,518
        Accounts receivable (less contractual allowances of
            $3,101,841)                                                                   2,123,791
        Account receivable - other                                                           23,437
        Notes receivable from affiliate - current portion (less estimated
            reserve for collectibility of $269,600)                                         107,528
        Other current assets                                                                 45,301
                                                                                       -------------

                                   Total current assets                                   2,301,575
                                                                                       -------------

Property and equipment, net of accumulated depreciation of $6,447,653                     2,274,034
                                                                                       -------------

Other assets:
        Deferred tax asset                                                                  484,718
        Notes receivable from affiliate, net of current portion                             303,206
        Investment in joint ventures                                                         34,377
        Deposits                                                                             26,600
                                                                                       -------------

                                    Total other assets                                      848,901
                                                                                       -------------

                                                                                        $ 5,424,510
                                                                                       =============

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Line of credit                                                                   $   366,086
        Cash overdraft                                                                        60,888
        Accounts payable                                                                     823,750
        Accrued expenses                                                                     211,412
        Loan payable - joint venturer, current portion                                        59,200
        Convertible debt, current portion                                                    180,000
        Current portion long term debt                                                     1,255,713
        Due to affiliate                                                                     237,352
        Provision for site closings and other assets                                         387,860
                                                                                        -------------

                                Total current liabilities                                  3,582,261
                                                                                        -------------

Other liabilities:
        Long term debt, net of current portion                                             1,443,943
        Loan payable - joint venturer, net of current portion                                145,059
        Convertible debt, net of current portion                                              65,000
        Loans payable shareholders                                                           503,962
                                                                                        -------------

                                Total other liabilities                                    2,157,964
                                                                                        -------------

                                    Total liabilities                                      5,740,225
                                                                                        -------------

Minority interest                                                                            (18,161)
                                                                                        -------------

Commitments and contingencies

Stockholders' deficit:
        Common stock, $0.0002 par value, Authorized - 15,000,000 shares
             Issued and outstanding - 2,506,471 shares                                           502
        Additional paid-in capital                                                         4,460,223
        Accumulated (deficit)                                                             (4,758,279)
                                                                                        -------------

                                Total stockholders' deficit                                 (297,554)
                                                                                        -------------

                                                                                         $ 5,424,510
                                                                                        =============

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        For the Three Months Ended
                                                                 ------------------------------------------
                                                                   March 31, 2002        March 31, 2001
                                                                 -------------------   --------------------
Operating income:
     Net revenues from services                                          $  897,052            $ 1,007,545
     Cost of services provided                                              634,412                676,573
                                                                 -------------------   --------------------

Total operating income                                                      262,640                330,972
                                                                 -------------------   --------------------

Operating Expenses:
     Selling, general and administrative                                    308,729                252,617
     Depreciation and amortization                                          194,710                255,719
                                                                 -------------------   --------------------

Total operating expenses                                                    503,439                508,336
                                                                 -------------------   --------------------

(Loss) from operations                                                     (240,799)              (177,364)
                                                                 -------------------   --------------------

Other income (expenses):
     Interest income                                                         12,241                 15,258
     Interest expense                                                      (100,805)              (118,427)
     Miscellaneous income                                                    28,509                 79,133
     Income from joint ventures                                              19,299                  6,014
                                                                 -------------------   --------------------

Total other income(expense)                                                 (40,756)               (18,022)
                                                                 -------------------   --------------------

(Loss) before income taxes and minority interest                           (281,555)              (195,386)

Provision/(benefit) for income taxes                                              -                      -
                                                                 -------------------   --------------------

(Loss) before minority interest                                            (281,555)              (195,386)

Minority interests                                                            1,001                 (2,614)
                                                                 -------------------   --------------------

Net (loss)                                                               $ (280,554)           $  (198,000)
                                                                 ===================   ====================

(Loss) per share, basic and diluted                                      $    (0.11)           $     (0.08)
                                                                 ===================   ====================

Number of weighted average shares outstanding                             2,506,471              2,506,471
                                                                 ===================   ====================

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           For the three Months Ended
                                                                                   -------------------------------------------
                                                                                     March 31, 2002         March 31, 2001
                                                                                   -------------------    --------------------
Cash flows from operating activities
        Net (loss)                                                                         $ (280,554)             $ (198,000)
                                                                                   -------------------    --------------------
        Adjustments to reconcile net loss to net cash provided (used) by operating activities:
               Depreciation and amortization                                                  194,710                 255,719
               Contractual allowances                                                         796,277                (283,838)
               Bad debts                                                                            -                  (2,614)
               Income from an unconsolidated joint venture                                    (19,299)                      -
               Minority interest                                                               (1,001)                      -
Increase(decrease) in cash attributable to changes in operating assets and liabilities:
               Accounts receivable                                                           (782,015)                287,010
               Accounts receivable - joint venturer                                             6,034                 109,816
               Affiliate receivables                                                            7,792                  60,280
               Other current assets                                                           (20,129)                      -
               Deposits and other assets                                                       (9,500)                      -
               Accounts payable                                                                93,040                 (80,980)
               Accrued expenses                                                              (105,041)                 72,006
               Affiliate payables                                                              22,232                  13,048
                                                                                   -------------------    --------------------
        Total adjustments                                                                     183,100                 430,447
                                                                                   -------------------    --------------------
Net cash provided (used) by operating activities                                              (97,454)                232,447
                                                                                   -------------------    --------------------
Cash flows from investing activities:
               Net decrease in provision for site closings and other assets                   (80,140)                      -
               Fixed asset acquisitions                                                        10,605                       -
               Proceeds from loan receivable - affiliate                                            -                  70,725
               Increase in minority interest                                                    1,001                       -
                                                                                   -------------------    --------------------
Net cash provided by investing activities                                                     (68,534)                 70,725
                                                                                   -------------------    --------------------
Cash flows from financing activities:
               Decrease in notes receivable - affiliates                                      (35,615)                      -
               Decrease in loan payable joint venturer                                         (4,646)                      -
               Proceeds form shareholder loans                                                168,571                  69,904
               Line of credit (payments)/advances                                              69,191                       -
               Net reduction long term debt                                                  (100,135)               (364,701)
                                                                                   -------------------    --------------------
Net cash (used) by financing activities                                                        97,366                (294,797)
                                                                                   -------------------    --------------------
Net decrease in cash and cash equivalents                                                     (68,622)                  2,361
Cash and equivalents, beginning of year                                                         9,252                   6,891
                                                                                   -------------------    --------------------
Cash and equivalents, end of year                                                          $  (59,370)             $    9,252
                                                                                   ===================    ====================

Supplemental cash flow information
        Interest paid                                                                      $   90,560              $  180,134
                                                                                   ===================    ====================
        Income taxes paid                                                                  $        -              $        -
                                                                                   ===================    ====================

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                 MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

                  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

                  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

                  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                                   March 31,       December 31,
                                                     2002              2001
                                                  -----------       -----------
                                                  (Unaudited)
         Medical Equipment                        $ 8,062,532       $ 8,062,532
         Building                                     310,860           310,860
         Furniture and Fixtures                        45,402            44,749
         Automobiles                                   28,157            28,157
         Leasehold improvements                       274,735           264,785
                                                  -----------       -----------
                                                    8,731,477         8,711,083
         Less:  Accumulated Depreciation
                   and Amortization                 6,447,653         6,252,944
                                                  -----------       -----------

                                                  $ 2,678,398       $ 2,458,139
                                                  ===========       ===========

NOTE 3 - LINE OF CREDIT:

                  In March 2000, the Company opened a commercial line of credit in the amount of $300,000 with Bridge View Bank in Englewood, New Jersey. Under the terms of the agreement, certain Directors of the Company are guarantors of the loan. This loan was for one year in duration and carried an interest rate of Prime plus one (1%) percent. On March 21, 2001, this agreement was renewed for one year under the same terms. In April of 2002 the loan was extended for an additional six months. On May 14, 2002, a new group of investors has agreed to arrange payment of this loan with Bridge View Bank. See subsequent event footnote 6, below.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                 MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE DEBT:

                  In October 1999, the Company issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors, which were due on October 18, 2000. The note is convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $0.375. The Company has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. On November 17, 2000, the Company and the two investors4 agreed to repay the loan at $15,000 per month. On May 14, 2002, a new group of investors has agreed to arrange payment of this debt, see footnote 6, below.

NOTE 5 - LITIGATION:

         In 1999, KFC Ventures, LLC ("KFC") named the Company, its wholly owned subsidiary Metairie Medical Equipment Leasing Corp., and four principals of the Company and/or Metairie Medical Equipment Leasing Corp in a suit alleging KFC was fraudulently induced to invest in Open MRI and Imaging Center of Metairie, LLC. KFC alleges claims for fraud, federal and state securities fraud, unfair trade practices, detrimental reliance, intentional breach of contract, breach of the covenant of good faith and fair dealing, and breach of fiduciary duty. The parties have reached a settlement whereby the Company will repay the loan portion of the original investment to KFC. In anticipation of finalizing the settlement the Company has transferred the required funds to its attorneys escrow account to be paid upon finalizing the related paperwork.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                 MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LITIGATION (continued):

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                 MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SUBSEQUENT EVENTS:

         At the May 3, 2002 Board of Directors meeting a proposal from a group of investors headed by Barry Hayut (the "Hayut Group") was unanimously accepted. Under the terms of the agreement the Hayut Group proposed to settle the convertible debenture from two investors that received notes from the Company in the aggregate amount of $500,000 at ten percent interest. The Company has been paying down this note at $15,000 per month since November 2000. The Hayut Group will also arrange to pay off the credit line with DVI Business Credit Corporation, which is approximately $300,000 and is paid down at approximately $20,000 per month which represents principle, interest and fees. On May 14, 2002 the Hayut Group also agreed to pay off DVI Business Credit Corporation as follows: $60,000 on May 15, 2002, June 15, 2002 and July 15, 2002.
         The remaining balance will be paid off on August 15, 2002. The May 15, 2002 payment has been paid. The Hayut Group will also arrange to pay off the Company's revolving line of credit of $300,000 with Bridge View Bank

         There is currently no formal agreement between the Company and the Hayut Group has paid $60,000 to DVI Business Credit Corporation on behalf of the Company. Once a formal agreement is executed it is expected that the Hayut Group will assume full management control of the Company. Current management will be available to assist the new group with the transition.

         On May 14, 2002, the Company agreed to sell its two percent interest in Open MRI of Morristown to the Open MRI of Morristown partnership for $10,000 to be paid no later than May 15, 2002. Additionally, the partnership will be responsible for any tax liability incurred as a result of the sale.

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

Overview

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

         On May 14, 2002, the Company agreed to sell its two percent interest in Open MRI of Morristown to the Open MRI of Morristown partnership for $10,000 to be paid no later than May 15,2002. Additionally, the partnership will be responsible for any tax liability incurred as a result of the sale.

Results of Operations:

For the Quarter ended March 31, 2002 compared to the Quarter ended
March 31, 2001.

Net Revenues from Services:

         Net revenue from services has decreased from $1,007,545 for the three months ended March 31, 2001 to $897,052 for the same period in 2002. The resulting net decrease is $110,493. This decrease is attributable primarily to MRI Imaging at PBI in the amount of approximately $83,000, Open MRI & Imaging Center of Metairie of approximately $15,000 and South Jersey Imaging Associates of approximately $58,000, resulting from increased competition and the removal of all radiology equipment except the MRI unit from the South Jersey center. These decreases were offset by increases at the South Plainfield Imaging Center of approximately $42,000, resulting from increased marketing efforts. The balance of the offset resulted from a decrease of approximately $3,000 in imaging center management fees.

Cost of services provided:

For the three months ended March 31, 2002, cost of services provided totaled $634,412 as compared to $676,576 for the same period in 2001, resulting in a decrease of approximately $42,000. This decrease relates primarily to the reduction in volume resulting in lower medical supply costs consumption offset by certain fixed cost related to the maintenance of the MRI equipment.

Selling, general and administrative expenses:

For the three months ended March 31, 2002, selling, general and administrative expenses totaled $308,729 as compared to $252,617 for the same period in 2001, resulting in an increase of approximately $56,000. This increase relates primarily to the increased marketing as a result of the increased competition.

Miscellaneous income:

Miscellaneous Income for the three months ended March 31, 2002 is $28,509 as compared to $79,133 for the same period in 2001 resulting in a decrease of approximately $50,000. This decrease resulted primarily from reduced equipment rental fees from third parties and approximately a $4,000 reduction in transcription fees.

Liquidity and Capital Resources:

         Modern Medical has a working capital deficiency of $1,280,686 at March 31, 2002 as compared to a working capital deficiency of $1,186,024 at December 31, 2001.

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

         In addition, Modern Medical reduced the balance of the outstanding accounts receivable working capital line of credit by approximately $19,249 ($330,360 to $311,111) through March 31, 2002. Modern Medical intends to continue to reduce the outstanding principal balance on this line of credit. On May 14, 2002 the new group of investors agreed to pay off DVI Business Credit Corporation as follows: $60,000 on May 15, 2002 , June 15, 2002 and July 15, 2002 . The remaining balance will be paid off on August 15, 2002. The May 15, 2002 payment has been paid. See footnote 6, of the Notes to the March 31, 2002 Quarterly Report on Form 10-QSB above.

         In July 1999, Modern Medical sold 148,702 shares of its common stock to accredited investors in a private placement transaction pursuant to Regulation D Rule 506 of the Securities Act of 1933, as amended. Modern Medical received gross proceeds of $283,000, before offering expenses of approximately $78,000, which Modern Medical used for working capital and general corporate purposes.

In October 1999, Modern Medical issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors which are due on October 18, 2000. The notes are convertible at anytime while any portion of the notes are outstanding into shares of Modern Medical's common stock at the lower of: (a) 72.5% of the lowest closing bid price of Modern Medical's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. Modern Medical has the right, subject to conditions, to require the purchasers of the $500,000 note to purchase up to an additional $2,000,000 principal amount of convertible notes on the same terms and conditions as the $500,000 note. As of October 27, 2000, the notes were not converted into Modern Medical's common stock and Modern Medical is currently negotiating the conversion of this note to a long-term note. The Company and the two investors agreed to pay back $15,000 principal payment until alternative financing is found. See "Note 5 of the Notes to Consolidated Financial Statements of the December 31, 2001 Annual Report on From 10-KSB". On May 14, 2002, a new group of investors has agreed to arrange payment of this debt, see footnote 6, of the Notes to the March 31, 2002 Quarterly Report on Form 10-QSB above and Item 5. below..

         On March 3, 2000, the Company received a commercial line of credit in the amount of $300,000 from Bridge View Bank in Englewood, New Jersey. Pursuant to the terms of the line of credit, Roger Findlay, Gregory Maccia and Jan Goldberg, each of whom are executive officers and directors of Modern Medical are guarantors on the loan. The loan is for a one year period and the interest rate on the loan is based on Bridge View's Base/Prime commercial lending rate plus one (1) percent floating for the term of the loan. On March 21, 2000 this agreement was renewed for one year under the same terms. April of 2002 the loan was extended for an additional six months. On May 14, 2002, a new group of investors has agreed to arrange payment of this loan with Bridge View Bank. See footnote 6, of the Notes to the March 31, 2002 Quarterly Report on Form 10-QSB above and Item 5. below.

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

Item 5.  OTHER INFORMATION.

         At the May 3, 2002 Board of Directors meeting a proposal from a group of investors headed by Barry Hayut (the "Hayut Group") was unanimously accepted. Under the terms of the agreement the Hayut Group proposed to settle the convertible debenture from two investors that received notes from the Company in the aggregate amount of $500,000 at ten percent interest. The Company has been paying down this note at $15,000 per month since November 2000. The Hayut Group will also arrange to pay off the credit line with DVI Business Credit Corporation, which is approximately $300,000 and is paid down at approximately $20,000 per month which represents principle, interest and fees. On May 14, 2002 the Hayut Group also agreed to pay off DVI Business Credit Corporation as follows: $60,000 on May 15, 2002, June 15, 2002 and July 15, 2002. The remaining balance will be paid off on August 15, 2002. The May 15, 2002 payment has been paid. The Hayut Group will also arrange to pay off the Company's revolving line of credit of $300,000 with Bridge View Bank

         There is currently no formal agreement between the Company and the Hayut Group has paid $60,000 to DVI Business Credit Corporation on behalf of the Company. Once a formal agreement is executed it is expected that the Hayut Group will assume full management control of the Company. Current management will be available to assist the new group with the transition.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

       None.

(b)  Reports on Form 8-K.

       None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                           MODERN MEDICAL MODALITIES CORPORATION


Dated: May 21, 2002        By: /s/ Roger Findlay
                               -------------------------------------------------
                                   Roger Findlay
                                   President and Chairman of the Board


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