Form 10QSB
period 2002-06-30
MODERN MEDICAL MODALITIES CORP
filed 2002-08-14
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

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

        (973) 538-9955 (Issuer's telephone number, including area code)
        ----- --------

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on August 12, 2002 was 2,756,471 shares.

         Transitional Small Business Disclosure Format (check one):
Yes           No    X
    -------      ------

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                  JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                       Page Number

Item 1.           Financial Statements..........................................................         4-10
Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operation........................................        11-14

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.............................................................          15
Item 5.           Other Information.............................................................          15
Item 6.           Exhibits and Reports on Form 8-K..............................................          15
                  Signature Page................................................................          16
























                                        2
                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of June 30, 2002 and
                  December 31, 2001......................................  4-5
             Consolidated Statements of Operations for the three and six
                 months ended June 30, 2002 and 2001.....................    6
             Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2002 and 2001...........................    7
             Notes to the Consolidated Financial Statements.............. 8-10

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                       June 30,         December 31,
                                                                         2002               2001
                                                                    -------------      --------------
                                                                     (Unaudited)
                                         ASSETS

Current assets:

        Cash and cash equivalents                                      $    5,207        $    9,175
        Accounts receivable (less contractual allowances of
            $2,422,757 & $2,305,564)                                    2,062,927         2,138,053
        Account receivable - other                                         27,500            29,471
        Notes receivable from affiliate - current portion                 120,051           115,320
        Other current assets                                               56,333            25,172
                                                                       ----------        ----------

                                  Total current assets                  2,272,018         2,317,191
                                                                       ----------        ----------

Property and equipment, net of accumulated depreciation of
           of $6,642,401 and $6,252,944                                 2,079,287         2,458,139
                                                                       ----------        ----------

Other assets:
        Deferred tax asset                                                484,718           484,718
        Notes receivable from affiliate, net of current portion           267,116           338,821
        Investment in joint ventures                                       34,377            34,377
        Deposits                                                           26,600            17,100
                                                                       ----------        ----------

                                   Total other assets                     812,811           875,016
                                                                       ----------        ----------

                                                                       $5,164,116        $5,650,346
                                                                       ==========        ==========





                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                 June 30,          December 31,
                                                                                   2002                2001
                                                                               ------------        ------------
                                                                                (Unaudited)
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                         $   268,074         $   296,895
        Cash overdraft                                                                --                65,711
        Accounts payable                                                           728,150             729,137
        Accrued expenses                                                           162,040             316,453
        Loan payable - joint venturer, current portion                              61,717              58,709
        Current portion long term debt                                           1,130,328           1,169,087
        Due to affiliate                                                           (10,346)            219,223
        Provision for site closings and other assets                               400,000             468,000
                                                                               -----------         -----------

                                 Total current liabilities                       2,739,963           3,323,215
                                                                               -----------         -----------

Other liabilities:
        Long term debt, net of current portion                                   1,253,386           1,585,704
        Loan payable - joint venturer, net of current portion                      177,275             150,196
        Convertible debt, net of current portion                                 1,201,691             290,000
        Loans payable shareholders                                                 169,201             335,391
                                                                               -----------         -----------

                                  Total other liabilities                        2,801,553           2,361,291
                                                                               -----------         -----------

                                     Total liabilities                           5,541,516           5,684,506
                                                                               -----------         -----------

Minority interest                                                                  (13,892)            (17,160)
                                                                               -----------         -----------

Commitments and contingencies

Stockholders' equity:
        Common stock, $0.0002 par value, Authorized - 15,000,000 shares
             Issued and outstanding - 2,506,471 shares                                 502                 502
        Additional paid-in capital                                               4,460,223           4,460,223
        Accumulated (deficit)                                                   (4,824,233)         (4,477,725)
                                                                               -----------         -----------

                                Total stockholders' equity                        (363,508)            (17,000)
                                                                               -----------         -----------

                                                                               $ 5,164,116         $ 5,650,346
                                                                               ===========         ===========










                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the Six Ended Months June 30,     For the Three Months Ended June 30,
                                                       ----------------------------------     -----------------------------------
                                                            2002              2001                 2002                2001
                                                        ------------        -----------         -----------         ------------
Operating income:
     Net revenues from services                         $ 1,760,768         $ 2,083,786         $   863,716         $ 1,076,241
     Cost of services provided                            1,063,768           1,277,506             429,356             600,933
                                                        -----------         -----------         -----------         -----------

Total operating income                                      697,000             806,280             434,360             475,308
                                                        -----------         -----------         -----------         -----------

Operating Expenses:
     Selling, general and administrative                    509,757             522,534             201,028             269,917
     Depreciation and amortization                          389,457             459,727             194,747             204,008
                                                        -----------         -----------         -----------         -----------

Total operating expenses                                    899,214             982,261             395,775             473,925
                                                        -----------         -----------         -----------         -----------

(Loss) from operations                                     (202,214)           (175,981)             38,585               1,383
                                                        -----------         -----------         -----------         -----------

Other income (expenses):
     Interest income                                         20,676              29,701               8,435              14,443
     Interest expense                                      (235,046)           (206,312)           (134,241)            (87,885)
     Miscellaneous income                                    54,045              92,627              25,536              13,494
     Income from joint ventures                              19,299              23,730                --                17,716
                                                        -----------         -----------         -----------         -----------

Total other income(expense)                                (141,026)            (60,254)           (100,270)            (42,232)
                                                        -----------         -----------         -----------         -----------

(Loss) before income taxes and minority interest           (343,240)           (236,235)            (61,685)            (40,849)

Provision/(benefit) for income taxes                           --                  --                  --                  --
                                                        -----------         -----------         -----------         -----------

(Loss) before minority interest                            (343,240)           (236,235)            (61,685)            (40,849)

Minority interests                                           (3,268)            (12,688)             (2,589)            (10,074)
                                                        -----------         -----------         -----------         -----------

Net (loss)                                              $  (346,508)        $  (248,923)        $   (64,274)        $   (50,923)
                                                        ===========         ===========         ===========         ===========

(Loss) per share, basic and diluted                     $     (0.14)        $     (0.10)        $     (0.03)        $     (0.02)
                                                        ===========         ===========         ===========         ===========

Number of weighted average shares outstanding             2,506,471           2,506,471           2,506,471           2,506,471
                                                        ===========         ===========         ===========         ===========


             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the six months ended June 30,
                                                                                ---------------------------------
                                                                                     2002               2001
                                                                                   ---------         ----------
Cash flows from operating activities
        Net (loss)                                                                 $(346,508)        $(248,923)
                                                                                   ---------         ---------
        Adjustments to reconcile net loss to net cash provided (used) by operating activities:
               Depreciation and amortization                                         389,457           459,727
               Contractual allowances                                                117,193            40,716
               Bad debts                                                                   0                 0
               Income from an unconsolidated joint venture                           (19,299)          (23,730)
               Minority interest                                                       3,268           (12,688)
               Gain on sale/disposal of equipment                                       --                --
               Loss on sale/disposal of subsidiaries                                    --                --
Increase(decrease) in cash attributable to changes in operating assets and liabilities:
               Accounts receivable                                                   (42,067)          (80,456)
               Accounts receivable - joint venturer                                    1,971           (14,071)
               Affiliate receivables                                                  (4,731)            1,293
               Other current assets                                                  (31,161)           29,828
               Deposits and other assets                                              (9,500)                0
               Accounts payable                                                       (2,560)          343,831
               Accrued expenses                                                     (154,413)          (67,597)
               Affiliate payables                                                   (229,569)            5,901
                                                                                   ---------         ---------
        Total adjustments                                                             18,589           682,754
                                                                                   ---------         ---------
Net cash (used) provided by operating activities                                    (327,919)          433,831
                                                                                   ---------         ---------
Cash flows from investing activities:
               Net increase in provision for site closings and other assets          (68,000)             --
               Fixed asset acquisitions                                              (10,605)             --
               Fixed asset dispositions                                                 --            (480,480)
               Proceeds from note receivable                                            --             100,200
               Investment in joint venture                                              --                --
               Decrease in minority interest                                           3,268              --
                                                                                   ---------         ---------
Net cash provided by investing activities                                            (75,337)         (380,280)
                                                                                   ---------         ---------
Cash flows from financing activities:
               Proceeds from notes receivable - affiliates                            71,705           (45,434)
               Proceeds from loan payable joint venturer                              30,087              --
               Proceeds form shareholder loans                                      (166,190)          158,439
               Line of credit (payments)/advances                                     28,821              --
               Net reduction long term debt                                          539,836          (213,280)
                                                                                   ---------         ---------
Net cash (used) by financing activities                                              504,259          (100,275)
                                                                                   ---------         ---------
Net decrease in cash and cash equivalents                                            101,003           (46,724)
Cash and equivalents, beginning of year                                              (39,833)            6,891
                                                                                   ---------         ---------
Cash and equivalents, end of year                                                  $  61,170         $ (39,833)
                                                                                   =========         =========

Supplemental cash flow information
        Interest paid                                                              $ 201,483         $ 244,384
                                                                                   =========         =========
        Income taxes paid                                                          $    --           $    --
                                                                                   =========         =========

                       See notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

                  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

                  The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

                  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                                  June 30,        December 31,
                                                    2002              2001
                                                 ----------        ----------
                                                (Unaudited)

          Medical Equipment                      $8,062,532        $8,062,532
          Building                                  310,860           310,860
          Furniture and Fixtures                     45,404            44,749
          Automobiles                                28,157            28,157
          Leasehold improvements                    274,735           264,785
                                                 ----------        ----------
                                                  8,721,688         8,711,083
          Less:  Accumulated Depreciation
                    and Amortization              6,642,401         6,252,944
                                                 ----------        ----------

                                                 $2,079,287        $2,458,139
                                                 ==========        ==========

NOTE 3 - DISPOSALS:

         On May 14, 2002, the Company agreed to sell its two percent interest in Open MRI of Morristown to the Open MRI of Morristown partnership for $10,000 to be paid no later than May 15, 2002. Additionally, the partnership will be responsible for any tax liability incurred as a result of the sale.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LINE OF CREDIT:

                  In March 2000, the Company opened a commercial line of credit in the amount of $300,000 with Bridge View Bank in Englewood, New Jersey. Under the terms of the agreement, certain Directors of the Company are guarantors of the loan. This loan was for one year in duration and carried an interest rate of Prime plus one (1%) percent. On March 21, 2001, this agreement was renewed for one year under the same terms. In April of 2002 the loan was extended for an additional six months. In June 2002, the Hayut Group, of which Jacov Hayut the Company's Chairman and CEO is a control person, made a $100,000 payment and will arrange to pay off the balance of the Company's revolving line of credit with Bridge View Bank.

NOTE 5 - CONVERTIBLE DEBT:
         In October 1999, the Company issued an aggregate of $500,000 of its convertible notes ("Notes") to two investors. The Notes are convertible into shares of the Company's common stock at 72.5% of the market price at the time of conversion.

         In June 2002, Jacov Hayut purchased each of the notes and intends to convert each Note into shares of the Company's common stock. On July 29, 2002, Mr. Hayut formally notified the Company that he intends to convert $43,500 principal amount of the Notes into shares of the Company's common stock. Pursuant to the terms of the conversion of the Note, Mr. Hayut is required to give the company seventy-five (75) days prior written notice of his intention to convert the Note into more than 9.9% of the Company's outstanding shares of common stock. Therefore, 250,000 shares of common stock will be issued immediately and the remaining 11,750,000 shares will be issued 75 days from July 29, 2002. Based on conversion price of $.003625, $43,500 principal amount of the Notes converts into 12,000,000 shares of common stock. Mr. Hayut is required to transfer 2% of such shares received upon conversion to the previous Noteholder. Upon the issuance of the remaining 11,750,000 shares of common stock, Mr. Hayut will own approximately 82% of the Company's issued and outstanding common stock.

NOTE 6 - LITIGATION:

         The Company and certain of its officers and directors (Messrs. Findlay, Maccia, Goldberg and Gedeon) are named as defendants in an adversary proceeding brought by the unsecured creditors committee in the bankruptcy proceeding involving Prime Contracting Corp., Case No. 00-34073 (DS), US Bankruptcy Court (NJ), the Official Committee of Unsecured Creditors on Behalf of the Bankruptcy Estate of Prime Contracting Corp. v. Hamilton McGregor, et al, Adversary Proceeding No. 00-3602. The Company is named in five counts of the twenty count Complaint alleging (i) a conspiracy to defraud plaintiffs and other creditors of Prime pursuant to the RICO Act of 1970, (ii) breach of fiduciary duty and duty of loyalty, theft of corporate business opportunity and corporate assets, and (iii) conversion. The complaint also seeks to extend the bankruptcy proceeding to the company and other corporate defendants named

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Complaint. The Company is a participant along with a number of affiliated entities, and past and present officers and directors, in a combined settlement of this litigation. The settlement provides for a cash payment to the reorganized debtor, along with a note to be executed which requires quarterly payments over two years with interest at 6%. The Company is jointly and severally liable for both the cash payment and the note along with a number of the other defendants in the case. Under this settlement the Company is required to make eight quarterly payments of $12,500 each plus 6% interest commencing July 2002. The first quarterly payment has been made. The full amount of the Company's portion of the settlement has been accrued in the 2001 financial statements.

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

Results of Operations:

For the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Net Revenues from Services:

         Net revenue from services has decreased from $1,076,000 for the three months ended June 30, 2001 to $864,000 for the same period in 2002. The resulting net decrease is $212,000. This decrease is attributable primarily to South Plainfield Imaging Center in the amount of approximately $116,000 and South Jersey Imaging Associates of approximately $84,000, resulting from increased competition and the removal of all radiology equipment except the MRI unit from the South Jersey center.

Cost of services provided:

For the three months ended June 30, 2002, cost of services provided totaled $429,000 as compared to $601,000 for the same period in 2001, resulting in a decrease of approximately $172,000. This decrease relates primarily to the reduction in volume resulting in lower costs related to payroll and medical supplies.

Selling, general and administrative expenses:

For the three months ended June 30, 2002, selling, general and administrative expenses totaled $201,000 as compared to $270,000 for the same period in 2001, resulting in a decrease of approximately $69,000. This decrease relates primarily to reduced payroll at the corporate office.

Miscellaneous income:

Miscellaneous Income for the three months ended June 30, 2002 is $26,000 as compared to $14,000 for the same period in 2001 resulting in an increase of approximately $12,000. This decrease resulted primarily from equipment rental fees from third parties and transcription fees.

For the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Net Revenues from Services:

         Net revenue from services has decreased from $2,084,000 for the six months ended June 30, 2001 to $1,761,000 for the same period in 2002. The resulting net decrease is $323,000. This decrease is attributable primarily to South Plainfield Imaging Center in the amount of approximately $188,000 and South Jersey Imaging Associates of approximately $183,000, resulting from increased competition and the removal of all radiology equipment except the MRI unit from the South Jersey center. This was offset by increased revenues of approximately $10,000 at the Open MRI and Imaging Center of Metairie plus increased management fees related to unconsolidated imaging centers of approximately $40,000.

Cost of services provided:

For the six months ended June 30, 2002, cost of services provided totaled $1,064,000 as compared to $1,278,000 for the same period in 2001, resulting in a decrease of approximately $214,000. This decrease relates primarily to the reduction in volume resulting in lower costs related to payroll and medical supplies.

Selling, general and administrative expenses:

For the six months ended June 30, 2002, selling, general and administrative expenses totaled $510,000 as compared to $523,000 for the same period in 2001, resulting in a decrease of approximately $13,000. This decrease relates primarily to reduced payroll at the corporate office off set by increased marketing at MRI Imaging at PBI of approximately $27,000 and South Plainfield Imaging of approximately $53,000.

Miscellaneous income:

Miscellaneous Income for the six months ended June 30, 2002 is $54,000 as compared to $93,000 for the same period in 2001 resulting in a decrease of approximately $39,000. This decrease resulted primarily from equipment rental fees from third parties and transcription fees.

Liquidity and Capital Resources:

Modern Medical has a working capital deficiency of $467,947 at June 30, 2002 as compared to a working capital deficiency of $1,186,024 at December 31, 2001.

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

In addition, Modern Medical reduced the balance of the outstanding accounts receivable working capital line of credit by approximately $159,703 ($330,360 to $170,657) through June 30, 2002. Modern Medical intends to continue to reduce the outstanding principal balance on this line of credit. On May 14, 2002 the new group of investors agreed to pay off DVI Business Credit Corporation as follows: $60,000 on May 15, 2002 , June 15, 2002 and July 15, 2002 . The
remaining balance will be paid off on August 15, 2002. The July 15, 2002 payment has been paid.

In October 1999, the Company issued an aggregate of $500,000 of its convertible notes ("Notes") to two investors. The Notes are convertible into shares of the Company's common stock at 72.5% of the market price at the time of conversion.

In June 2002, Jacov Hayut purchased each of the notes and intends to convert each Note into shares of the Company's common stock. On July 29, 2002, Mr. Hayut formally notified the Company that he intends to convert $43,500 principal amount of the Notes into shares of the Company's common stock. Pursuant to the terms of the conversion of the Note, Mr. Hayut is required to give the company seventy-five (75) days prior written notice of his intention to convert the Note into more than 9.9% of the Company's outstanding shares of common stock. Therefore, 250,000 shares of common stock will be issued immediately and the remaining 11,750,000 shares will be issued 75 days from July 29, 2002. Based on conversion price of $.003625, $43,500 principal amount of the Notes converts into 12,000,000 shares of common stock. Mr. Hayut is required to transfer 2% of the number of shares he is entitled to receive on this conversion to the previous noteholder. Upon the issuance of the remaining 11,750,000 shares of common stock, Mr. Hayut will own approximately 82% of the Company's issued and outstanding common stock.

In March 2000, the Company opened a commercial line of credit in the amount of $300,000 with Bridge View Bank in Englewood, New Jersey. Under the terms of the agreement, certain Directors of the Company are guarantors of the loan. This loan was for one year in duration and carried an interest rate of Prime plus one (1%) percent. On March 21, 2001, this agreement was renewed for one year under the same terms. In April of 2002 the loan was extended for an additional six months. In June 2002, the Hayut Group made a $100,000 payment and will arrange to pay off the balance of the Company's revolving line of credit with Bridge View Bank.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company and certain of its officers and directors (Messrs. Findlay, Maccia, Goldberg and Gedeon) are named as defendants in an adversary proceeding brought by the unsecured creditors committee in the bankruptcy proceeding involving Prime Contracting Corp., Case No. 00-34073 (DS), US Bankruptcy Court
(NJ), the Official Committee of Unsecured Creditors on Behalf of the Bankruptcy Estate of Prime Contracting Corp. v. Hamilton McGregor, et al, Adversary Proceeding No. 00-3602. The Company is named in five counts of the twenty count Complaint alleging (i) a conspiracy to defraud plaintiffs and other creditors of Prime pursuant to the RICO Act of 1970, (ii) breach of fiduciary duty and duty of loyalty, theft of corporate business opportunity and corporate assets, and
(iii) conversion. The complaint also seeks avoidance and recovery of alleged fraudulent transfers made to the Company and seeks to extend the bankruptcy proceeding to the company and the other corporate defendants named in the Complaint. The Company is a participant along with a number of affiliated entities, and past and present officers and directors, in a combined settlement of this litigation. The settlement provides for a cash payment to the reorganized debtor, along with a note to be executed which requires quarterly payments over two years with interest at 6%. The Company is jointly and severally liable for both the cash payment and the note along with a number of the other defendants in the case. Under this settlement the Company is required to make eight quarterly payments of $12,500 each plus 6% interest commencing July 2002. The first quarterly payment has been made. The full amount of the Company's portion of the settlement has been accrued in the 2001 financial statements.

         Other than the above described legal proceeding and legal proceedings reported on the Company's previous Form 10-QSB and 10-KSB filings, the Company is not party to any other material legal proceedings.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

         99.1 - Certification of report filed on Form 10-QSB by CEO and Acting CFO.

(b)    Reports on Form 8-K.

         On July 29, 2002, the Company filed a report on Form 8-K pursuant to
Item 1. Change in Control of Registrant and Item 6. Resignation of Registrants Directors.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                               MODERN MEDICAL MODALITIES CORPORATION


Dated: August 14, 2002         By: /s/  Jacov Hayut
                                   ---------------------------------------------
                                   Jacov Hayut
                                   Chairman, President, Chief Executive
                                    Officer and  Acting Chief Financial Officer