Form 10QSB/A
period 2002-06-30
MODERN MEDICAL MODALITIES CORP
filed 2002-08-16
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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
                                                                       ==========        ==========





                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                 June 30,          December 31,
                                                                                   2002                2001
                                                                               ------------        ------------
                                                                                (Unaudited)
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                         $   268,074         $   296,895
        Cash overdraft                                                                --                64,138
        Accounts payable                                                           728,150             730,710
        Accrued expenses                                                           162,040             316,453
        Loan payable - joint venturer, current portion                              61,717              58,709
        Current portion long term debt                                           1,130,328           1,169,087
        Due to affiliate                                                           (10,346)            219,223
        Provision for site closings and other assets                               400,000             468,000
                                                                               -----------         -----------

                                 Total current liabilities                       2,739,963           3,323,215
                                                                               -----------         -----------

Other liabilities:
        Long term debt, net of current portion                                   1,253,386           1,585,704
        Loan payable - joint venturer, net of current portion                      177,275             150,196
        Convertible debt, net of current portion                                 1,201,691             290,000
        Loans payable shareholders                                                 169,201             335,391
                                                                               -----------         -----------

                                  Total other liabilities                        2,801,553           2,361,291
                                                                               -----------         -----------

                                     Total liabilities                           5,541,516           5,684,506
                                                                               -----------         -----------

Minority interest                                                                  (13,892)            (17,160)
                                                                               -----------         -----------

Commitments and contingencies

Stockholders' equity:
        Common stock, $0.0002 par value, Authorized - 15,000,000 shares
             Issued and outstanding - 2,506,471 shares                                 502                 502
        Additional paid-in capital                                               4,460,223           4,460,223
        Accumulated (deficit)                                                   (4,824,233)         (4,477,725)
                                                                               -----------         -----------

                                Total stockholders' equity                        (363,508)            (17,000)
                                                                               -----------         -----------

                                                                               $ 5,164,116         $ 5,650,346
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
                                                        ===========         ===========         ===========         ===========


             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                For the six months ended June 30,
                                                                                ---------------------------------
                                                                                     2002               2001
                                                                                   ---------         ----------
Cash flows from operating activities
        Net (loss)                                                                 $(346,508)        $(248,923)
                                                                                   ---------         ---------
        Adjustments to reconcile net loss to net cash provided (used) by operating activities:
               Depreciation and amortization                                         389,457           459,727
               Contractual allowances                                                117,193            40,716
               Income from an unconsolidated joint venture                              --             (23,730)
               Minority interest                                                        --             (12,688)
Increase(decrease) in cash attributable to changes in operating assets and liabilities:
               Accounts receivable                                                   (42,067)          (80,456)
               Accounts receivable - joint venturer                                    1,971           (14,071)
               Affiliate receivables                                                  (4,731)            1,293
               Other current assets                                                  (31,161)           29,828
               Deposits and other assets                                              (9,500)                0
               Accounts payable                                                       (2,560)          343,831
               Accrued expenses                                                     (154,413)          (67,597)
               Affiliate payables                                                   (229,569)            5,901
                                                                                   ---------         ---------
        Total adjustments                                                             18,589           682,754
                                                                                   ---------         ---------
Net cash (used) provided by operating activities                                    (327,919)          433,831
                                                                                   ---------         ---------
Cash flows from investing activities:
               Net decrease in provision for site closings and other assets          (68,000)             --
               Fixed asset acquisitions                                              (10,605)             --
               Fixed asset dispositions                                                 --            (480,480)
               Proceeds from note receivable                                            --             100,200
               Decrease in minority interest                                           3,268              --
                                                                                   ---------         ---------
Net cash provided by investing activities                                            (75,337)         (380,280)
                                                                                   ---------         ---------
Cash flows from financing activities:
               Proceeds from (repayment of) notes receivable - affiliates             71,705           (45,434)
               Proceeds from loan payable joint venturer                              30,087              --
               Proceeds form shareholder loans                                      (166,190)          158,439
               Line of credit reduction                                              (28,821)             --
               Net increase (reduction) long term debt                               540,614          (213,280)
                                                                                   ---------         ---------
Net cash (used) by financing activities                                              447,395          (100,275)
                                                                                   ---------         ---------
Net increase (decrease) in cash and cash equivalents                                  60,170           (46,724)
Cash and equivalents, beginning of year                                              (54,963)            6,891
                                                                                   ---------         ---------
Cash and equivalents, end of year                                                  $   5,207         $ (39,833)
                                                                                   =========         =========

Supplemental cash flow information
        Interest paid                                                              $ 201,483         $ 244,384
                                                                                   =========         =========
        Income taxes paid                                                          $    --           $    --
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

                               MODERN MEDICAL MODALITIES CORPORATION



Dated: August 16, 2002         By: /s/  Jacov Hayut
                                   ---------------------------------------------
                                   Jacov Hayut
                                   Chairman, President, Chief Executive
                                    Officer and  Acting Chief Financial Officer