Form 10QSB
period 2002-09-30
MODERN MEDICAL MODALITIES CORP
filed 2002-11-15
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGES ACT

        For the transition period from ______________ to _______________

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

         The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on November 12, 2002 was 14,756,471 shares.

         Transitional Small Business Disclosure Format (check one):
Yes                  No       X
    --------------      ------------

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                     Page Number
Item 1.           Financial Statements......................................................4-10
Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operation...................................11-15
Item 3.           Controls and Procedures ....................................................16

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings...........................................................17
Item 6.           Exhibits and Reports on Form 8-K............................................17
                  Signature Page .............................................................18

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                Consolidated Balance Sheets as of September 30, 2002 and
                     December 31, 2001.......................................................4-5
                Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001...................................6
                Consolidated Statements of Cash Flows for the nine months
                     ended September 30, 2002 and 2001.........................................7
                Notes to the Consolidated Financial Statements..............................8-10

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                          September 30,       December 31,
                                                                                              2002                 2001
                                                                                         ---------------     ---------------
                                                                                           (Unaudited)
                                         ASSETS

Current assets:

        Cash and cash equivalents                                                        $         2,261     $         9,175
        Accounts receivable (less contractual allowances of
            $2,531,154 & $2,305,564)                                                           1,910,301           2,138,053
        Account receivable - other                                                                 4,601              29,471
        Notes receivable from affiliate - current portion                                        118,478             115,320
        Other current assets                                                                      28,534              25,172
                                                                                         ---------------     ---------------

                                  Total current assets                                         2,064,175           2,317,191
                                                                                         ---------------     ---------------

Property and equipment, net of accumulated depreciation of
           $6,837,146 and $6,252,944                                                           1,884,542           2,458,139
                                                                                         ---------------     ---------------

Other assets:
        Deferred tax asset                                                                       484,718             484,718
        Notes receivable from affiliate, net of current portion                                  236,567             338,821
        Investment in joint ventures                                                              34,377              34,377
        Deposits                                                                                  27,978              17,100
                                                                                         ---------------     ---------------

                                   Total other assets                                            783,640             875,016
                                                                                         ---------------     ---------------

                                                                                         $     4,732,357     $     5,650,346
                                                                                         ===============     ===============

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                          September 30,       December 31,
                                                                                              2002                 2001
                                                                                         ---------------     ---------------
                                                                                           (Unaudited)
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                                   $       268,074     $       296,895
        Cash overdraft                                                                              --                64,138
        Accounts payable                                                                         680,733             730,710
        Accrued expenses                                                                          94,578             316,453
        Loan payable - joint venturer, current portion                                            61,717              58,709
        Current portion long term debt                                                           912,867           1,169,087
        Due to affiliate                                                                         135,217             219,223
        Provision for site closings and other assets                                             387,847             468,000
                                                                                         ---------------     ---------------

                                Total current liabilities                                      2,541,033           3,323,215
                                                                                         ---------------     ---------------

Other liabilities:
        Long term debt, net of current portion                                                 1,066,748           1,585,704
        Loan payable - joint venturer, net of current portion                                    177,792             150,196
        Convertible debt, net of current portion                                               1,366,239             290,000
        Loans payable shareholders                                                               278,750             335,391
                                                                                         ---------------     ---------------

                                 Total other liabilities                                       2,889,529           2,361,291
                                                                                         ---------------     ---------------

                                    Total liabilities                                          5,430,562           5,684,506
                                                                                         ---------------     ---------------

Minority interest                                                                                 (6,704)            (17,160)
                                                                                         ---------------     ---------------

Commitments and contingencies

Stockholders' equity:
        Common stock, $0.0002 par value, Authorized - 15,000,000 shares
             Issued and outstanding - 2,756,471 shares                                               502                 502
        Additional paid-in capital                                                             4,460,223           4,460,223
        Accumulated (deficit)                                                                 (5,152,226)         (4,477,725)
                                                                                         ---------------     ---------------

                                Total stockholders' equity                                      (691,501)            (17,000)
                                                                                         ---------------     ---------------

                                                                                         $     4,732,357     $     5,650,346
                                                                                         ===============     ===============


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the Nine Months                  For the Three Months
                                                               Ended September 30,                   Ended September 30,
                                                      -----------------------------------     -----------------------------------
                                                           2002                2001                2002                2001
                                                      ---------------     ---------------     ---------------     ---------------
Operating income:
     Net revenues from services                       $     2,495,490     $     2,990,647     $       734,722     $       906,861
     Cost of services provided                              1,582,887           1,872,730             519,119             595,224
                                                      ---------------     ---------------     ---------------     ---------------

Total operating income                                        912,603           1,117,917             215,603             311,637
                                                      ---------------     ---------------     ---------------     ---------------

Operating Expenses:
     Selling, general and administrative                      652,584             845,996             142,827             323,462
     Bad Debts                                                 97,000              46,404              97,000              46,404
     Depreciation and amortization                            584,202             657,845             194,745             198,118
                                                      ---------------     ---------------     ---------------     ---------------

Total operating expenses                                    1,333,786           1,550,245             434,572             567,984
                                                      ---------------     ---------------     ---------------     ---------------

(Loss) from operations                                       (421,183)           (432,328)           (218,969)           (256,347)
                                                      ---------------     ---------------     ---------------     ---------------

Other income (expenses):
     Interest income                                           23,114              44,164               2,438              14,443
     Interest expense                                        (352,598)           (337,409)           (117,552)           (131,097)
     Miscellaneous income                                      76,004             119,058              21,959              26,431
     Income/(loss) from joint ventures                         16,220              41,361              (3,079)            (23,730)
                                                      ---------------     ---------------     ---------------     ---------------

Total other income (expense)                                 (237,260)           (132,826)            (96,234)           (113,953)
                                                      ---------------     ---------------     ---------------     ---------------

(Loss) before income taxes and minority interest             (658,443)           (565,154)           (315,203)           (370,300)

Provision/(benefit) for income taxes                           (5,599)               --                (5,599)               --
                                                      ---------------     ---------------     ---------------     ---------------

(Loss) before minority interest                              (664,042)           (565,154)           (320,802)           (370,300)

Minority interests                                              6,704              (1,142)              9,972              11,546
                                                      ---------------     ---------------     ---------------     ---------------

Net (loss)                                            $      (657,338)    $      (566,296)    $      (310,830)    $      (358,754)
                                                      ===============     ===============     ===============     ===============

(Loss) per share, basic and diluted                   $         (0.26)    $         (0.23)    $         (0.12)    $         (0.14)
                                                      ===============     ===============     ===============     ===============

Number of weighted average shares outstanding               2,562,027           2,506,471           2,673,138           2,506,471
                                                      ===============     ===============     ===============     ===============

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the nine months ended September 30,
                                                                                       ---------------------------------------
                                                                                              2002                2001
                                                                                         ---------------     ---------------
Cash flows from operating activities
        Net (loss)                                                                       $      (674,501)    $      (566,296)
                                                                                         ---------------     ---------------
        Adjustments to reconcile net loss to net cash provided (used) by operating activities:
               Depreciation and amortization                                                     584,202             657,845
               Contractual allowances                                                            128,590                 948
               Bad debts                                                                          97,000              46,404
               Income from an unconsolidated joint venture                                          --               (41,361)
               Minority interest                                                                    --                (1,142)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
               Accounts receivable                                                                 2,162             275,651
               Accounts receivable - joint venturer                                               29,471              15,024
               Affiliate receivables                                                              (3,158)             (3,901)
               Other current assets                                                               (7,964)             (6,289)
               Deposits and other assets                                                         (10,878)               --
               Accounts payable                                                                  (49,977)           (137,518)
               Accrued expenses                                                                 (221,875)            (61,309)
               Affiliate payables                                                                (84,006)             11,472
                                                                                         ---------------     ---------------
        Total adjustments                                                                        463,567             755,824
                                                                                         ---------------     ---------------
Net cash (used) provided by operating activities                                                (210,934)            189,528
                                                                                         ---------------     ---------------
Cash flows from investing activities:
               Net decrease in provision for site closings and other assets                      (80,153)               --
               Fixed asset (additions)/dispositions                                              (10,604)           (460,683)
               Decrease in minority interest                                                      10,456              99,057
                                                                                         ---------------     ---------------
Net cash provided by investing activities                                                        (80,301)           (361,626)
                                                                                         ---------------     ---------------
Cash flows from financing activities:
               Proceeds from (repayment of) notes receivable - affiliates                        102,254             135,909
               Proceeds from loan payable joint venturer                                          30,604                --
               (Payments) proceeds form shareholder loans                                        (56,641)            143,439
               Line of credit reduction                                                          (28,821)               (105)
               Net increase (reduction) long term debt                                           301,063             (86,549)
                                                                                         ---------------     ---------------
Net cash (used) by financing activities                                                          348,459             192,694
                                                                                         ---------------     ---------------
Net increase (decrease) in cash and cash equivalents                                              57,224              20,596
Cash and equivalents, beginning of year                                                          (54,963)              6,891
                                                                                         ---------------     ---------------
Cash and equivalents, end of period                                                      $         2,261     $        27,487
                                                                                         ===============     ===============

Supplemental cash flow information
        Interest paid                                                                    $       263,404     $       299,813
                                                                                         ===============     ===============
        Income taxes paid                                                                $         5,599     $          --
                                                                                         ===============     ===============

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

                  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

                  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

                  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                                               September 30,       December 31,
                                                                   2002                2001
                                                               -------------       ------------
                                                                (Unaudited)
         Medical Equipment                                      $ 8,062,532        $ 8,062,532
         Building                                                   310,860            310,860
         Furniture and Fixtures                                      45,404             44,749
         Automobiles                                                 28,157             28,157
         Leasehold improvements                                     274,735            264,785
                                                               -------------       ------------
                                                                  8,721,688          8,711,083
         Less:  Accumulated Depreciation
                   and Amortization                               6,837,146          6,252,944
                                                               -------------       ------------

                                                               $  1,884,542        $ 2,458,139
                                                               =============       ============

NOTE 3 - DISPOSALS:

         On May 14, 2002, the Company agreed to sell its two percent interest in Open MRI of Morristown to the Open MRI of Morristown partnership for $10,000 to be paid no later than May 15, 2002. Additionally, the partnership will be responsible for any tax liability incurred as a result of the sale.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LINE OF CREDIT:

                  In March 2000, the Company opened a commercial line of credit in the amount of $300,000 with Bridge View Bank in Englewood, New Jersey. Under the terms of the agreement, certain Directors of the Company are guarantors of the loan. This loan was for one year in duration and carried an interest rate of Prime plus one (1%) percent. On March 21, 2001, this agreement was renewed for one year under the same terms. In April of 2002 the loan was extended for an additional six months. In June 2002, the Hayut Group, of which Jacov Hayut the Company's Chairman and CEO, made a $100,000 payment and is arranging to convert the balance of the Company's revolving line of credit with Bridge View Bank in to a long term note.

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

NOTE 6 - LITIGATION:

         The Company and certain of its past officers and directors (Messrs. Findlay, Maccia, Goldberg and Gedeon) are named as defendants in an adversary proceeding brought by the unsecured creditors committee in the bankruptcy proceeding involving Prime Contracting Corp., Case No. 00-34073 (DS), US Bankruptcy Court (NJ), the Official Committee of Unsecured Creditors on Behalf of the Bankruptcy Estate of Prime Contracting Corp. v. Hamilton McGregor, et al, Adversary Proceeding No. 00-3602. The Company is named in five counts of the twenty count Complaint alleging (i) a conspiracy to defraud plaintiffs and other creditors of Prime pursuant to the RICO Act of 1970, (ii) breach of fiduciary duty and duty of loyalty, theft of corporate business

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LITIGATION (continued):

         opportunity and corporate assets, and (iii) conversion. The complaint also seeks to extend the bankruptcy proceeding to the company and other corporate defendants named in the Complaint. The Company is a participant along with a number of affiliated entities, and past and present officers and directors, in a combined settlement of this litigation. The settlement provides for a cash payment to the reorganized debtor, along with a note to be executed, which requires quarterly payments over two years with interest at 6%. The Company is jointly and severally liable for both the cash payment and the note along with a number of the other defendants in the case. Under this settlement the Company is required to make eight quarterly payments of $12,500 each plus 6% interest commencing July 2002. The first two quarterly payments have been made. The full amount of the Company's portion of the settlement has been accrued in the 2001 financial statements.

         Other than the above described legal proceeding and legal proceedings reported on the Company's previous Form 10-QSB and 10-KSB filings, the Company is not party to any other material legal proceedings.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements (continued):

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

Results of Operations:

For the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Net Revenues from Services:

         Net revenue from services has decreased from approximately $907,000 for the three months ended September 30, 2001 to $735,000 for the same period in 2002. The resulting net decrease is $172,000. This decrease is attributable primarily to MRI Imaging Center at PBI in the amount of approximately $131,000 and South Plainfield Imaging Center of approximately $65,000, resulting from increased competition and equipment down time for service. This decrease in revenues was partially offset by increased revenues (approximately $20,000) at the Metairie La. site.

Cost of services provided:

For the three months ended September 30, 2002, cost of services provided totaled $519,000 as compared to $595,000 for the same period in 2001, resulting in a decrease of approximately $76,000. This decrease relates primarily to the reduction in volume resulting in lower costs related to medical supplies.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

For the three months ended September 30, 2002 compared to the three months ended September 30, 2001 (continued):

Selling, general and administrative expenses:

For the three months ended September 30, 2002, selling, general and administrative expenses totaled $143,000 as compared to $323,000 for the same period in 2001, resulting in a decrease of approximately $180,000. This decrease relates primarily to reduced payroll at the corporate office.

Miscellaneous income:

Miscellaneous Income for the three months ended September 30, 2002 is $22,000 as compared to $26,000 for the same period in 2001 resulting in an decrease of approximately $4,000. This decrease resulted primarily from reduced equipment rental fees from third parties.

For the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Net Revenues from Services:

         Net revenue from services has decreased from $2,991,000 for the nine months ended September 30, 2001 to $2,495,000 for the same period in 2002. The resulting net decrease is $496,000. This decrease is attributable primarily to MRI Imaging Center at PBI in the amount of approximately $194,000, South Plainfield Imaging Center of approximately $146,000 and South Jersey Imaging of approximately $180,000 resulting from increased competition, equipment down time for service and the removal of all radiology equipment except the MRI unit from the South Jersey center. Increased management fees related to unconsolidated imaging centers of approximately $24,000 offset this.

Cost of services provided:

For the nine months ended September 30, 2002, cost of services provided totaled $1,583,000 as compared to $1,873,000 for the same period in 2001, resulting in a decrease of approximately $290,000. This decrease relates primarily to the reduction in volume resulting in lower costs related to payroll and medical supplies.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

For the nine months ended September 30, 2002 compared to the nine months ended SEPTEMBER 30, 2001 (continued):

Selling, general and administrative expenses:

For the nine months ended September 30, 2002, selling, general and administrative expenses totaled $653,000 as compared to $846,000 for the same period in 2001, resulting in a decrease of approximately $193,000. This decrease relates primarily to reduced payroll at the corporate office off set by increased marketing at MRI Imaging at PBI and South Plainfield Imaging of approximately $73,000.

Miscellaneous income:

Miscellaneous Income for the nine months ended September 30, 2002 is $76,000 as compared to $119,000 for the same period in 2001 resulting in a decrease of approximately $43,000. This decrease resulted primarily from equipment rental fees from third parties and transcription fees.

Liquidity and Capital Resources:

Modern Medical has a working capital deficiency of $476,858 at September 30, 2002 as compared to a working capital deficiency of $1,186,024 at December 31, 2001.

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

In addition, Modern Medical paid off the balance of the accounts receivable working capital line of credit. On May 14, 2002 the new group of investors agreed to pay off DVI Business Credit Corporation as follows: $60,000 on May 15, 2002, June 15, 2002 and July 15, 2002. The final payment of approximately $108,500 was made August 26, 2002.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued):

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

Item 3. Controls and Procedures

Included on the signature page of this report is the Certification that is required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the report contains information concerning the controls evaluation referred to in the Section 302 Certifications and the information contained herein should be read in conjunction with the Certification.

Internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principles in the United States. The disclosure procedures are designed to comply with the regulations established by the Securities and Exchange Commission.

Internal controls, no matter how designed, have limitations. It is the Company's intent that the internal controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

The Company's chief executive officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the third quarter ended September 30, 2002 (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company and certain of its former officers and directors (Messrs. Findlay, Maccia, Goldberg and Gedeon) are named as defendants in an adversary proceeding brought by the unsecured creditors committee in the bankruptcy proceeding involving Prime Contracting Corp., Case No. 00-34073 (DS), US Bankruptcy Court (NJ), the Official Committee of Unsecured Creditors on Behalf of the Bankruptcy Estate of Prime Contracting Corp. v. Hamilton McGregor, et al, Adversary Proceeding No. 00-3602. The Company is named in five counts of the twenty count Complaint alleging (i) a conspiracy to defraud plaintiffs and other creditors of Prime pursuant to the RICO Act of 1970, (ii) breach of fiduciary duty and duty of loyalty, theft of corporate business opportunity and corporate assets, and (iii) conversion. The complaint also seeks avoidance and recovery of alleged fraudulent transfers made to the Company and seeks to extend the bankruptcy proceeding to the company and the other corporate defendants named in the Complaint. The Company is a participant along with a number of affiliated entities, and past and present officers and directors, in a combined settlement of this litigation. The settlement provides for a cash payment to the reorganized debtor, along with a note to be executed which requires quarterly payments over two years with interest at 6%. The Company is jointly and severally liable for both the cash payment and the note along with a number of the other defendants in the case. Under this settlement the Company is required to make eight quarterly payments of $12,500 each plus 6% interest commencing July 2002. The first quarterly payment has been made. The full amount of the Company's portion of the settlement has been accrued in the 2001 financial statements.

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

                                   SIGNATURES

Certifications


I, Jacov Hayut, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Modern Medical Modalities Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                              /s/ Jacov Hayut
                                              Jacov Hayut
                                              Chief Executive Officer