Form 10KSB
period 2002-12-31
MODERN MEDICAL MODALITIES CORP
filed 2003-05-15
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-KSB
                                   -----------
                                   (Mark One)

           [X] Annual Report to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Fiscal Year ended December 31, 2002.

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

          For the transition period from _____________to______________

                           Commission File No. 0-23416


                      MODERN MEDICAL MODALITIES CORPORATION
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


            New Jersey                                   22-3059258
 --------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


                      439 Chestnut Street, Union, NJ                 07083
                      ---------------------------------            ----------
               (Address of principal executive offices)            (Zip code)


       Registrant's telephone number, including area code: (800) 367-3926
       -------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:


      Title of each Class             Name of each Exchange on which Registered
      -------------------------------------------------------------------------
               Not Applicable                           None

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
                      ---     ---

The issuer's net sales for the most recent fiscal year were $3,048,831.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on April 28, 2003 was approximately $12,500.

    As of April 28, 2003 there were 14,506,471 shares of Common Stock, par value $.0002 per share, outstanding.

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

Modern Medical presently provides equipment and manages one hospital based MRI site located in Passaic, New Jersey, and two free standing MRI and CT Scan and Diagnostic Imaging ambulatory centers in Louisiana (1) and New Jersey (1). Modern Medical also receives a management fee of 11.25% of gross cash collections from the site in Union, New Jersey, for performing management functions. Modern Medical's relationship with its joint ventures, range from 2% through 84% equity interest.

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

On September 30, 1998, Open MRI of Morristown, Inc., sold all but 2 of its 72% interest in Open MRI for $300,000 and the purchaser's agreement to provide Modern Medical's creditor, DVI Business Credit personal guaranties of the principals of purchaser in an amount not to exceed $150,000. A gain on this transaction in the amount of $30,171 was recorded in the consolidated financial statements of Modern Medical Modalities Corporation.

On May 14, 2002, the Company agreed to sell its remaining two percent interest in Open MRI of Morristown to the Open MRI Morristown partnership for $10,000. Additionally the partnership will be responsible for any tax liability incurred as a result of the sale.

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

On December 30, 2002, the Company transferred 18% ownership in MRI Imaging at PBI Corporation to Mr. Sami Merhi in consideration for entering in to a marketing agreement.

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

On November 7, 2002, Modern Medical Modalities Corporation sold the stock of South Jersey Medical Equipment Leasing Corporation. The sales price was $239,519.95, payable in 31 equal monthly installments of $7,726.45, commencing on November 30, 2002.

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

Employees

As of January 1, 2003, Modern Medical employed 27 persons on a full-time basis and 22 persons on a part time basis. The following table reflects the employees per facility:

                                   TOTAL       FULL-TIME      PART-TIME
                                   -----       ---------      ---------

Modern Medical (Corporate)           7             5             2

Passaic, NJ                          6             5             1

Metairie, LA                         3             2             1

Union, NJ                           33            15            18
                                    --            --            --

Total:                              49            27            22
                                    ==            ==            ==

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

During October 2002, the equipment was severely damaged by water as a result of a storm. The site is currently operating with a mobile MRI unit until replacement or repair can be completed. During November 2002, Metairie Medical Equipment Leasing Corporation paid off the outstanding balance of the lease.

In December of 2000, Modern Medical Modalities Corporation, acting in its capacity of managing joint-venturer of Union Imaging Associates JV entered into a lease purchase agreement with Citicorp North America, Inc. to refinance $1,102,887 of existing and new Union Imaging Associates, JV debt. The amount was made up of the following:

          Marconi Open MRI system upgrade                           $  185,500
          Buyout of the balance of the:
            DVI Financial Services equipment debt                      301,517
            DVI Business Credit accounts receivable line               615,870
                                                                    ----------

                                                Total               $1,102,887
                                                                    ==========

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

Item 4. Submission of Matters to a Vote of Security Holders

Modern Medical did not submit any matters to a vote of its security holders during the fourth quarter of 2002.

                                     PART II

Item 5. Market for Modern Medical's Common Stock

On March 12, 1999, we effected a 1 for 2 reverse split of our authorized and outstanding shares of common stock. As of March 31, 2002, we had 2,506,471 shares of common stock outstanding. Our common stock is traded on the Pink Sheets under the symbol "MODM." The following table sets forth the high and low closing bid prices for the common stock as reported on the Nasdaq SmallCap during 2001 throughApril 28, 2003. On May 26, 2000, the common stock began trading on the Pink Sheets. The Companny's common stock currently trades on the OTC Bulletin Board. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. All bid prices for the periods prior to our 1-for-2 reverse stock split effected on March 12, 1999, have been adjusted to reflect the reverse stock split.

                                                     Common Stock
                                                     ------------
Fiscal 2001                                   High                  Low
                                              ----                  ---

First                                        $0.030                  $0.010
Second                                        0.030                   0.011
Third                                         0.015                   0.011
Fourth                                        0.015                   0.011

Fiscal 2002

First                                        $0.015                   $0.01
Second                                         0.01                   0.005
Third                                          0.01                   0.005
Fourth                                       0.0075                   0.0025

Fiscal 2003

First                                         $0.01                  $0.005
Second  (through April 28, 2003)            $0.0075                  $0.005

On April 28, 2003, there were approximately 50 holders of record of Modern Medical's 14,506,471 outstanding shares of Common Stock.

On April 28, 2003, the last sale price of the Common Stock as reported on the OTC Bulletin Board was $0.005.

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

Modern Medical presently provides equipment and manages one hospital based MRI site located in Passaic, New Jersey, and four free standing MRI and CT Scan and Diagnostic Imaging ambulatory centers in Louisiana (1) and New Jersey (3). Modern Medical also receives a management fee of 11.25% of gross cash collections from the site in Union, New Jersey, for performing management functions. Modern Medical's relationship with its joint ventures, range from 10% through 84% equity interest.

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

Results of Operations:

For the year ended December 31, 2002 compared to the year ended December 31,
2001

Net Revenues from Services:

Net revenue from services has decreased from $3,855,506 for the year ended December 31, 2001 to $3,048,830 for the same period in 2002. This decrease resulted in a decrease of net revenues of $806,676. The decrease is attributable primarily to MRI Imaging Center at PBI in the amount of approximately $262,000, South Plainfield Imaging Center of approximately $335,000 and South Jersey Imaging of approximately $272,000 resulting from increased competition, equipment down time for service and the removal of all radiology equipment except the MRI unit from the South Jersey center. The South Jersey Center was sold November 11, 2002; the above revenues include revenues through that date. Net revenues at Open MRI of Metairie, Louisiana decreased approximately $31,000 as a result of storm damage to the MRI unit at that location. Increased management fees related to unconsolidated imaging center activities of approximately $93,000 offset this.

Cost of services provided:

For the year ended December 31, 2002, cost of services provided totaled $2,090,080 as compared to $2,430,910 for the same period in 2001, resulting in a decrease of approximately $341,000. This decrease relates primarily to the reduction in volume resulting in lower costs related to payroll and medical supplies.

Selling, general and administrative expenses:

For the year ended December 31, 2002, selling, general and administrative expenses totaled $878,328 as compared to $845,892 for the same period in 2001, resulting in a increase of $32,436. This increase relates primarily to an increase in legal fees related to Prime Contracting Corp. litigation of approximately $65,000 offset primarily by a reduction in marketing expense at the South Jersey Imaging center of approximately $55,000 and the balance of the change relating to administrative expense increases.

Miscellaneous income:

Miscellaneous Income for the year ended December 31, 2002 is $64,459 as compared to $154,785 for the same period in 2001 resulting in a decrease of approximately $90,326. This decrease resulted primarily from reduced equipment rental fees from third parties and reduced transcription fees.

Loss on Sale of Subsidiary

On November 7, 2002, the Company sold South Jersey Medical Equipment Leasing Corporation to Mr. Stewart Novack and incurred a loss of $67,352.

Liquidity and Capital Resources:

Modern Medical has a working capital deficiency of $32,499 at December 31, 2002 as compared to a working capital deficiency of $1,186,024 at December 31, 2001.

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

In addition, Modern Medical paid off the balance of the accounts receivable working capital line of credit. On May 14, 2002 the group of investors agreed to pay off DVI Business Credit Corporation as follows: $60,000 on May 15, 2002, June 15, 2002 and July 15, 2002. The final payment of approximately $108,500 was made August 26, 2002.

In October 1999, the Company issued an aggregate of $500,000 of its convertible notes ("Notes") to two investors. The Notes are convertible into shares of the Company's common stock at 72.5% of the market price at the time of conversion.

In June 2002, Jacov Hayut purchased each of the notes and on July 29, 2002, Mr. Hayut converted $43,500 principal amount of the Notes into shares of the Company's common stock.

In June 2002, the Company issued an aggregate of $220,000 principal amount of its 9.25% convertible secured promissory notes to Jacov Hayut which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. As of December 31, 2002, an aggregate of $25,000 principal amount has been retired by the Company.

In June 2002, the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

In July 2002, the Company issued an aggregate of $65,000 principal amount of its 9.25% convertible secured promissory notes to Yossef Azoulai which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

In August 2002, the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Irit and Yossef Azoulai which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

In March 2000, the Company opened a commercial line of credit in the amount of $300,000 with Bridge View Bank in Englewood, New Jersey. Under the terms of the agreement, certain Directors of the Company are guarantors of the loan. This loan was for one year in duration and carries an interest rate of Prime plus one (1%) percent. On March 21, 2001, this agreement was renewed for one year under the same terms. In April of 2002 the loan was extended for an additional six months. In June 2002, the Hayut Group, of which Jacov Hayut the Company's Chairman and CEO, made a $100,000 payment and arranged to convert the balance of the Company's revolving line of credit with Bridge View Bank into a long term note. In November 2002, the Company's line of credit with Bridge View Bank was fully paid.

Effective December 9, 2002, the Company entered into a 36 month note with Ronnie Antebi in the amount of $260,000. This note bears an interest rate of 12% per annum and is payable in 36 equal installments of $8,635.72, commencing January 9, 2003. The proceeds of this note were used to retire the Bridge View Bank line of credit (see footnote 6), the balance was used for working capital purposes.

Modern Medical believes that its current operations along with its current capital resources will provide it adequate working capital for the next twelve months.

These are the only trends, commitments, events and/or material uncertainties known to Modern Medical.

Going Concern

Modern Medical's 2002 and 2001 financial statements have been presented on a basis that it is a going concern. Due to significant losses during the years ended December 31, 2002 and 2001, the accountants' reports have an explanatory paragraph stating that Modern Medical's continued existence is in doubt.

As described above, during 2002 and 2001 Modern Medical has been able to reduce its debt service by approximately $408,000 per year and raised approximately $785,000 through the issuance of equity and debt securities. Management believes that its current operations along with its current capital resources will provide Modern Medical sufficient cash resources to support its operations for the next twelve months.

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

See pages F-1 to F-17

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act

The officers and directors of the Company, and further information concerning them, are as follows:

Name                    Age          Position

Baruh Hayut             40           Chairman of the Board of Directors and CEO

Jacov Hayut             35           President, COO, Secretary and Director

Minesh Patel            30           Chief Financial Officer and Director


Each of the above officers and directors shall hold office until the next annual meeting of the Company's shareholders and until a successor is elected and qualified.

BARUH HAYUT was appointed Chairman of the Board of Directors and Chief Executive Officer on March 31, 2003. From June 2002 through March 31, 2003, Mr. Hayut served as a financial consultant to the Company. Prior thereto, Mr. Hayut served as a corporate finance and investment banker with Thomhil Group and Joseph Charles and Associates. From 1992 to 1997, Mr. Hayut was a registered representative with H.J. Meyers & Co.

JACOV HAYUT was appointed Chairman of the Board of Directors, Chief Executive Officer and Acting Chief Financial Officer of the Company in June 2002 and served in these capacities until March 31, 2003. Mr. Hayut has however retained the positions of Director, President, Chief Operating Officer and Secretary. From 1995 to present, Mr. Hayut has been President and Chief Operating Officer of AA Flooring based in Atlanta, Georgia. From 1993 to 1995, Mr. Hayut was a registered representative with H.J. Meyers & Co. and Argent Securities Corp.

MINESH PATEL was appointed to the Board of Directors of the Company in June 2002 and on November 2002 was appointed Chief Financial Officer. From February 2001 through November 2002, Mr. Patel was an Investment Broker with the firm of JP Turner & Company LLC. From October 1998 through February 2001, Mr. Patel was an Investment Broker with the firm of JW Genesis. Mr. Patel received his Masters in Business Administration with a concentration in Finance from Georgia State University.

Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 2002, the Company believes all reports required to be filed by Section 16(a) were filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 2002 (referred to as "2002" in this table), the year ended December 31, 2001 (referred to as "2001" in this table), and for the year ended December 31, 2000 (referred to as "2000" in this table), paid to the Company's Chief Executive Officer.

Summary Compensation Table

Name and Principal                                           All Other
Position                  Year          Salary              Compensation
                          ----          ------              ------------
Jacov Hayut
Chairman, CEO
June 2002 to
March 2003               2002          $  12,436                  -0-


Roger Findlay            2002          $  22,531                  -0-
Chairman, President
and CEO to June 2002     2001          $  69,275                  -0-

                         2000          $  90,658                  -0-


Employment Agreements

The Company doesn't currently have any employment agreements with its executive officers.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 28, 2002 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of Modern Medical, each officer and director of Modern Medical and all officers and directors as a group. The table does not include securities exercisable into common stock that have not yet vested or are not exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each such person or entity is 439 Chestnut Street, 2nd Floor, Union, New Jersey 07083.

Name and Address                 Number of Shares             Percentage of
Of Beneficial Owner              Beneficially Owned(1)         Common Stock
-------------------              ---------------------         ------------

Jacov Hayut                         12,045,000                   83.0%
Barry Hayut                                 -0-                   0.0%
Minesh Patel                                -0-                   0.0%


All officers and directors          12,045,000                   83.0%
as a group (3 persons)

Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------
Plan category               Number of Securities to   Weighted-average          Number of securities
                            be issued upon exercise   exercise price of         remaining available for
                            of outstanding options,   outstanding options,      future issuance under
                            warrants and rights       warrants and rights       equity compensation
                                                                                plans (excluding
                                                                                securities reflected in
                                                                                column (a))
----------------------------------------------------------------------------------------------------------
Equity compensation plans   300,000                   $2.125                    200,000
approved by security
holders
----------------------------------------------------------------------------------------------------------
Equity compensation plans   -0-                       -0-                       -0-
not approved by security
holders
----------------------------------------------------------------------------------------------------------

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

In June 2002, the Company issued an aggregate of $220,000 principal amount of its 9.25% convertible secured promissory notes to Jacvo Hayut which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. As of December 31, 2002, an aggregate of $25,000 principal amount has retired by the Company. Jacov Hayut is a Director and Officer of the Company.

In June 2002, the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. Motti Sharon was a Director of the Company at the time the notes were issued.


Item 13. Exhibits, Lists and Reports on Form 8- K

         (a) Exhibits

99.1 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

There were no reports filed on Form 8-K during the quarter ended December 31, 2002.

Item 14. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c ) under the Exchange Act) as of a date within 90 days of the date of this Form 10-KSB. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness. There have been no significant changes in the Company's internal controls subsequent to the date of the evaluation described above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                      MODERN MEDICAL MODALITIES CORPORATION

             By: /s/ Baruh Hayut
                 ---------------
                 Baruh Hayut, Chairman of the Board and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature              Title                                     Date
                       -----                                     ----

/s/ Baruh Hayut        Chairman of the Board and Chief           April 29, 2003
---------------        Executive Officer
Baruh Hayut

/s/ Jacov Hayut        President, COO, Secretary and Director    April 29, 2003
---------------
Jacov Hayut


/s/ Minesh B. Patel    Director                                  April 29, 2003
-------------------
Minesh B. Patel

CERTIFICATION BY BARUH HAYUT PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

I,  Baruh Hayut, certify that:
1. I have reviewed this annual report on Form 10-KSB of Modern Medical Modalities Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this annual report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and
(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED APRIL 29, 2003                    /s/ BARUH HAYUT
                                            -----------
                                            BARUH HAYUT
                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR

CERTIFICATION BY JACOV HAYUT PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

I, Jacov Hayut, certify that:

1. I have reviewed this annual report on Form 10-KSB of Modern Medical Modalities Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this annual report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and
(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED APRIL 29, 2003                  /s/ JACOV HAYUT
                                          -------------
                                          JACOV HAYUT
                                          PRESIDENT, COO, SECRETARY AND DIRECTOR

CERTIFICATION BY MINESH PATEL PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

I, Minesh Patel, certify that:

1. I have reviewed this annual report on Form 10-KSB of Modern Medical Modalities Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this annual report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and
(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED APRIL 29, 2003                   /s/ MINESH PATEL
                                           -------------
                                           MINESH PATEL
                                           CHIEF FINANCIAL OFFICER AND DIRECTOR

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Modern Medical Modalities Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Modern Medical Modalities Corporation (a New Jersey corporation) and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2002, and the results of operations and their cash flows for each of the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency and has suffered recurring losses from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LIEBMAN GOLDBERG & DROGIN, LLP

Garden City, New York
May 8, 2003

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2002

                 ASSETS

Current assets:

        Cash and cash equivalents                                            $     7,052
        Accounts receivable (less contractual allowances of
            $2,100,911)                                                        1,595,032
        Notes receivable - current portion (less estimated
            reserve for collectibility of $100,438)                              122,968
        Other current assets                                                      68,381
                                                                             -----------

                                   Total current assets                        1,793,433
                                                                             -----------

Property and equipment, net of accumulated depreciation of $4,429,535          1,031,976
                                                                             -----------

Other assets:
        Deferred tax asset                                                       484,718
        Notes receivable, net of current portion (less estimated
            reserve for collectibility of $139,068)                              208,599
        Investment in joint ventures                                              34,377
        Deposits                                                                  17,178
                                                                             -----------

                                    Total other assets                           744,872
                                                                             -----------

                                       TOTAL ASSETS                          $ 3,570,281
                                                                             ===========

                       See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2002

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
        Line of credit                                                    $    71,180
        Accounts payable                                                      457,944
        Accrued expenses                                                      194,700
        Current portion long term debt                                        538,655
        Loan payable, current portion                                          76,548
        Loan payable - joint venture, current portion                          63,808
        Loans payable - shareholders, current portion                          35,250
        Provision for site closings                                           387,847
                                                                          -----------

                                 Total current liabilities                  1,825,932
                                                                          -----------

Other liabilities:
        Long term debt, net of current portion                                789,131
        Loan payable                                                          183,452
        Loan payable - joint venture, net of current portion                  155,810
        Convertible debt                                                    1,477,000
        Loans payable shareholders, net of current portion                    133,951
                                                                          -----------

                                  Total other liabilities                   2,739,344
                                                                          -----------

                                     Total liabilities                      4,565,276
                                                                          -----------

Minority interest                                                             (39,245)
                                                                          -----------

Commitments and contingencies

Stockholders' deficit:
        Common stock, $0.0002 par value, Authorized - 15,000,000 shares
             Issued and outstanding - 14,506,471 shares                         2,902
        Additional paid-in capital                                          4,501,323
        Accumulated (deficit)                                              (5,459,975)
                                                                          -----------

                                Total stockholders' (deficit)                (955,750)
                                                                          -----------

                    TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)         $ 3,570,281
                                                                          ===========

                       See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Years Ended December 31,
                                                -------------------------------
                                                      2002             2001
                                                ---------------   ------------
Operating income:
     Net revenues from services                 $     3,048,831   $  3,855,506
     Cost of services provided                        2,090,080      2,430,910
                                                ---------------   ------------

Total operating income                                  958,751      1,424,596
                                                ---------------   ------------

Operating Expenses:
     Selling, general and administrative                892,542        845,892
     Bad debts                                           97,000         80,147
     Depreciation and amortization                      710,153        732,154
                                                ---------------   ------------

Total operating expenses                              1,669,695      1,658,193
                                                ---------------   ------------

(Loss) from operations                                 (740,945)      (233,597)
                                                ---------------   ------------

Other income (expenses):
     Interest income                                     35,788         57,016
     Interest expense                                  (393,713)      (453,868)
     Miscellaneous income                                64,459        154,785
     Gain on settlement of insurance claim               48,027              -
     Loss on sale of subsidiary                         (67,352)             -
     Income from joint ventures                          49,401        132,223
                                                ---------------   ------------

Total other income(expense)                            (263,390)      (109,844)
                                                ---------------   ------------

(Loss) before income taxes and minority interest     (1,004,335)      (343,441)

Provision/(benefit) for income taxes                          -              -
                                                ---------------   ------------

(Loss) before minority interest                      (1,004,335)      (343,441)

Minority interests                                       22,085         (2,589)
                                                ---------------   ------------

Net (loss)                                      $      (982,250)   $  (346,030)
                                                ===============    ===========

(Loss) per share, basic and diluted             $         (0.19)   $     (0.14)
                                                ===============    ===========

Number of weighted average shares outstanding         5,058,554      2,506,471
                                                ===============    ===========

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                      Additional      Retained
                                            Number of      Common       Paid-In       Earnings
                                              Shares       Stock        Capital       (Deficit)        Total
                                          ------------   -----------  ------------  --------------  ------------

Balance at December 31, 2000                2,506,471           502     4,460,223      (4,131,695)      329,030

Net loss for the year ended
     December 31, 2001                              -             -             -        (346,030)     (346,030)
                                          ------------   -----------  ------------  --------------  ------------

Balance at December 31, 2001                2,506,471           502    $4,460,223     ($4,477,725)     ($17,000)
                                          ============   ===========  ============  ==============  ============

Issuance of common stock as
     a partial conversion of the
     Company's convertible debt:
                            July 29, 2002     250,000            50           856               -           906
                         October 12, 2002  11,750,000         2,350        40,244               -        42,594

Net loss for the year ended
     December 31, 2002                              -             -             -         (982,250)    (982,250)
                                          ------------   -----------  ------------  --------------  ------------

Balance at December 31, 2001               14,506,471         2,902    $4,501,323     ($5,459,975)    ($955,750)
                                          ============   ===========  ============  ==============  ============

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the years Ended December 31,
                                                                                    --------------------------------
                                                                                         2002               2001
                                                                                    ---------------    -------------
Cash flows from operating activities
        Net (loss)                                                                  $     (982,250)    $    (346,030)
                                                                                    ---------------    -------------
        Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
               Depreciation and amortization                                               710,153           732,154
               Contractual allowances                                                     (204,653)         (502,248)
               Bad debts                                                                    97,000            80,147
               Income from an unconsolidated joint venture                                 (49,401)         (132,223)
               Minority interest                                                           (22,085)            2,589
               Gain on settlement of insurance claim                                       (48,027)                -
               Loss on sale/disposal of subsidiaries                                        67,352                 -
Increase (decrease) in cash attributable to
        changes in operating assets and liabilities:
               Accounts receivable                                                         747,674           282,344
               Accounts receivable - joint venture                                         (28,521)          124,814
               Affiliate receivables                                                         3,481           202,012
               Other current assets                                                         14,783             4,656
               Deposits and other assets                                                       (78)             (300)
               Accounts payable                                                           (272,766)         (318,271)
               Accrued expenses                                                           (121,753)         (105,781)
               Affiliate payables                                                         (219,223)          157,705
                                                                                    ---------------    -------------
        Total adjustments                                                                  673,936           527,598
                                                                                    ---------------    -------------
Net cash provided (used) by operating activities                                          (308,314)          181,568
                                                                                    ---------------    -------------
Cash flows from investing activities:
               Net (decrease)increase in provision for site closings & other assets         80,153           468,000
               Fixed asset acquisitions                                                          -          (439,732)
               Fixed asset dispositions                                                    716,010            71,877
               Proceeds from conversion of convertible debt                                 43,500                 -
               Investment in joint venture                                                       -           125,000
               Increase in minority interest                                                22,085           (11,195)
                                                                                    ---------------    -------------
Net cash provided by investing activities                                                  861,748           213,950
                                                                                    ---------------    -------------
Cash flows from financing activities:
               Decrease in notes receivable - affiliates                                  (130,222)         (259,906)
               Proceeds from loan payable joint venture                                     10,713           208,905
               (Decrease) increase in shareholder loans                                   (166,190)          140,903
               Line of credit (payments)                                                  (225,715)             (105)
               Net increase (decrease) long term debt                                       19,995          (547,169)
                                                                                    ---------------    -------------
Net cash (used) by financing activities                                                   (491,419)         (457,372)
                                                                                    ---------------    -------------
Net increase (decrease) in cash and cash equivalents                                        62,015           (61,854)
Cash and equivalents, beginning of year                                                    (54,963)            6,891
                                                                                    --------------     -------------
Cash and equivalents, end of year                                                          $ 7,052     $     (54,963)
                                                                                    ==============     =============

Supplemental cash flow information
        Interest paid                                                               $      583,928     $     378,824
                                                                                    ==============     =============
        Income taxes paid                                                           $            -     $           -
                                                                                    ==============     =============
        Convertible shares issued (12,000,000 in 2002)                             $            -     $           -
                                                                                    ==============     =============

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

Basis of Presentation:

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing and Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., Amherst Medical Equipment Leasing Corp., MRI Imaging Center at PBI Corporation, Metairie Medical Equipment Leasing Corp., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corp., and its 84% owned joint venture, Plainfield MRI Associates, by contract manages the joint venture, is the managing joint venturer and has unilateral control. Investment in an unconsolidated joint venture, Union Imaging Associates, Joint Venture in which the Company has a 10% interest and significant influence, is accounted for under the equity method. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

Advertising and Promotion Costs:

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the two years ended December 31, 2002 and 2001, such costs aggregated $476,462 and $532,205, respectively.

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

Recently Issued Accounting Pronouncements:

Goodwill and Other Intangible Assets:

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

accounting for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

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

NOTE 2 - GOING CONCERN UNCERTAINTY.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $32,499 as of December 31, 2002, and has continuously sustained significant losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has continued its implementation of a restructuring plan for its subsidiaries and believes this plan will make the Company profitable in future periods. The plan includes increasing marketing personnel to increase patient service revenue, as well as a reduction of administrative personnel. Duties of those employees whose jobs were eliminated were reassigned to existing employees. Management believes that the steps it is taking will allow the Company to continue in existence.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS, (continued).

Effective as of the close of business on November 7, 2002, the Company sold all of the issued and outstanding shares (100 shares) of South Jersey Medical Equipment Leasing Corporation for $239,520. The sale price is payable in 31 equal installments of $7,726, commencing on the 15th day of November 2002. The Company recorded a loss on this transaction in the amount of $67,352.

NOTE 4 - PROPERTY AND EQUIPMENT.

Property and equipment are summarized by major classification as follows:

                                                                    December 31,
                                                   Useful lives        2002
                                                   ------------        ----
       Medical Equipment                          5 - 10 years     $4,924,552
       Building                                       15 years        310,860
       Furniture and Fixtures                      3 - 5 years         35,291
       Automobiles                                     5 years         28,157
       Computer equipment and software             3 - 5 years         46,803
       Leasehold improvements                     5 - 10 years         15,848
                                                                   ----------

                                                                    5,461,511
       Less: Accumulated Depreciation
           and Amortization                                         4,429,535
                                                                    ---------
                                                                   $1,031,976
                                                                   ==========

       Depreciation expense for the year ended December 31, 2002   $  710,153
                                                                   ==========

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

                             Total      Long-term         Total        Total
                             Assets        Debt         Liabilities   Capital
                             ------     ---------       -----------   -------

       December 31, 2002   $3,461,981     $699,345    $1,482,905     $1,979,076
       December 31, 2001    3,745,422    1,083,658     1,618,101      2,127,321

                                                                          10%
                                           Gross                      Allocation
                                         Revenues     Net Income      of Income
                                         --------     ----------      ---------

       December 31, 2002                $4,259,682      $494,010        $49,401
       December 31, 2001                 4,140,922       596,296         59,630

In accordance with the Company's agreement with Union Imaging Associates, the Company has received management fees and partner cash distributions as follows:

                                                         Years Ended
                                                   12/31/02         12/31/01

                                                        (in thousands)
      Revenue Received:
        Management fees                             $484.3           $483.2
        Partner cash distributions                    64.2             86.6
                                                      ----             ----

              Total receipts                        $548.5           $569.8
                                                    ======           ======

Income generated from other joint ventures that the Company owns an interest in aggregate $0 and $2,400 for the years ended December 31, 2002 and 2001, respectively.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 6 - LINE OF CREDIT.

In January 2002, the Company opened a commercial line of credit in the amount of $100,000 with First Union National Bank. This loan was for one year in duration and carries an interest rate of Prime plus zero (0%) percent. In December 2002, this agreement was renewed for one year under the same terms. The loan automatically renews if the outstanding balance is $0.00 for any consecutive 30 day period during the year.

In March 2000, the Company opened a commercial line of credit in the amount of $300,000 with Bridge View Bank in Englewood, New Jersey. Under the terms of the agreement, certain Directors of the Company are guarantors of the loan. This loan was for one year in duration and carries an interest rate of Prime plus one (1%) percent. On March 21, 2001, this agreement was renewed for one year under the same terms. In April of 2002 the loan was extended for an additional six months. In June 2002, the Hayut Group, of which Jacov Hayut the Company's Chairman and CEO, made a $100,000 payment and arranged to convert the balance of the Company's revolving line of credit with Bridge View Bank in to a long term note. In November 2002, the Company's line of credit with Bridge View Bank was fully paid.


NOTE 7 - CONVERTIBLE DEBT

In October 1999, the Company issued an aggregate of $500,000 principal amount of it's 10% convertible notes to two investors which were due on October 18, 2000. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625.

In June 2002, Jacov Hayut purchased each of the notes and intends to convert each Note into shares of the Company's common stock. On July 29, 2002, Mr. Hayut formally notified the Company that he intends to convert $43,500 principal amount of the Notes into shares of the Company's common stock. Pursuant to the terms of the conversion of the Note, Mr. Hayut is required to give the company seventy-five (75) days prior written notice of his intention to convert the Note into more than 9.9% of the Company's outstanding shares of common stock. Therefore, 250,000 shares of common stock were issued immediately and the remaining 11,750,000 shares were issued approximately 75 days later on October 15, 2002. Based on conversion price of $.003625, $43,500 principal amount of the Notes converts into 12,000,000 shares of common stock. Mr. Hayut is required to transfer 2% of such shares received upon conversion to the previous Noteholder. Upon the issuance of the remaining 11,750,000 shares of common stock, Mr. Hayut will own approximately 82% of the Company's issued and outstanding common stock.

In June 2002, the Company issued an aggregate of $220,000 principal amount of it's 9.25% convertible secured promissory notes to Jacov Hayut which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. As of December 31, 2002, an aggregate of $25,000 principal amount has retired by the Company.

In June 2002, the Company issued an aggregate of $100,000 principal amount of it's 9.25% convertible secured promissory notes to Motti Sharon which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

In July 2002, the Company issued an aggregate of $65,000 principal amount of it's 9.25% convertible secured promissory notes to Yossef Azoulai which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

In August 2002, the Company issued an aggregate of $100,000 principal amount of it's 9.25% convertible secured promissory notes to Irit and Yossef Azoulai which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 8 - EMPLOYEE STOCK OPTIONS.

Stock options granted to date under the Company's 1999 Stock Option Plan expire ten years after date of grant and are immediately exercisable.

A summary of options granted and related information for the years ended December 31, 2002 and 2001 is as follows:

                                                             Weighted Average
                                                Options        Exercise Price
                                                -------        --------------

        Outstanding, December 31, 2000          300,000            $2.125

        Granted                                    -                 -

        Exercised                                  -                 -

        Canceled                                   -                 -
                                                   -                 -

        Outstanding, December 31, 2001          300,000            $2.125

        Granted                                    -                 -

        Exercised                                  -                 -

        Canceled                                   -                 -
                                                   -                 -

        Outstanding, December 31, 2002          300,000            $2.125
                                                =======            ======

The weighted-average remaining contractual life of these options is approximately 5.5 years. Five individuals hold the outstanding options at December 31, 2002.

NOTE 8 - EMPLOYEE STOCK OPTIONS (continued).

The Company applies APB 25 and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized for its Option Plan. Had compensation cost for the Option Plan been determined using the fair value based method, as defined in SFAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:


                                                   2002             2001
                                                   ----             ----
       Net loss:
         As reported                           ($982,250)      ($346,030)
         Pro forma                             ($982,250)      ($346,030)
       Basic and diluted loss per share:
         As reported                              ($0.19)         ($0.14)
         Pro forma                                ($0.19)         ($0.14)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002 and 2001: expected volatility of 50%; risk free interest rate of 6.0%; and expected lives of 5.5 and 6.5 years, respectively.

Since there was a substantial market decrease in the Company's common stock price, the option was deemed to be worthless, accordingly there is no Proforma compensation cost in 2002.

NOTE 9 - LONG-TERM DEBT.

Long-term debt consists of the following:
                                                         December 31, 2002
                                                         -----------------
       Line of credit                                        $   71,180
       Notes payable                                            260,000
       Capitalized lease obligations            (a)           1,327,786

       Less current portion                                     686,383
                                                             ----------

       Long-term debt, net of current portion                $  972,583
                                                             ==========

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 9 - LONG-TERM DEBT (continued).

Line of credit:

In January 2002, the Company opened a commercial line of credit in the amount of $100,000 with First Union National Bank. This loan was for one year in duration and carries an interest rate of Prime plus zero (0%) percent. In December 2002, this agreement was renewed for one year under the same terms. The loan automatically renews if the outstanding balance is $0.00 for any consecutive 30 day period during the year.

Notes Payable:

During December 2002, the Company negotiated a 36 month note payable with an unrelated third party. This note was utilized to pay the Bridge View Bank line of credit in full, see note 6 and provide working capital. The note carries an annual interest rate of 12% and is payable in 36 equal installments of $8,635.72, commencing on January 9, 2003.

Capitalized Lease Obligations:

The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. Accumulated depreciation of assets under capital lease at December 31, 2002 aggregated $4,272,077. The interest rates on these capital leases vary between 9.4% and 17.2% per annum. Monthly payments for these leases is approximately $49,000 for interest and principal.

Accounts Receivable Financing:

The Company entered into an agreement with DVI Business Credit to finance up to $1,500,000 of the accounts receivable balances from two of the Company's subsidiaries and one of its joint ventures. The agreements extend for consecutive one-year terms. The agreement is non-cancelable, except in the event of default by the Company. At December 31, 2001, the amount financed under these agreements totaled $330,360. The accounts receivable financing was fully paid off August 30, 2002.

The future principal payments for long-term debt are as follows:

                                              December 31, 2002
                                              -----------------
                     2003                         $  615,203
                     2004                            671,804
                     2005                            371,959
                                                  ----------

                                                  $1,658,966
                                                  ==========

NOTE 10 - RESTRUCTURING OF LONG-TERM DEBT

Effective June 30, 2001, the Company refinanced all of its debt with DVI Financial Services Inc. The refinancing resulted in a monthly reduction of its debt service of approximately $20,000 per month. The refinanced debt is due in 48 equal installments of $47,200.

Effective December 9, 2002, the Company entered into a 36 month note with Ronnie Antebi in the amount of $260,000. This note bears an interest rate of 12% per annum and is payable in 36 equal installments of $8,635.72, commencing January 9, 2003. The proceeds of this note were used to retire the Bridge View Bank line of credit (see footnote 6), the balance was used for working capital purposes.

NOTE 11 - STOCKHOLDERS' EQUITY

In February 1994, the Company completed an initial public offering of its securities pursuant to the Securities Act of 1993 (as amended) from which it received proceeds of $1,986,181, net of commissions and expenses of the offering of $601,319. The offering included the sale of 258,750 units including the underwriters' over allotment of 33,750 units at a selling price of $10.00 per unit. Each unit consisted of one (1) share of the Company's $0.0002 par value common stock ("Common Stock") one (1) Class A Redeemable Common Stock Purchase Warrant ("A Warrant") and one (1) Class B Redeemable Common Stock Purchase Warrant ("B Warrant). The A & B Warrants were allowed to expire on February 5, 2002.

On April 8, 1999 and July 17, 1999, the Company changed its common stock stated par value from $.0001 to $.0002 and increased its authorized shares from 2,500,000 to 15,000,000, respectively.

In October 1999, the Company issued 2,500,000 warrants to purchase shares of common stock at an exercise price of $2.0625, subject to adjustment, in connection with the issuance of $500,000 in convertible notes. The warrant holders are entitled to purchase the shares at anytime for a period of three years, this right expired on October 18, 2002. In connection with the issuance, the Company issued 60,000 shares of common stock as follows: J. Hayut, 45,000 shares; Libra Finance, S.A., 10,000 shares; Hyett Capital, LTD, 5,000 shares.

In June 2002, Jacov Hayut purchased the Company's $500,000 in convertible notes and intends to convert the notes into shares of the Company's common stock. On July 29, 2002, Mr. Hayut formally notified the Company that he intends to convert $43,500 principal amount of the Notes into shares of the Company's common stock. Pursuant to the terms of the conversion of the Note, Mr. Hayut is required to give the company seventy-five (75) days prior written notice of his intention to convert the

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

Note into more than 9.9% of the Company's outstanding shares of common stock. Therefore, 250,000 shares of common stock were issued immediately and the remaining 11,750,000 shares were issued approximately 75 days later on October 15, 2002. Based on conversion price of $.003625, $43,500 principal amount of the Notes converts into 12,000,000 shares of common stock. Mr. Hayut is required to transfer 2% of such shares received upon conversion to the previous Noteholder. Upon the issuance of the remaining 11,750,000 shares of common stock, Mr. Hayut will own approximately 82% of the Company's issued and outstanding common stock.

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

The Company has recorded an income tax provision (credit) at December 31, 2002 and 2001 of $ -, and $ -, respectively. The Company has a net operating loss carry-forward for federal income tax purposes of approximately $8,182,000, and a capital loss carry forward approximating $1,135,000 at December 31, 2002 available to offset income taxes through 2016 - 2021, and 2003 (capital loss), respectively.

        The provision (credit) for income taxes is comprised of the following:

                                                           December 31,
                                                       2002              2001
                                                       ----              ----
                 Current:
                     Federal                            $-                $-
                     State and local                     -                 -
                 Deferred:
                     Federal                             -                 -
                     State and local                     -                 -
                                                         -                 -

                 Net income (loss)                      $-                $-
                                                        ==                ==

The following is a reconciliation for the U.S. federal statutory tax rate and the apparent tax rate:

                                                      2002              2001
                                                      ----              ----

                U.S. Federal statutory rate             -                 -
                State taxes                             -                 -
                -----------                             -                 -

                Effective tax rate                      -                 -
                                                        =                 =

The tax effects of temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities are as follows:

      Deferred Tax
      ------------
                                                       Asset       Liabilities

          Net revenues                            $       --       $        --
          Other receivables                               --                --
          Operating expenses                              --                --
          Depreciation                                    --                --
          Net operating loss carry forward          3,837,356               --
                                                    ---------               --

          Subtotal                                  3,837,356               --
                                                                            --

          Net deferred tax asset                    3,352,638
          Valuation allowance - 100%               (3,352,638)
                                                  -----------

          Deferred taxes - subtotal                        --

          Capital loss carry forward                  484,718
                                                  -----------

          Total deferred tax asset                $   484,718
                                                  -----------

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 13 - RELATED PARTY TRANSACTIONS.

On March 3, 2000, the Company negotiated a commercial line of credit in the amount of $300,000 with Bridge View Bank in Englewood, New Jersey. Pursuant to the terms of the line of credit, the former officers of the Company were guarantors on the loan. The loan was for a one-year period with an interest rate on the loan based on Bridge View's Base/Prime commercial lending rate plus one
(1) percent floating for the term of the loan. On March 21, 2001, the line of credit was extended one year to March 21, 2002 and was subsequently extended for an additional six months. During December 2002 the Bridge View Bank line balance of approximately $196,000 was paid in full from the proceeds of a note payable from an unrelated third party, see notes 6 and 9.

NOTE 14 - COMMITMENTS AND CONTINGENCIES.

(a) Employment Agreements:

In June 1997, the Company entered into a five-year employment agreement with Roger Findlay, President, which expired in June 2002. Pursuant to the agreement Mr. Findlay receives an annual salary of $120,000 along with a monthly car allowance of $350. The agreement does not contain a non-competition agreement.

In June 1997, the Company entered into a five-year employment agreement with Jan Goldberg, Vice President, which expired in June 2002. Pursuant to the agreement Mr. Goldberg receives an annual salary of $95,000 along with a monthly car allowance of $350. The agreement does not contain a non-competition agreement.

In June 1997, the Company entered into a five-year employment agreement with Gregory Maccia, Vice President, which expired in June 2002. Pursuant to the agreement Mr. Maccia receives an annual salary of $95,000 along with a monthly car allowance of $350. The agreement does not contain a non-competition agreement.

(b) Properties:

The Company leases 1,765 square feet located at 1719 Route 10 East, Suite 117, Parsippany, New Jersey, which is comprised of the Company's executive offices. The Company is party to a lease covering the facility that expires on February 28, 2004, and provides for monthly rental payments of $2,722. The Company believes that its facilities are adequate for its current and future operations. The Company' directly or through its consolidated subsidiaries is also party to two additional site leases with a combined monthly rental $5,090, these leases expire at various times through December of the year 2006 and are renewable for five year terms at the Company's option.

NOTE 15 - LITIGATION.

In 1999, KFC Ventures, LLC ("KFC") named the Company, its wholly owned subsidiary Metairie Medical Equipment Leasing Corp., and four principals of the Company and/or Metairie Medical Equipment Leasing Corp in a suit alleging KFC was fraudulently induced to invest in Open MRI and Imaging Center of Metairie, LLC. KFC alleges claims for fraud, federal and state securities fraud, unfair trade practices, detrimental reliance, intentional breach of contract, breach of the covenant of good faith and fair dealing, and breach of fiduciary duty. The parties have reached a settlement whereby the Company will repay the loan portion of the original investment to KFC. It was paid in full during the first quarter of 2002.

The Company and certain of its past officers and directors (Messrs. Findlay, Maccia, Goldberg and Gedeon) are named as defendants in an adversary proceeding brought by the unsecured creditors committee in the bankruptcy proceeding involving Prime Contracting Corp., Case No. 00-34073 (DS), US Bankruptcy Court
(NJ), the Official Committee of Unsecured Creditors on Behalf of the Bankruptcy Estate of Prime Contracting Corp. v. Hamilton McGregor, et al, Adversary Proceeding No. 00-3602. The Company is named in five counts of the twenty count Complaint alleging (i) a conspiracy to defraud plaintiffs and other creditors of Prime pursuant to the RICO Act of 1970, (ii) breach of fiduciary duty and duty of loyalty, theft of corporate business opportunity and corporate assets, and
(iii) conversion. The complaint also seeks to extend the bankruptcy proceeding to the company and other corporate defendants named in the Complaint. The Company is a participant along with a number of affiliated entities, and past and present officers and directors, in a combined settlement of this litigation. The settlement provides for a cash payment to the reorganized debtor, along with a note to be executed, which requires quarterly payments over two years with interest at 6%. The Company is jointly and severally liable for both the cash payment and the note along with a number of the other defendants in the case. Under this settlement the Company is required to make eight quarterly payments of $12,500 each plus 6% interest commencing July 2002. The first four quarterly payments have been made. The full amount of the Company's portion of the settlement has been accrued in the 2001 financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 15 - LITIGATION (continued).

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

NOTE 16 - SUBSEQUENT EVENT

On March 1, 2002, the Company relocated its offices to Union, New Jersey. It occupies space jointly with Union Imaging Associates, JV, in which the Company owns 10% interest and significant influence. The Company has not executed a lease but shares common rental expenses of approximately $500 per month. The Company continues to incur rent expense in Parsippany, New Jersey until the end of the lease in February 2004 or a prior sub-tenant or a new tenant lease is executed.