Form 10QSB
period 2003-03-31
MODERN MEDICAL MODALITIES CORP
filed 2003-06-12
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGES ACT

             For the transition period from __________ to __________

                         Commission file number 0-23416

                      MODERN MEDICAL MODALITIES CORPORATION
        (Exact name of Small Business Issuer as Specified in Its Charter)


New Jersey                                                           22-3059258
----------                                                           ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

439 Chestnut Street
Union, NJ  07083                                                       07054
----------------                                                       -----
(Address of principal executive offices)                             (Zip Code)

          908-687-8840 (Issuer's telephone number, including area code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

         The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on June 11, 2003 was 14,506,471 shares.

         Transitional Small Business Disclosure Format (check one):
Yes                  No       X
    --------------      ------------

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                 MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                     Page Number
Item 1.   Financial Statements............................................4-10
Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operation..........................11-14
Item 3.   Controls and Procedures.........................................14

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................16
Item 6.   Exhibits and Reports on Form 8-K................................16
          Signature Page .................................................17

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
            Consolidated Balance Sheets as of March 31, 2003 and
               December 31, 2002.............................................4-5
            Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002...................................6
            Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002...................................7
            Notes to the Consolidated Financial Statements..................8-10

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                        March 31,       December 31,
                                                                                                           2003             2002
                                                                                                       ------------     ------------
                                      ASSETS

Current assets:

     Cash and cash equivalents                                                                         $     22,398     $      7,052
     Accounts receivable (less contractual allowances of
       ($2,051,319 & $2,100,911)                                                                          1,625,781        1,595,032
     Notes receivable - current portion (less estimated
       reserve for collectibility of $269,506 & $100,438)                                                   127,524          122,968
     Other current assets                                                                                    18,782           68,381
                                                                                                       ------------     ------------

                                Total current assets                                                      1,794,485        1,793,433
                                                                                                       ------------     ------------

Property and equipment, net of accumulated depreciation
     of $4,514,661 & $4,429,535)                                                                            972,014        1,031,976
                                                                                                       ------------     ------------

Other assets:
     Deferred tax asset                                                                                     484,718          484,718
     Notes receivable, net of current portion                                                               174,737          208,599
     Investment in joint ventures                                                                           357,897           34,377
     Deposits                                                                                                21,013           17,178
                                                                                                       ------------     ------------

                                Total other assets                                                        1,038,365          744,872
                                                                                                       ------------     ------------

                                TOTAL ASSETS                                                           $  3,804,864     $  3,570,281
                                                                                                       ============     ============

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                                       March 31,       December 31,
                                                                                                          2003             2002
                                                                                                      ------------     ------------
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
      Line of credit                                                                                  $     70,899     $     71,180
      Accounts payable                                                                                     505,781          457,944
      Accrued expenses                                                                                     191,391          194,700
      Due to affiliate                                                                                      41,058                0
      Current portion long term debt                                                                       692,383          538,655
      Loan payable, current portion                                                                              0           76,548
      Loan payable - joint venture, current portion                                                         65,422           63,808
      Loans payable - shareholders, current portion                                                         56,400           35,250
      Provision for site closings                                                                          387,847          387,847
                                                                                                      ------------     ------------

                            Total current liabilities                                                    2,011,181        1,825,932
                                                                                                      ------------     ------------

Other liabilities:
      Long term debt, net of current portion                                                             1,027,146          789,131
      Loan  payable, net of current portion                                                                      0          183,452
      Loan payable - joint venture, net of current portion                                                 138,836          155,810
      Convertible debt                                                                                   1,532,706        1,477,000
      Loans payable shareholders, net of current portion                                                   112,801          133,951
                                                                                                      ------------     ------------

                            Total other liabilities                                                      2,811,489        2,739,344
                                                                                                      ------------     ------------

                              Total liabilities                                                          4,822,670        4,565,276
                                                                                                      ------------     ------------

Minority interest                                                                                          (35,144)         (39,245)
                                                                                                      ------------     ------------

Commitments and contingencies

Stockholders' deficit:
      Common stock, $0.0002 par value, Authorized - 15,000,000 shares
        Issued and outstanding - 14,506,471 shares                                                           2,902            2,902
      Additional paid-in capital                                                                         4,501,323        4,501,323
      Accumulated (deficit)                                                                             (5,486,887)      (5,459,975)
                                                                                                      ------------     ------------

                            Total stockholders' (deficit)                                                 (982,662)        (955,750)
                                                                                                      ------------     ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                       $  3,804,864     $  3,570,281
                                                                                                      ============     ============

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              For the three months ended March 31,
                                                                                             ---------------------------------------
                                                                                                    2003                 2002
                                                                                             -----------------     -----------------
Operating income:
   Net revenues from services                                                                $        572,921      $        897,052
   Cost of services provided                                                                          356,243               634,412
                                                                                             ----------------      ----------------

Total operating income                                                                                216,678               262,640
                                                                                             ----------------      ----------------

Operating Expenses:
   Selling, general and administrative                                                                109,804               308,729
   Depreciation and amortization                                                                       91,665               194,710
                                                                                             ----------------      ----------------

Total operating expenses                                                                              201,469               503,439
                                                                                             ----------------      ----------------

Income/(loss) from operations                                                                          15,209              (240,799)
                                                                                             ----------------      ----------------

Other income (expenses):
   Interest income                                                                                      7,262                12,241
   Interest expense                                                                                   (71,532)             (100,805)
   Miscellaneous income                                                                                 9,750                28,509
   Income from joint ventures                                                                          16,500                19,299
                                                                                             ----------------      ----------------

Total other income(expense)                                                                           (38,020)              (40,756)
                                                                                             ----------------      ----------------

(Loss) before income taxes and minority interest                                                      (22,811)             (281,555)

Provision/(benefit) for income taxes                                                                     --                    --
                                                                                             ----------------      ----------------

(Loss) before minority interest                                                                       (22,811)             (281,555)

Minority interests                                                                                     (4,101)                1,001
                                                                                             ----------------      ----------------

Net (loss)                                                                                   $        (26,912)     $       (280,554)
                                                                                             ================      ================

(Loss) per share, basic and diluted                                                                   ($0.002)              ($0.002)
                                                                                             ================      ================

Number of weighted average shares outstanding                                                      14,506,471             2,506,471
                                                                                             ================      ================

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                For the three months ended March 31,
                                                                                                ------------------------------------
                                                                                                      2003                2002
                                                                                                ---------------     ---------------
Cash flows from operating activities
     Net (loss)                                                                                 $       (26,912)    $      (280,554)
                                                                                                ---------------     ---------------
     Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
          Depreciation and amortization                                                                  91,665             194,710
          Contractual allowances                                                                        (49,592)            796,277
          Income from an unconsolidated joint venture                                                   (16,500)            (19,299)
          Minority interest                                                                                --                (1,001)
Increase (decrease) in cash attributable to
     changes in operating assets and liabilities:
          Accounts receivable                                                                            18,843            (782,015)
          Accounts receivable - joint venture                                                              --                 6,034
          Affiliate receivables                                                                            --                 7,792
          Other current assets                                                                           49,599             (20,129)
          Deposits and other assets                                                                       3,835              (9,500)
          Accounts payable                                                                               47,837              93,040
          Accrued expenses                                                                               (3,309)           (105,041)
          Affiliate payables                                                                               --                22,232
                                                                                                ---------------     ---------------
     Total adjustments                                                                                  142,378             183,100
                                                                                                ---------------     ---------------
Net cash provided (used) by operating activities                                                        115,466             (97,454)
                                                                                                ---------------     ---------------
Cash flows from investing activities:
          Net (decrease)increase in provision for site closings & other assets                             --               (80,140)
          Fixed asset acquisitions                                                                       34,164              10,605
          Fixed asset dispositions                                                                       (2,461)               --
          Proceeds from conversion of convertible debt                                                     --                  --
          Investment in joint venture                                                                  (306,730)               --
          Increase in minority interest                                                                  (4,101)              1,001
                                                                                                ---------------     ---------------
Net cash (used) by investing activities                                                                (279,128)            (68,534)
                                                                                                ---------------     ---------------
Cash flows from financing activities:
          Decrease in notes receivable - affiliates                                                     (33,860)            (35,615)
          Proceeds from loan payable joint venture                                                      (15,360)             (4,646)
          Increase in shareholder loans                                                                    --               168,571
          Line of credit (payments)                                                                        (281)             69,191
          Net increase(reduction) long term debt                                                        228,509            (100,135)
                                                                                                ---------------     ---------------
Net cash provided by financing activities                                                               179,008              97,366
                                                                                                ---------------     ---------------
Net increase(decrease) in cash and cash equivalents                                                      15,346             (68,622)
Cash and equivalents, beginning of year                                                                   7,052               9,252
                                                                                                ---------------     ---------------
Cash and equivalents, March 31, 2003 & 2002                                                     $        22,398     $       (59,370)
                                                                                                ===============     ===============

Supplemental cash flow information
     Interest paid                                                                              $        71,532     $       590,560
                                                                                                ===============     ===============
     Income taxes paid                                                                          $          --       $          --
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

                  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

                  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-KSB for the year ended December 31, 2002.

NOTE 2 - PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                                       March 31,    December 31,
                                                         2003           2002
                                                     ------------   ------------
                                                     (Unaudited)
         Medical Equipment                           $  4,924,552   $  4,924,552
         Building                                         310,860        310,860
         Furniture and Fixtures                            35,291         35,291
         Automobiles                                       48,022         28,157
         Computer equipment and software                   52,102         46,803
         Leasehold improvements                           115,848        115,848
                                                     ------------   ------------
                                                        5,486,675      5,461,511
         Less:  Accumulated Depreciation
                   and Amortization                     4,514,661      4,429,535
                                                     ------------   ------------

                                                     $    972,014   $  1,031,976
                                                     ============   ============

NOTE 3 - ACQUISITIONS:

         On March 21, 2003, the Company acquired an additional 10% interest in Union Imaging Associates, JV its unconsolidated joint venture. This additional 10% brings the Company's ownership of Union Imaging Associates, JV to 20%. It was acquired for $300,000, payable $50,000 at the close and $5,000 monthly installments commencing 30 days after the closing date.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In June 2002, the Company issued an aggregate of $220,000 principal amount of its 9.25% convertible secured promissory notes to Jacov Hayut which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. As of December 31, 2002, an aggregate of $32,000 principal amount has retired by the Company.

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

         In July 2002, the Company issued an aggregate of $65,000 principal amount of its 9.25% convertible secured promissory notes to Yossef Azoulai which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulleting Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On February 1, 2003, the Company issued an aggregate of $150,000 principal amount of its 12.00% convertible secured promissory notes to Ronnie Antiebi, Yossef Azoulai and Shimon Elmaiem which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

NOTE 6 - LITIGATION:

         Other than the legal proceedings reported on the Company's previous Form 10-KSB filings, the Company is not party to any other material legal proceedings.

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

Results of Operations:

For the three months ended March 31, 2003 compared to the three months ended
  March 31, 2002.

Net Revenues from Services:

         Net revenue from services has decreased from approximately $897,000 for the three months ended March 31, 2002 to $573,000 for the same period in 2003. The resulting net decrease is $324,000. This decrease is attributable primarily to the removal of the MRI unit at our South Plainfield facility of approximately $255,000, the sale of our South Jersey Imaging Center in November 2002 of approximately $79,000 and reduced revenues at our Metairie La. Center of approximately $83,000. This decrease in revenues was partially offset by increased revenues (approximately $85,000) at MRI Imaging Center at PBI. The Company is currently in the process of replacing the MRI unit in the Metairie La. Site, the current unit was severally damaged by a storm in 2002.

Cost of services provided:

For the three months ended March 31, 2003, cost of services provided totaled $356,000 as compared to $634,000 for the same period in 2002, resulting in a decrease of approximately $278,000. This decrease relates primarily to the reduction in volume discussed above resulting in lower costs related to medical supplies.

Selling, general and administrative expenses:

For the three months ended March 31, 2003, selling, general and administrative expenses totaled $110,000 as compared to $309,000 for the same period in 2002, resulting in a decrease of approximately $199,000. This decrease relates primarily to reduced marketing costs resulting from a new contract at MRI Imaging at PBI, approximately $110,000 and approximately $41,000 in legal fees at the corporate office. The balance of the reduction resulted primarily related to reduced corporate and support staff as part of a cost reduction effort.

Miscellaneous income:

Miscellaneous Income for the three months ended March 31, 2003 is $9,800 as compared to $28,500 for the same period in 2002 resulting in an decrease of approximately $17,000. This decrease resulted primarily from reduced equipment rental fees and transcription fees from third parties.

Liquidity and Capital Resources:

Modern Medical has a working capital deficiency of $216,696 at March 31, 2003 as compared to a working capital deficiency of $32,499 at December 31, 2002.

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

In June 2002, the Company issued an aggregate of $220,000 principal amount of its 9.25% convertible secured promissory notes to Jacov Hayut which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. As of March 31, 2003, an aggregate of $32,000 principal amount has been retired by the Company.

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

On February 1, 2003, the Company issued an aggregate of $150,000 principal amount of it's 12.00% convertible secured promissory notes to Ronnie Antiebi, Yossef Azoulai and Shimon Elmaiem which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

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

Effective December 9, 2002, the Company entered into a 36 month note with Ronnie Antebi in the amount of $260,000. This note bears an interest rate of 12% per annum and is payable in 36 equal installments of $8,635.72, commencing January 9, 2003. The proceeds of this note were used to retire the Bridge View Bank line of credit, the balance was used for working capital purposes.

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

The Company's chief executive officer and chief financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the first quarter ended March 31, 2003 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS


         Other than the legal proceedings reported on the Company's Form 10-KSB for the year ended December 31, 2002, the Company is not party to any other material legal proceedings.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 by Baruh Hayut

99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 by Minesh Patel

(b) Reports on Form 8-K.

     None.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MODERN MEDICAL MODALITIES CORPORATION

Dated: June 12, 2003                       By:  /s/ Baruh Hayut
                                           Name:  Baruh Hayut
                                           Title: Chief Executive Officer



Dated: June 12, 2003                       By:  /s/ Minesh Patel
                                           Name:  Minesh Patel
                                           Title: Chief Financial Officer

Certifications


I, Baruh Hayut, certify that:

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

Date: June 12, 2003
                                            /s/ Baruh Hayut
                                            Baruh Hayut
                                            Chief Executive Officer and Chairman

I, Minesh Patel, certify that:

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

Date: June 12, 2003
                                                        /s/ Minesh Patel
                                                        Minesh Patel
                                                        Chief Financial Officer