Form 10QSB
period 2003-06-30
MODERN MEDICAL MODALITIES CORP
filed 2003-09-09
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2003

                                       or

     [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGES ACT

          For the transition period from _____________ to ___________________

                         Commission file number 0-23416

                      MODERN MEDICAL MODALITIES CORPORATION
        (Exact name of Small Business Issuer as Specified in Its Charter)


New Jersey                                                           22-3059258
----------                                                           ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

439 Chestnut Street
Union, New Jersey                                                         07083
----------------------                                                    -----
(Address of principal executive offices)                             (Zip Code)

        (908) 687-8840 (Issuer's telephone number, including area code)
        --------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on September 4, 2003 was 14,506,471 shares.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                  JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                    Page Number
                                                                    -----------
Item 1.  Financial Statements.............................................3-10
Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operation..........................11-16
Item 3.  Controls and Procedures ...........................................16

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................17
Item 6.  Exhibits and Reports on Form 8-K...................................17
         Signature Page ....................................................18

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                  JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-QSB

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of  June 30, 2003 and
              December 31, 2002.............................................3-4
         Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002..............................5
         Consolidated Statements of Cash Flows for the three and six months ended June 30, 2003 and 2002.............................6
         Notes to the Consolidated Financial Statements....................7-10

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,         December 31,
                                                                                    2003               2002
                                                                                -----------        ------------
                                                                                (Unaudited)
                                     ASSETS

Current assets:

        Cash and cash equivalents                                                $   29,961         $    7,052
        Accounts receivable (less contractual allowances of
           $2,128,000 & $2,100,911, respectively)                                 1,564,532          1,595,032
        Notes receivable - current portion (less estimated
            reserve for collectibility of $0 & $100,438, respectively)              136,148            122,968
        Other current assets                                                          9,789             68,381
                                                                                 ----------         ----------

                                   Total current assets                           1,740,430          1,793,433
                                                                                 ----------         ----------

Property and equipment, net of accumulated depreciation of
           $2,123,383 & $4,429,535, respectively                                    870,658          1,031,976
                                                                                 ----------         ----------

Other assets:
        Deferred tax asset                                                          484,718            484,718
        Notes receivable, net of current portion                                    142,195            208,599
        Investment in joint ventures                                                361,023             34,377
        Deposits                                                                     18,513             17,178
                                                                                 ----------         ----------

                                    Total other assets                            1,006,449            744,872
                                                                                 ----------         ----------

                                    TOTAL ASSETS                                 $3,617,537         $3,570,281
                                                                                 ==========         ==========


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,          December 31,
                                                                                    2003                2002
                                                                                ------------        ------------
                                                                                (Unaudited)
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
        Line of credit                                                           $    71,180         $    71,180
        Accounts payable                                                             415,142             457,944
        Accrued expenses                                                             154,970             194,700
        Due to affiliate                                                              42,916                   -
        Current portion long term debt                                               716,036             538,655
        Loan payable, current portion                                                      -              76,548
        Loan payable - joint venture, current portion                                 67,077              63,808
        Loans payable - shareholders, current portion                                 77,550              35,250
        Provision for site closings                                                  487,847             387,847
                                                                                 -----------         -----------

                                Total current liabilities                          2,032,718           1,825,932
                                                                                 -----------         -----------

Other liabilities:
        Long term debt, net of current portion                                       820,014             789,131
        Loan  payable, net of current portion                                              -             183,452
        Loan payable - joint venture, net of current portion                         121,433             155,810
        Convertible debt                                                           1,623,138           1,477,000
        Loans payable shareholders, net of current portion                            91,651             133,951
                                                                                 -----------         -----------

                                 Total other liabilities                           2,656,236           2,739,344
                                                                                 -----------         -----------

                                    Total liabilities                              4,688,954           4,565,276
                                                                                 -----------         -----------

Minority interest                                                                    (36,572)            (39,245)
                                                                                 -----------         -----------

Commitments and contingencies

Stockholders' deficit:
        Common stock, $0.0002 par value, Authorized - 15,000,000 shares
             Issued and outstanding - 14,506,471 shares                                2,902               2,902
        Additional paid-in capital                                                 4,501,323           4,501,323
        Accumulated (deficit)                                                     (5,539,070)         (5,459,975)
                                                                                 -----------         -----------

                              Total stockholders' (deficit)                       (1,034,845)           (955,750)
                                                                                 -----------         -----------

                  TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                  $ 3,617,537         $ 3,570,281
                                                                                 ===========         ===========




                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the six months ended June 30,         For the three months ended June 30,
                                                      ---------------------------------         -----------------------------------
                                                          2003                2002                  2003                 2002
                                                      ------------        ------------          ------------          ------------
Operating income:
     Net revenues from services                       $    924,576        $  1,760,768          $    351,655          $    863,716
     Cost of services provided                             686,729           1,063,768               330,486               429,356
                                                      ------------        ------------          ------------          ------------

Total operating income                                     237,847             697,000                21,169               434,360
                                                      ------------        ------------          ------------          ------------
Operating Expenses:
     Selling, general and administrative                   129,568             509,757                19,764               201,028
     Depreciation and amortization                         176,508             389,457                84,843               194,747
                                                      ------------        ------------          ------------          ------------

Total operating expenses                                   306,076             899,214               104,607               395,775
                                                      ------------        ------------          ------------          ------------

(Loss) from operations                                     (68,229)           (202,214)              (83,438)               38,585
                                                      ------------        ------------          ------------          ------------
Other income (expenses):
     Interest income                                        12,714              20,676                 5,452                 8,435
     Interest expense                                     (142,230)           (235,046)              (70,698)             (134,241)
     Miscellaneous income                                   42,780              54,045                33,030                25,536
     Gain on sale of property asset                         60,000                   -                60,000                     -
     Income from joint ventures                             18,544              19,299                 2,044                     -
                                                      ------------        ------------          ------------          ------------

Total other income(expense)                                 (8,192)           (141,026)               29,828              (100,270)
                                                      ------------        ------------          ------------          ------------

(Loss) before income taxes and minority interest           (76,421)           (343,240)              (53,610)              (61,685)

Provision/(benefit) for income taxes                             -                   -                     -                     -
                                                      ------------        ------------          ------------          ------------

(Loss) before minority interest                            (76,421)           (343,240)              (53,610)              (61,685)

Minority interests                                          (2,674)             (3,268)                1,427                (2,589)
                                                      ------------        ------------          ------------          ------------

Net (loss)                                            $    (79,095)       $   (346,508)         $    (52,183)         $    (64,274)
                                                      ============        ============          ============          ============

(Loss) per share, basic and diluted                   $     (0.005)       $     (0.138)         $     (0.004)         $     (0.026)
                                                      ============        ============          ============          ============

Number of weighted average shares outstanding           14,506,471           2,506,471            14,506,471             2,506,471
                                                      ============        ============          ============          ============



                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                For the six months ended June 30,
                                                                                ---------------------------------
                                                                                  2003                   2002
                                                                                ---------              ---------
Cash flows from operating activities
        Net (loss)                                                              $ (79,095)             $(280,554)
                                                                                ---------              ---------
        Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
               Depreciation and amortization                                      176,508                194,710
               Contractual allowances                                              27,089                796,277
               Income from an unconsolidated joint venture                        (18,544)               (19,299)
               Minority interest                                                        -                 (1,001)
Increase (decrease) in cash attributable to
        changes in operating assets and liabilities:
               Accounts receivable                                                  3,411               (782,015)
               Accounts receivable - joint venture                                      -                  6,034
               Affiliate receivables                                                    -                  7,792
               Other current assets                                                58,592                (20,129)
               Deposits and other assets                                           (1,335)                (9,500)
               Accounts payable                                                   (42,802)                93,040
               Accrued expenses                                                   (39,730)              (105,041)
               Affiliate payables                                                  42,916                 22,232
                                                                                ---------              ---------
        Total adjustments                                                         206,105                183,100
                                                                                ---------              ---------
Net cash provided (used) by operating activities                                  127,010                (97,454)
                                                                                ---------              ---------
Cash flows from investing activities:
               Net (decrease)increase in provision for
                 site closings & other assets                                     100,000                (80,140)
               Fixed asset acquisitions                                           (34,164)                10,605
               Fixed asset dispositions                                            18,974                      -
               Proceeds from conversion of convertible debt                             -                      -
               Investment in joint venture                                       (308,102)                     -
               Increase in minority interest                                        2,673                  1,001
                                                                                ---------              ---------
Net cash (used) by investing activities                                          (220,619)               (68,534)
                                                                                ---------              ---------
Cash flows from financing activities:
               Decrease in notes receivable                                        53,224                (35,615)
               Proceeds from loan payable joint venture                           (31,108)                (4,646)
               Increase in shareholder loans                                            -                168,571
               Line of credit (payments)                                                -                 69,191
               Net increase(reduction) long term debt                              94,402               (100,135)
                                                                                ---------              ---------
Net cash provided by financing activities                                         116,518                 97,366
                                                                                ---------              ---------
Net increase(decrease) in cash and cash equivalents                                22,909                (68,622)
Cash and equivalents, beginning of year                                             7,052                  9,252
                                                                                ---------              ---------
Cash and equivalents, March 31, 2003 & 2002                                     $  29,961              $ (59,370)
                                                                                =========              =========

Supplemental cash flow information
        Interest paid                                                           $ 142,230              $ 186,083
                                                                                =========              =========
        Income taxes paid                                                       $       -              $       -
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

                  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

                  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-KSB for the year ended December 31, 2002.

NOTE 2 - PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                                    June 30,       December 31,
                                                      2003             2002
                                                  -----------      ------------
                                                  (Unaudited)
         Medical Equipment                        $ 2,470,537      $ 4,924,552
         Building                                     310,860          310,860
         Furniture and Fixtures                        24,291           35,291
         Automobiles                                   19,865           28,157
         Computer equipment and software               52,640           46,803
         Leasehold improvements                       115,848          115,848
                                                  -----------      -----------
                                                    2,994,041        5,461,511
         Less:  Accumulated Depreciation
                   and Amortization                 2,123,383        4,429,535
                                                  -----------      -----------

                                                  $   870,658      $ 1,031,976
                                                  ===========      ===========

NOTE 3 - ACQUISITIONS:

         On March 21, 2003, the Company acquired an additional 10% interest in Union Imaging Associates, JV its unconsolidated joint venture. This additional 10% brings the Company's ownership of Union Imaging Associates, JV to 20%. It was acquired for $300,000, payable $50,000 at the close and $5,000 monthly installments commencing 30 days after the closing date. See subsequent event note 7.

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

         In June 2002, the Company issued an aggregate of $220,000 principal amount of its 9.25% convertible secured promissory notes to Jacov Hayut which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. As of June 30, 2003, an aggregate of $53,000 principal amount has retired by the Company.

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

         In July 2002, the Company issued an aggregate of $65,000 principal amount of its 9.25% convertible secured promissory notes to Yossef Azoulai which is due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulleting Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

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

         On February 1, 2003, the Company issued an aggregate of $150,000 principal amount of its 12.00% convertible secured promissory notes to Ronnie Antiebi, Yossef Azoulai and Shimon Elmaiem which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. Subsequent to the issuance of these notes they were transferred to Medical Equipment Solutions, Inc., a company owned by Messrs. Antiebi, Azoulai and Elmaiem.

         On May 2003, the Company issued an aggregate of $50,000 principal amount of its 12.00% convertible secured promissory notes to Medical Equipment Solutions, Inc. which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

         In June 2003, the Company issued an aggregate of $45,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

NOTE 6 - LITIGATION:

         Other than the legal proceedings reported on the Company's previous Form 10-KSB filings, the Company is not party to any other material legal proceedings.

NOTE 7 - SUBSEQUENT EVENT:

         During August 2003, the Company acquired an additional 30% interest in Union Imaging Associates, JV its unconsolidated joint venture. This additional 30% brings the Company's ownership of Union Imaging Associates, JV to 50%. The Company believes it now has adequate ownership and control over Union Imaging Associates, JV to consolidate it as part of Modern Medical Modalities Corporation consolidated financial statements. The following selected proforma financial data assumes Union Imaging Associates, JV was consolidated effective January 1, 2003:
                                                                  June 30, 2003
                                                                  -------------

                  Gross Revenues                                    $2,835,634
                                                                    ----------

                  Net Loss                                         ($   13,288)
                                                                   -----------

                  (Loss) per share, basic and fully diluted        ($   0.0009)
                                                                 -------------

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

         Modern Medical presently provides equipment and manages one hospital based MRI site located in Passaic, New Jersey, and two free standing MRI and CT Scan and Diagnostic Imaging ambulatory centers one in Louisiana and one in New Jersey. Modern Medical also receives a management fee of 11.25% of gross cash collections from the site in Union, New Jersey, for performing management functions. Modern Medical's relationship with its joint ventures, range from 20% through 84% equity interest.

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

Results of Operations:

For the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Net Revenues from Services:

         Net revenue from services has decreased from approximately $864,000 for the three months ended June 30, 2002 to $351,000 for the same period in 2003, or approximately $513,000. This decrease is attributable primarily to the removal of the MRI unit from our South Plainfield facility of approximately $169,000, reduced revenues at our Metairie La. Center of approximately $201,000 as a result of storm damage requiring the site to be closed for repair, approximately $40,000 as a result of the sale of our South Jersey center in November 2003, approximately a $91,000 reduction in management fee revenues for Modern Medical Modalities, primarily resulting from reduced revenues at the Union Imaging Associates center in Union, New Jersey and approximately $12,000 at our Passaic Beth Israel center resulting from equipment down time for repairs. The Company is currently in the process of replacing the MRI unit in the Metairie La. site, the current unit was severally damaged by a storm in 2002.

Cost of services provided:

For the three months ended June 30, 2003, cost of services provided totaled approximately $330,000 as compared to $429,000 for the same period in 2002, resulting in a decrease of approximately $99,000. This decrease relates primarily to the reduction in volume discussed above.

For the three months ended June 30, 2003 compared to the three months ended June 30, 2002 (continued):

Selling, general and administrative expenses:

         For the three months ended June 30, 2003, selling, general and administrative expenses totaled $20,000 as compared to $189,000 for the same period in 2002, resulting in a decrease of approximately $169,000. This decrease relates primarily to reduced marketing costs resulting from a new contract at MRI Imaging at PBI, approximately $42,000, approximately $33,000 related to selling the South Jersey Imaging Center in November of 2002, approximately $10,000 in legal fees at the corporate office and the balance of the reduction primarily relates to marketing costs from the Metairie sight being closed while the MRI unit is being replaced and the closing of the South Plainfield sight.

Miscellaneous income:

Miscellaneous Income for the three months ended June 30, 2003 is $33,000 as compared to $26,000 for the same period in 2002 resulting in an increase of approximately $7,000. This increase resulted primarily from equipment rental fees and transcription fees from third parties.

Results of Operations:

For the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Net Revenues from Services:

Net revenue from services has decreased from approximately $1,761,000 for the six months ended June 30, 2002 to $925,000 for the same period in 2003. The resulting net decrease is $836,000. This decrease is attributable primarily to the removal of the MRI unit at our South Plainfield facility of approximately $317,000, reduced revenues at our Metairie La. Center of approximately $288,000, approximately $88,000 as a result of the sale of our South Jersey center in November 2003, a reduction of approximately $89,000 in management fee revenues for Modern Medical Modalities, primarily resulting from reduced revenues at the Union Imaging Associates center in Union, New Jersey and approximately $54,000 at our Passaic Beth Israel center resulting from increased competition and equipment down time for repairs. The Company is currently in the process of replacing the MRI unit in the Metairie La. Site, the current unit was severally damaged by a storm in 2002.

Cost of services provided:

For the six months ended June 30, 2003, cost of services provided totaled approximately $687,000 as compared to $1,064,000 for the same period in 2002, resulting in a decrease of approximately $377,000. This decrease relates primarily to the reduction in volume discussed above. Approximately $217,000 resulting from closing the South Plainfield Center, approximately $220,000 resulting from the sale of the South Jersey center in November of 2002 offset by costs related to purchasing time on other equipment at our Metairie, La. site while the MRI unit there is being replaced of approximately $60,000.

Selling, general and administrative expenses:

For the six months ended June 30, 2003, selling, general and administrative expenses totaled $130,000 as compared to $510,000 for the same period in 2002, resulting in a decrease of approximately $380,000. This decrease relates primarily to reduced marketing costs resulting from a new contract at MRI Imaging at PBI, approximately $152,000, approximately $64,000 related to selling the South Jersey Imaging Center in November of 2002, approximately $51,000 in legal fees at the corporate office and the balance of the reduction primarily relates to approximately $55,000 in marketing costs from the Metairie sight being closed while the MRI unit is being replaced and approximately $58,000 resulting from the closing of the South Plainfield sight.

Miscellaneous income:

Miscellaneous Income for the six months ended June 30, 2003 is $43,000 as compared to $54,000 for the same period in 2002 resulting in an decrease of approximately $11,000. This decrease resulted primarily from equipment rental fees from third parties.

Liquidity and Capital Resources:

Modern Medical has a working capital deficiency of $292,288 at June 30, 2003 as compared to a working capital deficiency of $32,499 at December 31, 2002.

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

In July 2002, the Company issued an aggregate of $65,000 principal amount of its 9.25% convertible secured promissory notes to Yossef Azoulai which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. Subsequent to the issuance of these notes they were transferred to Medical Equipment Solutions, Inc., a company owned by Messrs. Antiebi, Azoulai and Elmaiem.

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

On May 2003, the Company issued an aggregate of $50,000 principal amount of its 12.00% convertible secured promissory notes to Medical Equipment Solutions, Inc. which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

In June 2003, the Company issued an aggregate of $45,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. Subsequent to the issuance of these notes they were transferred to Medical Equipment Solutions, Inc., a company owned by Messrs. Antiebi, Azoulai and Elmaiem.

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

The Company's chief executive officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the first quarter ended March 31, 2003 (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS


         The legal proceeding and legal proceedings reported on the Company's previous Form 10-QSB and 10-KSB filings, the Company is not party to any other material legal proceedings.

Item 5.  OTHER INFORMATION

         Acquisition of Union Imaging Inc.

                  During August 2003, the Company acquired an additional 30% interest in Union Imaging Associates, JV its unconsolidated joint venture. This additional 30% brings the Company's ownership of Union Imaging Associates, JV to 50%. The Company believes it now has adequate ownership and control over Union Imaging Associates, JV to consolidate it as part of Modern Medical Modalities Corporation consolidated financial statements. The following selected proforma financial data assumes Union Imaging Associates, JV was consolidated effective January 1, 2003:
                                                                  June 30, 2003
                                                                  -------------

                  Gross Revenues                                    $2,835,634
                                                                    ----------

                  Net Loss                                         ($   13,288)
                                                                    ----------

                  (Loss) per share, basic and fully diluted        ($   0.0009)
                                                                    ---------

         The Company expects to file on or before November 3, 2003, the required pro forma financial information in connection with this acquisition.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits

Exhibit 31. Rule 13a-14(a)/15d-14(a) Certifications.
Exhibit 32(a). Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*
Exhibit 32(b). Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b) Reports on Form 8-K

None.

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MODERN MEDICAL MODALITIES CORPORATION

Dated:  September 9, 2003             By: /s/ Baruh Hayut
                                          ------------------------------------
                                      Name:  Baruh Hayut
                                      Title: Chief Executive Officer


Dated:  September 9, 2003             By: /s/ Minesh Patel
                                          ------------------------------------
                                      Name:  Minesh Patel
                                      Title: Chief Financial Officer