Form 10QSB
period 2003-09-30
MODERN MEDICAL MODALITIES CORP
filed 2003-12-23
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGES ACT

              For the transition period from _________ to ________

                         Commission file number 0-23416

                    MODERN MEDICAL MODALITIES CORPORATION
        (Exact name of Small Business Issuer as Specified in Its Charter)


New Jersey                                                            22-3059258
----------                                                            ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

439 Chestnut Street
Union, New Jersey                                                          07083
-----------------                                                          -----
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

         The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on December 22, 2003 was 14,506,471 shares.

         Transitional Small Business Disclosure Format (check one):
Yes           No   X
    -------      -----

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                     Page Number
Item 1.    Financial Statements.............................................3-12
Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operation..........................13-15
Item 3.    Controls and Procedures.........................................15-16

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................17
Item 6.    Exhibits and Reports on Form 8-K...................................19
           Signature Page .................................................20-24

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
            Consolidated Balance Sheets as of  September 30, 2003 and
                 December 31, 2002..........................................4-5
            Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002......................6
            Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2003 and
                 2002.........................................................7
            Notes to the Consolidated Financial Statements.................8-12

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,      December 31,
                                                                                         2003               2002
                                                                                   ---------------    --------------
                                                                                      (Unaudited)
                                      ASSETS

Current assets:

        Cash and cash equivalents                                                  $       13,744      $       7,052
        Accounts receivable (less contractual allowances of
           $3,653,000 & $2,100,911, respectively)                                       2,700,512          1,595,032
        Notes receivable - current portion (less estimated
            reserve for collectibility of $0 & $100,438, respectively)                     32,001            122,968
        Other current assets                                                               73,709             68,381
                                                                                   ---------------    ---------------

                                   Total current assets                                 2,819,966          1,793,433
                                                                                   ---------------    ---------------

Property and equipment, net of accumulated depreciation of
           $6,102,970 & $4,429,535, respectively                                        2,074,758          1,031,976
                                                                                   ---------------    ---------------

Other assets:
        Deferred tax asset                                                                484,718            484,718
        Notes receivable, net of current portion                                           81,559            208,599
        Investment in joint ventures                                                      116,643             34,377
        Deposits                                                                           22,820             17,178
                                                                                   --------------     --------------

                                    Total other assets                                    705,740            744,872
                                                                                   --------------     --------------

                                       TOTAL ASSETS                                $    5,600,464     $    3,570,281
                                                                                   ==============     ==============

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,     December 31,
                                                                                           2003             2002
                                                                                   ----------------   ---------------
                                                                                       (Unaudited)
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


Current liabilities:
       Line of credit                                                             $        70,899    $       71,180
        Accounts payable                                                                  781,499           457,944
        Accrued expenses                                                                  196,026           194,700
        Due to affiliate                                                                  200,000                 -
        Current portion long term debt                                                  1,271,675           538,655
        Loan payable, current portion                                                           -            76,548
        Loan payable - joint venture, current portion                                           -            63,808
        Loans payable - shareholders, current portion                                      91,651            35,250
        Provision for site closings                                                       785,000           387,847
                                                                                   --------------    --------------

                                Total current liabilities                               3,396,750         1,825,932
                                                                                   --------------    --------------

Other liabilities:
        Long term debt, net of current portion                                          1,879,990           789,131
        Loan  payable, net of current portion                                                   -           183,452
        Loan payable - joint venture, net of current portion                                    -           155,810
        Convertible debt                                                                1,672,465         1,477,000
        Loans payable shareholders, net of current portion                                 77,551           133,951
                                                                                   --------------    --------------

                                 Total other liabilities                                3,630,006         2,739,344
                                                                                   --------------    --------------

                                    Total liabilities                                   7,026,756         4,565,276
                                                                                   --------------    --------------

Minority interest                                                                         (13,702)          (39,245)
                                                                                   --------------    --------------

Commitments and contingencies

Stockholders' deficit:
        Common stock, $0.0002 par value, Authorized - 15,000,000 shares
             Issued and outstanding - 14,506,471 shares                                     2,902             2,902
        Additional paid-in capital                                                      4,501,323         4,501,323
        Accumulated (deficit)                                                          (5,916,815)       (5,459,975)
                                                                                   ---------------   --------------

                              Total stockholders' (deficit)                            (1,412,590)         (955,750)
                                                                                   ---------------   --------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                    $    5,600,464    $    3,570,281
                                                                                   ==============    ==============

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the nine months ended            For the three months ended
                                                                     September 30,                         September 30,
                                                          -----------------------------------   ----------------------------------
                                                                 2003              2002               2003                2002
                                                          -----------------  ----------------   ----------------   ---------------

Operating income:

     Net revenues from services                           $      1,556,591   $     2,495,490    $       632,015    $       734,722
     Cost of services provided                                   1,207,060         1,582,887            520,331            519,119
                                                          -----------------  ----------------   ---------------    ---------------

Total operating income                                             349,531           912,603            111,684            215,603
                                                          -----------------  ----------------   ---------------    ---------------

Operating Expenses:
     Selling, general and administrative                           388,253           652,584            258,685            142,827
     Bad Debts                                                           -            97,000                  -             97,000
     Depreciation and amortization                                 324,181           584,202            147,673            194,747
                                                          ----------------   ---------------    ---------------    ---------------

Total operating expenses                                           712,434         1,333,786            406,358            434,574
                                                          ----------------   ---------------    ---------------    ---------------

(Loss) from operations                                            (362,903)         (421,183)          (294,674)          (218,971)
                                                          ----------------   ---------------    ---------------    ---------------

Other income (expenses):
     Interest income                                                14,005            23,114              1,291              2,438
     Interest expense                                             (205,313)         (352,598)           (63,083)          (117,552)
     Miscellaneous income                                          118,295            76,004             75,515             21,959
     Income from joint ventures                                      4,620            16,220            (13,924)            (3,079)
                                                          ----------------   ---------------    ---------------    ---------------

Total other income(expense)                                        (68,393)         (237,260)              (201)           (96,234)
                                                          ----------------   ---------------    ---------------    ---------------

(Loss) before income taxes and minority interest                  (431,296)         (658,443)          (294,875)          (315,205)

Provision/(benefit) for income taxes                                     -            (5,599)                 -             (5,599)
                                                          ----------------   ---------------    ---------------     ---------------

(Loss) before minority interest                                   (431,296)         (664,042)          (294,875)          (320,804)

Minority interests                                                 (25,544)            6,704            (22,870)             9,972
                                                          ----------------   ---------------    ---------------    ---------------

Net (loss)                                                $       (456,840)  $      (657,338)   $      (317,745)   $      (310,832)
                                                          ================   ===============    ===============    ===============

(Loss) per share, basic and diluted                                 ($0.03)           ($0.26)            ($0.02)            ($0.12)
                                                          ================   ===============    ===============    ===============

Number of weighted average shares outstanding                   14,506,471         2,562,027         14,506,471          2,673,138
                                                          ================   ===============    ===============    ===============

                       See notes to financial statements.

              MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the nine months ended September 30,
                                                                                         ---------------------------------------
                                                                                             2003                        2002
                                                                                         -------------               -----------
Cash flows from operating activities
        Net (loss)                                                                       $    (456,840)              $  (674,501)
                                                                                         -------------               -----------
        Adjustments to reconcile net loss to net cash provided (used) by operating activities:
               Depreciation and amortization                                                   324,181                   584,202
               Contractual allowances                                                        1,552,089                   128,590
               Income from an unconsolidated joint venture                                           -                    97,000
Increase(decrease) in cash attributable to changes in operating assets and liabilities:
               Accounts receivable                                                          (2,657,569)                    2,162
               Accounts receivable - joint venture                                              90,967                    29,471
               Affiliate receivables                                                              --                      (3,158)
               Other current assets                                                             (5,328)                   (7,964)
               Deposits and other assets                                                        (5,642)                  (10,878)
               Accounts payable                                                                323,555                   (49,977)
               Accrued expenses                                                                  1,326                  (221,875)
               Affiliate payables                                                              200,000                   (84,006)
                                                                                         -------------               -----------
        Total adjustments                                                                     (176,421)                  463,567
                                                                                         -------------               -----------
Net cash provided (used) by operating activities                                              (633,261)                 (210,934)
                                                                                         -------------               -----------
Cash flows from investing activities:
               Net (decrease)increase in provision for site closings & other assets            397,153                   (80,153)
               Fixed asset acquisitions                                                     (1,365,759)                  (10,604)
               Fixed asset dispositions                                                         (1,204)                        -
               Investment in joint venture                                                     (82,266)                        -
               Increase in minority interest                                                    25,544                    10,456
                                                                                         -------------               -----------
Net cash (used) by investing activities                                                     (1,026,532)                  (80,301)
                                                                                         -------------               -----------
Cash flows from financing activities:
               Decrease in notes receivable                                                    127,040                   102,254
               Proceeds from loan payable joint venture                                       (219,618)                   30,604
               Increase in shareholder loans                                                         -                   (56,541)
               Line of credit (payments)                                                          (281)                  (28,821)
               Net increase(reduction) long term debt                                        1,759,344                   301,063
                                                                                         -------------               -----------
Net cash provided by financing activities                                                    1,666,485                   348,559
                                                                                         -------------               -----------
Net increase(decrease) in cash and cash equivalents                                              6,692                    57,324
Cash and equivalents, beginning of year                                                          7,052                   (54,963)
                                                                                         -------------               -----------
Cash and equivalents, September 30, 2003 & 2002                                          $      13,744               $     2,361
                                                                                         =============               ===========

Supplemental cash flow information
        Interest paid                                                                    $     172,855               $   263,404
                                                                                         =============               ===========
        Income taxes paid                                                                $           -               $     5,599
                                                                                         =============               ===========

                       See notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

                  The financial information included herein is unaudited however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

                  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

                  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-KSB for the year ended December 31, 2002.

NOTE 2 - PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                                September 30,      December 31,
                                                    2003              2002
                                                ------------      -------------
                                                (Unaudited)
         Medical Equipment                      $  7,030,425      $ 4,924,552
         Building                                    310,860          310,860
         Furniture and Fixtures                       50,750           35,291
         Automobiles                                  19,865           28,157
         Computer equipment and software             115,847           46,803
         Leasehold improvements                      649,981          115,848
                                                ------------      -----------
                                                   8,177,728        5,461,511
         Less:  Accumulated Depreciation
                   and Amortization                6,102,970        4,429,535
                                                ------------      -----------

                                                $  2,074,758      $  1,031,976
                                                ============      ============


NOTE 3 - ACQUISITIONS:

         August 20, 2003, the Company acquired an additional 30% interest in Union Imaging Associates, JV its unconsolidated joint venture. This additional 30% brings the Company's ownership of Union Imaging Associates, JV to 50%. This was acquired for $800,000, payable $100,000 at the close and $15,000 monthly installments commencing 30 days after the closing date.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company believes it now has adequate ownership and control over Union Imaging Associates, JV to consolidate it as part of Modern Medical Modalities Corporation consolidated financial statements. The following selected proforma financial data assumes Union Imaging Associates, JV was consolidated effective January 1, 2003:

                                                          September 30, 2003

                  Gross Revenues                              $4,327,326
                                                             -----------

                  Net Loss                                   ($  480,711)
                                                             -----------

                  (Loss) per share, basic and fully diluted  ($     0.03)
                                                             -----------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Modern Medical presently provides equipment and manages one hospital based MRI site located in Passaic, New Jersey, and two free standing MRI and CT Scan and Diagnostic Imaging ambulatory centers one in Louisiana and one in New Jersey. Modern Medical also receives a management fee of 11.25% of gross cash collections from the site in Union, New Jersey, for performing management functions. Modern Medical's relationship with its joint ventures, range from 50% through 84% equity interest.

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

Results of Operations:

For the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Net Revenues from Services:

         Net revenue from services has decreased from approximately $735,000 for the three months ended September 30, 2002 to $632,000 for the same period in 2003, or approximately $103,000. This decrease is attributable primarily to the removal of the MRI unit from our South Plainfield facility of approximately $84,000, reduced revenues at our Metairie La. Center of approximately $95,000 as a result of storm damage requiring the site to be closed for repair, approximately $60,000 as a result of the sale of our South Jersey center in November 2002, and approximately $121,000 at our Passaic Beth Israel center resulting from increased competition. These losses in revenues were partially offset by the inclusion of the Union Imaging Associates center in Union, New Jersey in the Company's consolidated results by approximately $307,000 in revenues from September 2003. The balance of the reduction resulted from approximately $50,000 in reduced management fees from Union Imaging Associates prior to its inclusion in the consolidated results. The Company completed replacement of the MRI unit in the Metairie La. site, the current unit was severally damaged by a storm in 2002.

Cost of services provided:

For the three months ended September 30, 2003, cost of services provided totaled approximately $520,000 as compared to $519,000 for the same period in 2002, resulting in a increase of approximately $1,000. This increase relates primarily to the addition of Union Imaging Associates of $134,000 offset by volume decreases discussed above. The removal of the MRI unit from our South Plainfield facility approximately $51,000, approximately $77,000 as a result of the sale of our South Jersey center in November 2002, and our Passaic Beth Israel center approximately $6,000.

Selling, general and administrative expenses:

For the three months ended September 30, 2003, selling, general and administrative expenses totaled $259,000 as compared to $143,000 for the same period in 2002, resulting in a increase of approximately $116,000. This increase relates primarily to the cost related to the inclusion of our Union Imaging Associates center in Union NJ of approximately $67,000, increased marketing at our Metairie La. Center of $24,000 to announce the reopening of the center and an increase in corporate marketing of approximately $25,000.

Miscellaneous income:

Miscellaneous Income for the three months ended September 30, 2003 is $76,000 as compared to $22,000 for the same period in 2002 resulting in Totally from the addition of the Union Imaging Center to the Group. This additional income relates primarily to requests for copies of film and reports subsequent to the initial visit.

Results of Operations:

For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Net Revenues from Services:

Net revenue from services has decreased from approximately $2,495,000 for the nine months ended September 30, 2002 to $1,557,000 for the same period in 2003. The resulting net decrease is $939,000. This decrease is attributable primarily to the removal of the MRI unit at our South Plainfield facility of approximately $402,000, reduced revenues at our Metairie La. Center of approximately $383,000, approximately $147,000 as a result of the sale of our South Jersey center in November 2002, a reduction of approximately $140,000 in management fee revenues for Modern Medical Modalities, primarily resulting from reduced revenues at the Union Imaging Associates center in Union, New Jersey and approximately $174,000 at our Passaic Beth Israel center resulting from increased competition and equipment down time for repairs. These decreases were partially off set by the addition of Union Imaging Associates center with $307,000 in net revenues. The Company has replaced the MRI unit in the Metairie La. Site, the prior unit was severally damaged by a storm in 2002.

Cost of services provided:

For the nine months ended September 30, 2003, cost of services provided totaled approximately $1,207,000 as compared to $1,582,000 for the same period in 2002, resulting in a decrease of approximately $375,000. This decrease relates primarily to the reduction in volume discussed above. Approximately $267,000 resulting from closing the South Plainfield Center, approximately $296,000 resulting from the sale of the South Jersey center in November of 2002 and approximately $14,000 at our Passaic Beth Israel Center offset by costs related to purchasing time on other equipment at our Metairie, La. site while the MRI unit there is being replaced of approximately $69,000 and the addition of the Union Imaging Associates center of $163,000.

Selling, general and administrative expenses:

For the nine months ended September 30, 2003, selling, general and administrative expenses totaled $388,000 as compared to $652,000 for the same period in 2002, resulting in a decrease of approximately $264,000. This decrease relates primarily to reduced marketing costs resulting from a new contract at MRI Imaging at PBI, approximately $178,000, approximately $47,000 related to selling the South Jersey Imaging Center in November of 2002 approximately $93,000 related top the closing of the South Plainfield site ,approximately $56,000an our MRI unit in the Metairie La. These reductions were partially offset by the addition of the Union Imaging Associates center of approximately $67,000 and approximately $43,000 in legal fees at the corporate office..

Miscellaneous income:

Miscellaneous Income for the nine months ended September 30, 2003 is $118,000 as compared to $76,000 for the same period in 2002 resulting in an increase of approximately $42,000. This increase resulted primarily from the addition of the Union Imaging Associates center of approximately $54,000 and the balance from transcription services and equipment rentals. to third parties.

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

Cost of services provided:

For the six months ended June 30, 2003, cost of services provided totaled approximately $687,000 as compared to $1,064,000 for the same period in 2002, resulting in a decrease of

For the six months ended June 30, 2003 compared to the six months ended June 30, 2002 (continued):

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

Liquidity and Capital Resources:

Modern Medical has a working capital deficiency of $576,784 at September 30, 2003 as compared to a working capital deficiency of $32,499 at December 31, 2002.

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

The Company's chief executive officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures as of the end of the third quarter ended September 30, 2003 (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS


         Other than the legal proceeding and legal proceedings reported on the Company's previous Form 10-QSB and 10-KSB filings, the Company is not party to any other material legal proceedings.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         Exhibit 31. Rule 13a-14(a)/15d-14(a)  Certifications.
         Exhibit 32.1. Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements. *
         Exhibit 32.2. Certification by the Chief Financial Officer Relating To a Periodic Report Containing Financial Statements. *

(b) Reports on Form 8-K.

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

                                          MODERN MEDICAL MODALITIES CORPORATION

Dated:  December 22, 2003           By:   /s/ Baruh Hayut
                                          ----------------------------------
                                          Name: Baruh Hayut
                                          Title: Chief Executive Officer


Dated:  December 22, 2003           By:   /s/ Minesh Patel
                                          ----------------------------------
                                          Name:Minesh Patel
                                          Title: Chief Financial Officer