Form 10KSB
period 2003-12-31
MODERN MEDICAL MODALITIES CORP
filed 2004-06-17
CIK 902635

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

                  For the Fiscal Year ended December 31, 2003.

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
                      ---     ---

The issuer's net sales for the most recent fiscal year were $3,036,976.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on June 14, 2004 was approximately $378,296.

    As of June 14, 2004 there were 14,706,471 shares of Common Stock, par value $.0002 per share, outstanding.

                                     PART I

Item 1. Business

Modern Medical Modalities Corporation provides complete line of imaging equipment to hospitals, outpatient clinics, and physicians. Additionally, Modern Medical on a clerical and administrative level manages hospital based and physician managed ambulatory centers for third parties who provide medical imaging services. Modern Medical offers a full range of services to hospitals or physician clients, including:

         o  Selection and acquisition of appropriate equipment;
         o  Design and supervision of facility construction;
         o  Training of technical and support staff;
         o Patient billing and collection; and Marketing and management services.

Modern Medical can provide either its full range of services at medical technology centers or a more limited range of services at mobile or fixed sites depending on the needs of its customers.

Modern Medical presently provides equipment and manages one hospital based MRI site located in Passaic, New Jersey, 3 Diagnostic Imaging ambulatory centers in Union, New Jersey and one free standing MRI center in Metairie, Lousianna. Modern Medical also receives a management fee of 11.25% of gross cash collections from the site in Union, New Jersey, for performing management functions. The management fees are eliminated in the consolidated financial statements. Modern Medical's relationship with its joint ventures, range from 50%through 82% equity interest.

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

Modern Medical shall continue to serve as managing joint venturer until Modern Medical's liability under the Union joint venture's equipment debt is satisfied. Thereafter, Modern Medical shall continue to serve as the managing joint venturer until the earlier to occur of: (a) Modern Medical's resignation upon 60 days notice to Union Imaging or (b) 60 days after receipt of notice from Union Imaging that the holders of at least 80% of Union Imaging's stock had voted to terminate Modern Medical as managing joint venturer. For serving as managing joint venturer, Modern Medical receives 11.25% of gross collections for a management fee as well as a 10% equity position. Modern Medical purchased an additional 40% equity position in the Union joint venture during 2003.

METAIRIE MEDICAL EQUIPMENT LEASING

In June 1997, Metairie Medical Equipment Leasing Corp. was incorporated in the state of New Jersey, as a 100% owned subsidiary of Modern Medical. In October 1997, Metairie Medical Equipment Leasing Corp. was registered as a corporation doing business in the State of Louisiana. The site is operated by Open MRI & Imaging Center of Metairie, LLC and Modern Medical will receive 100% of the profits and equity of Open MRI & Imaging Center of Metairie, LLC. The site opened for business in February of 1998. There was an agreement with Southern Medical Consultants LLP, which provided that if they raised $250,000 and provided marketing and management services, they would receive 34% of the site. To date the $250,000 has not been raised and in September 1998, Modern Medical terminated the management contract with Southern Medical Consultants LLP for the management of Open MRI & Imaging Center of Metairie. Accordingly pursuant to the agreement, if Southern Medical is not active in marketing or managing the site through the end of the lease payments, then no stock transfers will be made and none have been made to date.

MRI IMAGING AT PBI CORPORATION


In May 2001, MRI Imaging at PBI Corporation entered into a new seven (7) year lease agreement with Passaic Beth Israel Hospital, Inc., which replaces the original joint venture agreement dated June 1995. Under the terms of the new agreement the company leases land from the hospital for $300 per month, leases four exclusive and four non-exclusive parking spaces for $975 per month and pays a fee of $850 per month for security. The total monthly rent paid to the hospital is $2,125. Additionally the Company has signed a non-exclusive License Agreement with Passaic Beth Israel Hospital,Inc. for $5,000 per annum. The license allows the Company to use the marks "Passaic Beth Israel". "Passaic Beth" and/or "PBI".

On December 30, 2002, the Company transferred 18% ownership in MRI Imaging at PBI Corporation to Mr. Sami Merhi in consideration for entering into a marketing agreement.

Passaic Beth Israel Hospital, Inc., has effectively closed on December 31, 2003 and Modern Medical Modalities Corporation has agreed to vacate the facility by October 31, 2004.

Modern Medical has leased space in Bloomfield, NJ and will transfer the equipment currently at Passiac Beth Israel hospital and it anticipates it will maintain most of the current outpatient referring partners.

TSI Billing Service Inc.

In November 2003, Modern Medical entered into an agreement to purchase 50% of TSI Billing Service(TSI Billing). TSI Billing is a billing company that has been providing billing services for various medical practices since 1994. Modern Medical has also outsourced its billing to TSI Billing.


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

Modern Medical provides equipment and related services, technical and support staffing, marketing, patient scheduling, billing and collection and management in all of Modern Medical's sites located throughout New Jersey and Metairie, Louisiana.

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

Patient scheduling, billing and collection at the medical technology centers. Modern Medical schedules patient appointments, prepares all patient billing and is responsible for collection. In providing billing and collection services, Modern Medical bills the patients directly and, therefore, assumes the credit risk on such billings and any delays attendant to reimbursement through governmental programs or third party payors. Modern Medical also is responsible at the centers for related administrative and record-keeping functions and all management information services.

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

         o for beneficial interests which were created prior to the effective date of the Act, July 31, 1991, the practitioner could continue to refer patients, or direct an employee to do so, if the practitioner disclosed such interest to his patients. The disclosure must take the form of a sign posted in a conspicuous place in the practitioner's office. It must inform the patients of the beneficial interest and state that a list of alternative health care service providers could be found in the telephone directory, and

         o all physicians who refer in the sites in New Jersey and alsohave a financial interest in those sites must have a signposted as mandated by the law.

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

Employees

As of December 31, 2003, Modern Medical employed 35 persons on a full-time basis and 22 persons on a part time basis. The following table reflects the employees per facility:

                                   TOTAL       FULL-TIME      PART-TIME
                                   -----       ---------      ---------

Modern Medical (Corporate)           7             5             2

Passaic, NJ                          6             5             1

Metairie, LA                         3             2             1

Union, NJ                           33            15            18

TSI Billing, Union, NJ               8             8             0

Total:                              57            35            22
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

During October 2002, the equipment was severely damaged by water as a result of a storm. The site was operating with a mobile MRI unit until November 17, 2003 when it was replaced with a permanent MRI unit. During November 2002, Metairie Medical Equipment Leasing Corporation paid off the outstanding balance of the lease.

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

Passaic Beth Israel Hospital, Inc., has effectively closed on December 31, 2003 and Modern Medical Modalities Corporation has entered into an agreement with the New Jersey School Construction Corporation to vacate the facility no later than October 31, 2004. Modern Medical was compensated for its relocation expenses.


In April 1995 Modern Medical and Union Imaging Associates, JV entered into a five (5)year lease agreement for approximately 4,540 square feet on 445 chestnut St. in Union, NJ. The lease was renewed for an additional 5 year term at $28 SF which expires on April 1, 2005.

In December 1999 Modern Medical and Union Imaging Associates, JV entered into a five (5)year lease agreement for approximately 1,125 square feet on 439 chestnut St. in Union, NJ. at $24 SF.

In February 2002 Modern Medical and Union Imaging Associates, JV entered into a five (5)year lease agreement for approximately 960 square feet on 418 chestnut St. in Union, NJ. at $22 SF.

Modern Medical believes that its current facilities are adequate to operate its business.

Item 3. Legal Proceedings


Modern Medical Modalities Corporation has been served with a lawsuit in May 2004 in the District Court of Clark County, Nevada alleging a breach of contract with a marketing partner seeking in excess of $40,000 in damages. Modern Medical intends to vigorously defend itself in this suit.

Other than the legal proceeding described above, Modern Medical is not a party to any material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

In October 2003, Modern Medical held an annual meeting of its shareholders to approve the following items:

         1. To elect the Board of Directors of Modern Medical Modalities Corporation for 2004;

         2. To approve an amendment to the Company's Restated and Amended Certificate of Incorporation to increase the number of the Company's authorized shares, $.0002 par value per share, from 15,000,000 to 100,000,000;

         3. To approve an amendment to the Company's Restated and Amended Certificate of Incorporation providing for 1,000,000 shares of "blank check" preferred stock;

         4. To approve the adoption of the Company's 2003 Stock Option Plan for 2,000,000 shares; and

         5. To ratify the appointment of Liebman Goldberg & Drogin, LLP as the Company's independent certified public accountants for the ensuing year.

         Each of the above proposals was approved by a majority of the shares outstanding and entitled to vote at the Annual Meeting of Shareholders.

                                     PART II

Item 5. Market for Modern Medical's Common Stock

On March 12, 1999, we effected a 1 for 2 reverse split of our authorized and outstanding shares of common stock. As of June 14, 2004, we had 14,506,471 shares of common stock outstanding. Our common stock is traded on the Pink Sheets under the symbol "MODM." The following table sets forth the high and low closing bid prices for the common stock as reported on the OTC Bulletin Board. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. All bid prices for the periods prior to our 1-for-2 reverse stock split effected on March 12, 1999, have been adjusted to reflect the reverse stock split.

                                   Common Stock
                                   ------------

Fiscal 2002

First                    $  0.015                 $  0.01
Second                       0.01                   0.005
Third                        0.01                   0.005
Fourth                     0.0075                  0.0025

Fiscal 2003

First                     $  0.01                 $ 0.005
Second                     0.0075                   0.005
Third                        0.01                   0.005
Fourth                     0.0075                  0.0025

On June 14, 2004, there were approximately 50 holders of record of Modern Medical's 14,506,471 outstanding shares of Common Stock.

On June 14, 2004, the last sale price of the Common Stock as reported on the OTC Bulletin Board was $_.12.

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

Results of Operations:

For the year ended December 31, 2003 compared to the year ended December 31,
2002

Net Revenues from Services:

Net revenue from services has decreased approximately $12,000 from approximately $3,049,000 for the year ended December 31, 2002 to approximately $3,037,000 for the same period in 2003. This decrease resulted from an increase of approximately $1,047,000 resulting from the consolidation of Union Imaging

Associates for the last 4 months of 2003. This increase was off-set by the closing of the South Plainfield, NJ center at the end of 2002, approximately $289,000, Open MRI & Imaging Center of Metairie closed for approximately 9 months during 2003 because of storm damage, $545,000, the sale of the South Jersey Imaging center in 2002, approximately $67,000 and the reduced management fee revenues of Modern Medical Modalities because of the consolidation of Union Imaging Associates for the last 4 months of 2003, approximately $158,000.

Cost of services provided:

For the year ended December 31, 2003, cost of services provided totaled approximately $2,061,000 as compared to approximately $2,090,000 for the same period in 2002, resulting in a decrease of approximately $30,000. This decrease relates to the changes in volume discussed above resulting in lower costs related to medical supplies, primarily film costs.

Selling, general and administrative expenses:

For the year ended December 31, 2003, selling, general and administrative expenses totaled approximately $651,000 as compared to $893,000 for the same period in 2002, resulting in a decrease of approximately $242,000. This is primarily a result of a decrease in marketing expenses of approximately $263,000 resulting from site closings discussed above, offset approximately $100,000 in marketing expenses related to the consolidation of Union Imaging Associates for the last 4 months of 2003. Legal fees were down in 2003 as a result of settling the Prime Contracting Corp. litigation of approximately $65,000, the balance of the reduction related to other office expenses of approximately $14,000.

Bad debts:

Bad debt expense for the year ended December 31, 2003 was approximately $1,499,000 resulting from insurance companies refusing to make reimbursements for claims prior to the New Jersey centers obtaining their New Jersey facility license. This resulted in write-off's in excess of contractual allowances at MRI Center @ PBI, $588,000 and Union Imaging Associates of $379,000, South Plainfield accounted for $159,000 as a result of write-off's in excess contractual allowances and general revaluation of the collectibility of the receivables subsequent to closing this center.The company wrote off $373,000 in receivables at its Metairie La. Center resulting increased difficulty in collecting PIP claims and overall evaluation of the accounts receivable.

Miscellaneous income:

Miscellaneous Income for the year ended December 31, 2002 was $64,000 as compared to $43,000 for the same period in 2003 resulting in a decrease of approximately $21,000. This decrease resulted primarily from reduced equipment rental fees from third parties and reduced transcription fees.

Loss on Sale of Subsidiary

On November 7, 2002, the Company sold South Jersey Medical Equipment Leasing Corporation to Mr. Stewart Novack and incurred a loss of $67,352.


Liquidity and Capital Resources:

Modern Medical has a working capital deficiency of $1,034,509 at December 31, 2003 as compared to a working capital deficiency of $32,499 at December 31, 2002.

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

In March 2000, the Company opened a commercial line of credit in the amount of $300,000 with Bridge View Bank in Englewood, New Jersey. Under the terms of the agreement, certain former directors of the Company were guarantors of the loan. Thisloan was for one year in duration and carried an interest rate of Prime plus one (1%) percent. On March 21, 2001, this agreement was renewed for one year under the same terms. In April of 2002 the loan was extended for an additional six months. In June 2002, the Hayut Group, of which Jacov Hayut the Company's President, made a $100,000 payment and arranged to convert the balance of the Company's revolving line of credit with Bridge View Bank into a long term note. In November 2002, the Company's line of credit with Bridge View Bank was fully paid.

Effective December 9, 2002, the Company entered into a 36 month note with Ronnie Antebi in the amount of $260,000. This note bears an interest rate of 12% per annum and is payable in 36 equal installments of $8,635.72, commencing January 9, 2003. The proceeds of this note were used to retire the Bridge View Bank line of credit (see footnote 6), the balance was used for working capital purposes.

In February, 2003 the Company issued an aggregate of $150,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which are due on February 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

In March, 2003 the Company issued an aggregate of $50,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which are due on March 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

In August, 2003 the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which are due on August 2008. Simultaniously Irit and Yossef Azoulai have assigned their $100,000 note from August 2002, under the same terms, to Medical Equipment Solutions, LLC. Yossef Azoulai is a principal of Medical Equipment Solutions, LLC. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

Modern Medical does not believe that its cash flow from operations will be sufficient to fund its ongoing operations and it will continue to have to raise capital to fund its operations.

These are the only trends, commitments, events and/or material uncertainties known to Modern Medical.

Going Concern

Modern Medical's 2003 and 2002 financial statements have been presented on a basis that it is a going concern. Due to significant losses during the years ended December 31, 2003 and 2002, the accountants' reports have an explanatory paragraph stating that Modern Medical's continued existence is in doubt.

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

Item 7. Financial Statements

See pages F-1 to F-17

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act

The officers and directors of the Company, and further information concerning them, are as follows:

Name                    Age          Position
----                    ---          --------

Baruh Hayut             41           Chairman of the Board of Directors and CEO

Jacov Hayut             36           President, COO, Secretary and Director

Minesh Patel            32           Chief Financial Officer and Director


Each of the above officers and directors shall hold office until the next annual meeting of the Company's shareholders and until a successor is elected and qualified.

BARUH HAYUT was appointed Chairman of the Board of Directors and Chief Executive Officer on March 31, 2003. From June 2002 through March 31, 2003, Mr. Hayut served as a financial consultant to the Company. Prior thereto, Mr. Hayut served as a corporate finance and investment banker with Thornhil Group and Joseph Charles and Associates. From 1992 to 1997, Mr. Hayut was a registered representative with H.J. Meyers & Co. Mr. Hayut received his Bachlor degrees in Business Administration and Economics from Hebrew University in Jrusalem, Israel.

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

Item 10. Executive Compensation

The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 2003 (referred to as "2003" in this table), the year ended December 31, 2002 (referred to as "2002" in this table), and for the year ended December 31, 2001 (referred to as "2001" in this table), paid to the Company's Chief Executive Officer.


Summary Compensation Table

Name and Principal                                           All Other
Position                  Year          Salary              Compensation
                          ----          ------              ------------

Jacov Hayut               2002        $ 12,436                  -0-
President                 2003        $ 30,025

Baruh Hayut               2002        $ 22,531                  -0-
Chairman, CEO             2003       $ 158,772


Employment Agreements

The Company does not currently have any employment agreements with any of its executive officers.

Stock Option Plan

In October 2003, the board of directors and shareholders adopted the 2003 stock option plan. The plan will be administered by the compensation committee or our board of directors, who will determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of the options and the option exercise price. The options may be granted as either or both of the following: (a) incentive stock options, or (b) non-qualified stock options. 2,000,000 shares may be issued under this plan. To date, 200,000 options have been granted under the plan.

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

The plan is effective for a period of ten years, expiring in 2013. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to us. The plan is designed to enable our management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the plan may be exercised for up to ten years, and shall be at an exercise price all as determined by our board. Options are non-transferable except by the laws of descent and distribution or a change in control of us, as defined in the plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (a) the sale of substantially all of the assets of us and merger or consolidation with another company, or (b) a majority of the board changes other than by election by the stockholders pursuant to board solicitation or by vacancies filled by the board caused by death or resignation of such person.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of June 14, 2004 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of Modern Medical, each officer and director of Modern Medical and all officers and directors as a group. The table does not include securities exercisable into common stock that have not yet vested or are not exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each such person or entity is 439 Chestnut Street, 2nd Floor, Union, New Jersey 07083.

Name and Address                 Number of Shares             Percentage of
Of Beneficial Owner              Beneficially Owned(1)         Common Stock
-------------------              ---------------------         ------------
Jacov Hayut                         11,254,008                   76.5%
Barry Hayut                                 -0-                   0.0%
Minesh Patel                                -0-                   0.0%

All officers and directors          11,254,008                   76.5%
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


Item 13. Exhibits and Reports on Form 8- K

         (a)      Exhibits

         Exhibit Index
         Number         Description
         ------         -----------

         31.1           Certification Pursuant To Sarbanes-Oxley Section 302
         31.2           Certification Pursuant To Sarbanes-Oxley Section 302
         32.1           Certification Pursuant To 18 U.S.C. Section 1350 (*)
         32.2           Certification Pursuant To 18 U.S.C. Section 1350 (*)

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

         (b)        Reports on Form 8-K.  None.


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

                      MODERN MEDICAL MODALITIES CORPORATION

             By: /s/ Baruh Hayut
                 ---------------
                 Baruh Hayut, Chairman of the Board and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature              Title                                     Date
---------              -----                                     ----

/s/ Baruh Hayut        Chairman of the Board and Chief           June 16, 2004
---------------        Executive Officer
Baruh Hayut

/s/ Jacov Hayut        President, COO, Secretary and Director    June 16, 2004
---------------
Jacov Hayut


/s/ Minesh B. Patel    Director                                  June 16, 2004
-------------------
Minesh B. Patel

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Modern Medical Modalities Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Modern Medical Modalities Corporation (a New Jersey corporation) and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2003, and the results of operations and their cash flows for each of the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

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

/s/ LIEBMAN GOLDBERG & DROGIN, LLP

Garden City, New York
June 11, 2004

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2003



                                      ASSETS

Current assets:

        Cash and cash equivalents                                          $   97,261
        Accounts receivable (less contractual allowances
        of $1,962,235)                                                      1,484,288
        Notes receivable - current portion                                     74,548
        Other current assets                                                   58,928
                                                                           ----------

                                   Total current assets                     1,715,025
                                                                           ----------

Property and equipment, net of accumulated depreciation of $5,619,447       1,954,487
                                                                           ----------

Other assets:
        Note receivable,net of current portion                                 39,001
        Deposits                                                               22,820
                                                                           ----------

                                    Total other assets                         61,821
                                                                           ----------

                                    TOTAL ASSETS                           $3,731,333
                                                                           ==========


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2003


                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
        Line of credit                                                        $    70,899
        Accounts payable                                                          637,145
        Accrued expenses                                                          501,465
        Current portion long term debt                                          1,320,174
        Loans payable - shareholders, current portion                             119,851
        Provision for site closings                                               100,000
                                                                              -----------

                                 Total current liabilities                      2,749,534
                                                                              -----------

Other liabilities:
        Long term debt, net of current portion                                  1,618,286
        Convertible debt                                                        1,413,154
        Due to affiliate                                                          200,000
        Loans payable shareholders, net of current portion                         49,350
                                                                              -----------

                                  Total other liabilities                       3,280,790
                                                                              -----------

                                     Total liabilities                          6,030,324
                                                                              -----------

Minority interest                                                                 452,946
                                                                              -----------

Commitments and contingencies

Stockholders' deficit:
        Common stock, $0.0002 par value, Authorized - 100,000,000 shares
             Issued and outstanding - 14,706,471 shares                             2,942
        Additional paid-in capital                                              4,515,715
        Accumulated (deficit)                                                  (7,270,594)
                                                                              -----------

                               Total stockholders' (deficit)                   (2,751,937)
                                                                              -----------

                   TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)              $ 3,731,333
                                                                              ===========


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Years Ended December 31,
                                                      ----------------------------------
                                                           2003               2002
                                                      ------------       ------------
Operating income:
     Net revenues from services                       $  3,036,976       $  3,048,831
     Cost of services provided                           2,060,507          2,090,080
                                                      ------------       ------------

Total operating income                                     976,469            958,751
                                                      ------------       ------------

Operating Expenses:
     Selling, general and administrative                   682,710            892,543
     Bad debts                                           1,499,078             97,000
     Depreciation and amortization                         583,737            710,153
                                                      ------------       ------------

Total operating expenses                                 2,765,525          1,699,696
                                                      ------------       ------------

(Loss) from operations                                  (1,789,056)          (740,945)
                                                      ------------       ------------

Other income (expenses):
     Interest income                                        11,893             35,788
     Interest expense                                     (246,366)          (393,713)
     Miscellaneous income                                   43,376             64,459
     Loss from write-off of investment in JV              (116,643)                --
     Gain on settlement of insurance claim                      --             48,027
     Loss on sale of subsidiary                                 --            (67,352)
     (Loss)/Income from joint ventures                        (977)            49,401
                                                      ------------       ------------

Total other income(expense)                               (308,717)          (263,390)
                                                      ------------       ------------

(Loss) before income taxes and minority interest        (2,097,773)        (1,004,335)

Provision/(benefit) for income taxes                            --                 --
                                                      ------------       ------------

(Loss) before minority interest                         (2,097,773)        (1,004,335)

Minority interests                                         287,154             22,085
                                                      ------------       ------------

Net (loss)                                            $ (1,810,619)      $   (982,250)
                                                      ============       ============

(Loss) per share, basic and diluted                   $      (0.12)      $      (0.19)
                                                      ============       ============

Number of weighted average shares outstanding           14,556,471          5,058,554
                                                      ============       ============



                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                           Additional          Retained
                                            Number of         Common         Paid-In           Earnings
                                             Shares           Stock          Capital          (Deficit)           Total
                                         ----------------   -----------  ----------------  -----------------  ---------------
Balance at December 31, 2001                   2,506,471           502        $4,460,223        ($4,477,725)        ($17,000)

Issuance of common stock as
     a partial conversion of the
     Company's convertible debt:
                           July 29, 2002         250,000            50               856                  -              906
                        October 12, 2002      11,750,000         2,350            40,244                  -           42,594

Net loss for the year ended
     December 31, 2002                                 -             -                 -           (982,250)        (982,250)
                                         ----------------   -----------  ----------------  -----------------  ---------------

Balance at December 31, 2002                  14,506,471         2,902        $4,501,323        ($5,459,975)       ($955,750)

Issuance of common stock to
     acquire a 50% interest in
     subsidiary
                         October 1, 2003         200,000            40            14,392                              14,432

Net loss for the year ended
     December 31, 2003                                 -             -                 -         (1,810,619)      (1,810,619)
                                         ----------------   -----------  ----------------  -----------------  ---------------

Balance at December 31, 2003                  14,706,471         2,942        $4,515,715        ($7,270,594)     ($2,751,937)
                                         ================   ===========  ================  =================  ===============


                       See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the years Ended December 31,
                                                                                --------------------------------
                                                                                   2003                 2002
                                                                                -----------          -----------
Cash flows from operating activities
     Net (loss)                                                                 $(1,810,619)         $  (982,250)
                                                                                -----------          -----------
     Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
            Depreciation and amortization                                           583,737              710,153
            Contractual allowances                                                 (138,676)            (204,653)
            Bad debts                                                             1,499,078               97,000
            Income from an unconsolidated joint venture                                 977              (49,401)
            Minority interest                                                      (287,154)             (22,085)
            Loss on write-off of investment in JV                                   116,643                    -
            Gain on settlement of insurance claim                                         -              (48,027)
            Loss on sale/disposal of subsidiaries                                         -               67,352
Increase (decrease) in cash attributable to
     changes in operating assets and liabilities:
            Accounts receivable                                                     215,535              747,674
            Accounts receivable - joint venture                                           -              (28,521)
            Affiliate receivables                                                    48,420                3,481
            Other current assets                                                     19,444               14,783
            Deposits and other assets                                                (5,642)                 (78)
            Accounts payable                                                        179,200             (272,766)
            Accrued expenses                                                        306,765             (121,753)
            Affiliate payables                                                            -             (219,223)
                                                                                -----------          -----------
     Total adjustments                                                            2,538,327              673,936
                                                                                -----------          -----------
Net cash provided (used) by operating activities                                    727,708             (308,314)
                                                                                -----------          -----------
Cash flows from investing activities:
     Net (decrease)increase in provision for site closings & other assets          (287,847)              80,153
     Fixed asset acquisitions                                                    (4,498,377)                   -
     Fixed asset dispositions                                                     2,992,128              716,010
     Proceeds from conversion of convertible debt                                         -               43,500
     Investment in joint venture                                                     34,377                    -
     Increase in minority interest                                                  509,608               22,085
                                                                                -----------          -----------
Net cash provided by investing activities                                        (1,250,111)             861,748
                                                                                -----------          -----------
Cash flows from financing activities:
     Decrease in notes receivable - affiliates                                     (169,599)            (130,222)
     Proceeds from loan payable joint venture                                      (219,618)              10,713
     (Reduction)increase in shareholder loans                                             -             (166,190)
     Decrease in deferred tax asset                                                (484,718)
     Due to Affiliates                                                              200,000
     Line of credit (payments)                                                         (281)            (225,715)
     Net increase(reduction) long term debt                                       1,286,828               19,995
                                                                                -----------          -----------
Net cash (used) by financing activities                                             612,612             (491,419)
                                                                                -----------          -----------
Net increase(decrease) in cash and cash equivalents                                  90,209               62,015
Cash and equivalents, beginning of year                                               7,052              (54,963)
                                                                                -----------          -----------
Cash and equivalents, end of year                                               $    97,261          $     7,052
                                                                                ===========          ===========

Supplemental cash flow information
     Interest paid                                                              $   265,708          $   583,928
                                                                                ===========          ===========
     Income taxes paid                                                                  $ -                  $ -
                                                                                ===========          ===========
     Convertible shares issued (12,000,000 in 2002)                                     $ -                  $ -
                                                                                ===========          ===========

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

Basis of Presentation:

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Medical Marketing and Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., Amherst Medical Equipment Leasing Corp., MRI Imaging Center at PBI Corporation, Metairie Medical Equipment Leasing Corp., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corp., its subsidiaries MRI Imaging at PBI Corporation and TSI Billing Services, Inc., owned 82% and 50%, respectively and its joint ventures, Plainfield MRI Associates, JV and Union Imaging Associates, JV,owned 84% and 50% respectively. By contract the Company manages these joint ventures, is the managing joint venturer and has unilateral control. All significant inter-company transactions and accounts have been eliminated in consolidation.

Revenue recognition:

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

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

Management fees are generated through a contractual agreement between the Company and a joint venture, Union Imaging Associates, Joint Venture ("Union"), in which the Company owns 50% interest, based on a percentage of cash collections. Under the terms of the joint venture agreement, the Company receives 11.25% of the joint venture's percentage of the cash collections in exchange for managing the joint venture. The Company records management fees from Union as income when realized. The Company's responsibilities include the management of all personnel, leasing of operating facilities and equipment, negotiation of contracts, payments of debts and obligations and preparation and review of invoices and claims.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

Advertising and Promotion Costs:

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the two years ended December 31, 2003 and 2002, such costs aggregated $340,489 and $476,462, respectively.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

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

Recently Issued Accounting Pronouncements:

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be -accounting for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The company has adopted this standard effective October 1, 2001 and, accordingly, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives will no longer be amortized. Additionally, in accordance with SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment. The impact of adoption of SFAS No. 142 will not be material.

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

In 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure (an amendment to FASB Statement No. 123)/" SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulleting No. 51." In December 2003, the FASB issued FIN No. 46R, which clarified certain issues identified in FIN 46. Fin 46R requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first-interim or annual period beginning after March 1, 2004. The Company does not have any interest in variable interest entities and therefore the adoption of this standard is not expected to have an impact on the Company's financial position and results of operation.

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were recorded as equity, be recorded as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. The Company adoptee SFAS No. 150 on June 1, 2003. The adoption of this statement did not have any effect on the Company's financial position, results of operations or cash flows.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 2 - GOING CONCERN UNCERTAINTY.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $1,034,058 as of December 31, 2003, and has continuously sustained significant losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

In June 1997, Metairie Medical Equipment Leasing was incorporated in the state of New Jersey, as a 100% owned subsidiary of the Company. In October of 1997, Metairie Medical Equipment Leasing Corporation was registered as a Corporation doing business in the State of Louisiana. On April 15, 1998, Open MRI & Imaging Center of Metairie, LLC ("LLC") was organized in the state of Louisiana. Under terms of the venture agreement, the Company, through its 100% owned corporation, owns 85% of the LLC. The 15% interest owner, KFC Venture, LLC, made an initial capital contribution of $250,000. Profits shall be allocated to the interest

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS. (Continued)

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

March 20, 2003, the Company acquired an additional 10% interest in Union Imaging Associates, JV its unconsolidated joint venture. This additional 10% brought the Company's ownership of Union Imaging Associates, JV to 50%. This was acquired for $300,000, payable $50,000 at the close and $5,000 monthly installments commencing 30 days after the closing date.

On August 20, 2003 the Company acquired an additional 30% interest in Union Imaging Associates, JV its unconsolidated joint venture. This additional 30% brings the Company's ownership of Union Imaging Associates, JV to 50%. This was acquired for $800,000, payable $100,000 at the close and $15,000 monthly installments commencing 30 days after the closing date.

Effective October 1, 2003, the Company acquired 50% of the outstanding shares of TSI Billing Services, Inc. for two hundred thousand restricted shares of Modern Medical Modalities Corporation. As part of this transaction the seller has the right starting November 1, 2004 to put the Company's shares to the Company. The Company has agreed that if the average selling price of its shares is less than $0.50 per share for the month of October 2004, that for the 45 day period starting November 1, 2004 it will reacquire the shares for $0.50 per share.

The Company believes it now has adequate ownership and control over Union Imaging Associates, JV and TSI Billing Services, Inc. to consolidate them as part of Modern Medical Modalities Corporation consolidated financial statements. The following selected proforma financial data assumes Union Imaging Associates, JV and TSI Billing Services, Inc. consolidated effective January 1, 2002:

                                          Years ended December 31,
                                    -----------------------------------
                                       2003                      2002
                                       ----                      ----

     Gross revenues:                $5,745,443                $7,487,893
                                    ----------                ----------

     Net Loss:                     ($1,776,215)               ($ 492,454)
                                   -----------                ----------

     (Loss) per share,
      basic and fully diluted        ($   0.12)                ($   0.10)
                                    ==========                ==========

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 4 - PROPERTY AND EQUIPMENT.

Property and equipment are summarized by major classification as follows:

                                                                    December 31,
                                                   Useful lives        2003
                                                   ------------        ----
       Medical Equipment                          5 - 10 years     $6,538,048
       Building                                       15 years        310,860
       Furniture and Fixtures                      3 - 5 years         59,353
       Automobiles                                     5 years         19,865
       Computer equipment and software             3 - 5 years        142,634
       Leasehold improvements                     5 - 10 years        470,922
       Construction in progress                                        32,253
                                                                   ----------

                                                                    7,573,935
       Less: Accumulated Depreciation
           and Amortization                                         5,619,447
                                                                    ---------
                                                                   $1,954,488
                                                                   ==========
       Depreciation expense for the year ended December 31, 2003   $  583,737
                                                                   ==========
NOTE 5 - INVESTMENT IN JOINT VENTURE.

In 1990, the Company acquired a ten percent (10%) interest in Union Imaging Associates, Joint Venture, which it accounted for using the equity method of accounting due to the significant influence it has on the joint venture as its managing venturer. On March 20, 2003, the Company acquired an additional 10% interest in Union Imaging bringing its ownership to 20%. Effective August 20, 2003, the Company acquired an additional 30% of Union Imaging Associates, JV bringing it ownership to 50%, See footnote 3 above. At this point the Company changed it accounting for Union Imaging Associates, JV to the consolidation method.

The following is a summary of selected financial information from the financial statements of the joint venture in which the Company has an investment.

                             Total      Long-term         Total        Total
                             Assets        Debt         Liabilities   Capital
                             ------     ---------       -----------   -------

       August 20, 2003     $3,102,654     $483,920    $1,130,804     $1,894,163
       December 31, 2002    3,461,981      699,345     1,482,905      1,979,076
                                                                          10%

                                           Gross                      Allocation
                                         Revenues     Net Income      of Income
                                         --------     ----------      ---------

       August 31, 2003                  $2,574,108      ($ 4,891)        ($489)
       December 31, 2002                 4,259,682       494,010        49,401

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 5 - INVESTMENT IN JOINT VENTURE, continued.

In accordance with the Company's agreement with Union Imaging Associates, the Company has received management fees and partner cash distributions as follows:

                                                        January 1, to
                                                   8/20/03         12/31/02
                                                   -------         --------
                                                        (in thousands)
      Revenue Received:
        Management fees                             $361.9           $484.3
        Partner cash distributions                     8.8             64.2
                                                      ----             ----

              Total receipts                        $370.7           $548.5
                                                    ======           ======

The other joint ventures that the Company owns an interest in aggregate $0 and $0 for the years ended December 31, 2003 and 2002, respectively.

NOTE 6 - LINE OF CREDIT.

In January 2002, the Company opened a commercial line of credit in the amount of $100,000 with First Union National Bank. This loan was for one year in duration and carries an interest rate of Prime plus zero (0%) percent. In February 2004, this line was terminated and converted to a short term note payable.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 7 - CONVERTIBLE DEBT, continued.

In June 2002, Jacov Hayut purchased each of the notes and intends to convert each Note into shares of the Company's common stock. On July 29, 2002, Mr. Hayut formally notified the Company that he intends to convert $43,500 principal amount of the Notes into shares of the Company's common stock. Pursuant to the terms of the conversion of the Note, Mr. Hayut is required to give the company seventy-five (75) days prior written notice of his intention to convert the Note into more than 9.9% of the Company's outstanding shares of common stock. Therefore, 250,000 shares of common stock were issued immediately and the remaining 11,750,000 shares were issued approximately 75 days later on October 15, 2002. Based on conversion price of $.003625, $43,500 principal amount of the Notes converts into 12,000,000 shares of common stock. Mr. Hayut is required to transfer 2% of such shares received upon conversion to the previous Noteholder. After the issuance of the 11,750,000 shares of common stock, Mr. Hayut owns approximately 78% of the Company's issued and outstanding common stock.

In June 2002, the Company issued an aggregate of $220,000 principal amount of it's 5.00% convertible secured promissory notes to Jacov Hayut & Motti Sharon which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. As of December 31, 2003, an aggregate of $55,000 principal amount has been retired by the Company.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 7 - CONVERTIBLE DEBT, continued.

On February 1, 2003, the Company issued an aggregate of $150,000 principal amount of its 9.25% convertible secured promissory notes to Ronnie Antiebi, Yossef Azoulai and Shimon Elmaiem which are due on June 2007. The notes are convertible at anytime while any portion of it is into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. Subsequent to the issuance of these notes they were transferred to Medical Solutions, Inc., a company owned by Messrs. Antiebi, Azoulai and Elmaiem.

In May 2003, the Company issued an aggregate of $50,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, Inc. which are due June 2007. The notes are convertible at anytime while any portion of it is into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

In June 2003, the Company issued an aggregate of $45,000 principal amount of it's 5.00% convertible secured promissory notes to Motti Sharon which are due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

NOTE 8 - EMPLOYEE STOCK OPTIONS.

Stock options granted to date under the Company's 1999 Stock Option Plan expire ten years after date of grant and are immediately exercisable.

A summary of options granted and related information for the years ended December 31, 2003 and 2002 is as follows:
                                                             Weighted Average
                                                Options        Exercise Price
                                                -------        --------------

        Outstanding, December 31, 2001          300,000            $2.125

        Granted                                    -                 -

        Exercised                                  -                 -

        Canceled                                   -                 -

        Outstanding, December 31, 2002          300,000            $2.125

        Granted                                    -                 -

        Exercised                                  -                 -

        Canceled                                   -                 -
        Outstanding, December 31, 2003          300,000            $2.125
                                                =======            ======

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 8 - EMPLOYEE STOCK OPTIONS (continued).

The weighted-average remaining contractual life of these options is approximately 4.5 years. Five individuals hold the outstanding options at December 31, 2003.

The Company applies APB 25 and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized for its Option Plan. Had compensation cost for the Option Plan been determined using the fair value based method, as defined in SFAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:


                                                   2003             2002
                                                   ----             ----
       Net loss:
         As reported                           ($1,786,600)    ($982,250)
         Pro forma                             ($1,786,600)    ($982,250)
       Basic and diluted loss per share:
         As reported                              ($0.12)         ($0.19)
         Pro forma                                ($0.12)         ($0.19)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003 and 2002: expected volatility of 50%; risk free interest rate of 6.0%; and expected lives of 4.5 and 5.5 years, respectively.

Since there was a substantial market decrease in the Company's common stock price, the option was deemed to be worthless, accordingly there is no Proforma compensation cost in 2003 and 2002.

NOTE 9 - LONG-TERM DEBT.

Long-term debt consists of the following:
                                                         December 31, 2003
                                                         -----------------
       Line of credit                                        $   70,899
       Notes payable                                            931,541
       Capitalized lease obligations            (a)           2,024,919

       Less current portion                                  (1,391,072)
                                                             ----------

       Long-term debt, net of current portion                $1,618,287
                                                             ==========

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 9 - LONG-TERM DEBT (continued).

Line of credit:

In January 2002, the Company opened a commercial line of credit in the amount of $100,000 with First Union National Bank. This loan was for one year in duration and carries an interest rate of Prime plus zero (0%) percent. In February 2004, this line was terminated and converted to a short term note payable.

Notes Payable:

During December 2002, the Company negotiated a 36 month note payable with an unrelated third party. This note was utilized to pay the Bridge View Bank line of credit in full, see note 6 and provide working capital. The note carries an annual interest rate of 12% and is payable in 36 equal installments of $8,635.72, commencing on January 9, 2003.

Capitalized Lease Obligations:

The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. Accumulated depreciation of assets under capital lease at December 31, 2003 aggregated $3,093,734. The interest rates on these capital leases vary between 7.0% and 14.0% per annum. Monthly payments for these leases is approximately $93,000 for interest and principal.

The future principal payments for long-term debt are as follows:

                                              December 31, 2002
                                              -----------------
                     2004                         $1,391,072
                     2005                            972,108
                     2006                            361,466
                     2007                            132,419
                     Beyond                          152,294
                                                  ----------
                                                  $3,009,359
                                                  ==========

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

At the October 2003, stockholders meeting an amendment of the Restated and Amended Certificate of Incorporation to increase the authorized number of shares the Company may issue from 15,000,000 to 100,000,000 shares. The Company designated 99,000,000 shares authorized as Common Stock, $.0002 par share was approved. The Company does not currently have any plans, proposals or arrangements, written or otherwise, to issue any of the additional shares authorized.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 11 - STOCKHOLDERS' EQUITY, continued.

At the October 2003, stockholders meeting, Amendment II to the Articles of Incorporation was approved allowing 1,000,000 shares of "blank check" preferred stock is provided for. The Company does not currently have any plans, proposals or arrangements, written or otherwise, to issue any of the "blank check" preferred stock to be authorized.

At the October 2003, stockholders meeting the Company's 2003 Stock Option Plan (the "2003 Option Plan")was approved. The purpose of the 2003 Option Plan is to grant officers, employees and others who provide significant services to the Company a favorable opportunity to acquire Common Stock so that they have an incentive to contribute its success and remain in its employ. Under the 2003 Option Plan, the Company is authorized to issue options for a total of 2,000,000 shares of Common Stock. The Company does not have any current plans to make grants under the 2003 Option Plan at this time.

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

The Company has recorded an income tax provision (credit) at December 31, 2003 and 2002 of $ -, and $ -, respectively. The Company has a net operating loss carry-forward for federal income tax purposes of approximately $9,993,000, available to offset income taxes through 2016 - 2023 and had a capital loss carry forward approximating $1,135,000 at December 31, 2002 that expired in 2003.

The components of the Company's provision (benefit) for income taxes, for the fiscal years ended 2003 and 2002 are as follows:

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
                                                        ==                ==

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 12 - INCOME TAXES, continued.

A reconciliation of income tax computed at the statutory rate to income tax expense (benefit) is as follows:

                                                      2003             2002
                                                      ----             ----

                  U.S. Federal statutory rate         $-                $-
                  State taxes                          -                 -
                                                     ---               ---

                     Effective tax rate               $-                $-
                                                     ===               ===

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

                                                        2003           2004
                                                        ----           ----
         Deferred tax assets:
                  Net operating loss carryforward   $3,797,000      $3,109,000

                  Less valuation allowance          (3,797,000)     (3,109,000)
                                                    ----------      ----------

                           Net deferred tax asset   $        -      $        -
                                                    ==========      ===========


Based on the Company's continued historical losses and going concern uncertainties, the net deferred tax assets are fully off-set by valuation allowances.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards is limited under the change in stock ownership rules of the Code. As a result of ownership changes, which occurred in June 2002, the Company's operating loss carryforwards are subject to these limitations. Future ownership changes could also further limit the utilization of any net operating loss carryforwards as of that date.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

(b) Properties:

The Company leases 1,765 square feet located at 1719 Route 10 East, Suite 117, Parsippany, New Jersey, which is comprised of the Company's executive offices. The Company is party to a lease covering the facility that expired on February 28, 2004, and provides for monthly rental payments of $2,722. The Company believes that its facilities are adequate for its current and future operations. The Company' directly or through its consolidated subsidiaries is also party to five additional site leases with a combined monthly rental $21,100, these leases expire at various times through December of the year 2006 and are renewable for five year terms at the Company's option.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 15 - LITIGATION, continued.

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

NOTE 16 - SUBSEQUENT EVENT

Effective February 1, 2004, the Company entered into a lease & management agreement with Park Imaging Associates, PA. to operate and manage their radiology practice at 441 Chestnut Street, Union, NJ. Park Imaging Associates does approximately $2,500,000 in revenues per year. It is adjacent to our Union Imaging Associates; the combined radiology practices offer a full range of imaging services.

Effective April 1, 2004 the Company took over a full service imaging center in Manalapan, NJ. The center contains a new Open MRI unit, CT unit, Ultrasound, Mammography and bone density units. The company is currently going through the facility licensing process with the state of New Jersey.

On April 1, 2004 the Company obtained a facility license and opened its first P.E.T. Scan Unit on Chestnut Street in Union near its Union Imaging Associates center and Park Imaging Associates Center. This addition completes our ability to be a full service diagnostic out-patient imaging center.