Form 10QSB
period 2004-03-31
MODERN MEDICAL MODALITIES CORP
filed 2004-07-09
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004, or

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on July 8, 2004 was 14,706,471 shares.

Transitional Small Business Disclosure Format (check one):
Yes __  No  X

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                  MARCH 31,2004 QUARTERLY REPORT ON FORM 10-QSB


     TABLE OF CONTENTS

       PART I - FINANCIAL INFORMATION
                                                    Page Number
Item 1.    Financial Statements.........................4-9
Item 2.    Management's Discussion and Analysis
           of Financial
           Condition and Results of Operation.........10-13
Item 3.    Controls and Procedures.......................13

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings............................14
Item 6.    Exhibits and Reports on Form 8-K.............14

  Signature Page .......................................15



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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
   Consolidated Balance Sheets as of March 31, 2004 and
        December 31, 2003                             4-5
   Consolidated Statements of Operations for the three
       months ended March 31,2004 and 2003              6
   Consolidated Statements of Cash Flows for the three
       months ended March 31, 2004 and 2003             7
   Notes to the Consolidated Financial Statements     8-9

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                         March 31,             December 31,
                                                                                           2004                    2003
                                                                                         ---------             ------------
                                      ASSETS

Current assets:

        Cash and cash equivalents                                                        $   43,305             $   97,261
        Accounts receivable (less contractual allowances of
            $2,719,035 & $1,962,235)                                                      1,378,658              1,484,288
        Notes receivable - current portion                                                   95,540                 74,548
        Other current assets                                                                 16,531                 58,928
                                                                                         ----------             ----------

                                   Total current assets                                   1,534,034              1,715,025
                                                                                         ----------             ----------

Property and equipment, net of accumulated depreciation of
        $5,917,749 & $5,619,447                                                           1,950,407              1,954,487
                                                                                         ----------             ----------

Other assets:
        Note receivable,net of current portion                                               47,655                 39,001
        Deposits                                                                             28,112                 22,820
                                                                                         ----------             ----------

                                    Total other assets                                       75,767                 61,821
                                                                                         ----------             ----------

                                       TOTAL ASSETS                                      $3,560,208             $3,731,333
                                                                                         ==========             ==========








                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                         March 31,             December 31,
                                                                                           2004                    2003
                                                                                         ----------            ------------
                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
        Line of credit                                                                   $    70,899          $    70,899
        Accounts payable                                                                     778,055              637,145
        Accrued expenses                                                                     405,573              501,465
        Current portion long term debt                                                     1,376,156            1,320,174
        Loans payable - shareholders, current portion                                        149,108              119,851
        Provision for site closings                                                          100,000              100,000
                                                                                         -----------          -----------

                                 Total current liabilities                                 2,879,791            2,749,534
                                                                                         -----------          -----------

Other liabilities:
        Long term debt, net of current portion                                             1,461,299            1,618,286
        Convertible debt                                                                   1,468,154            1,413,154
        Due to affiliate                                                                     118,581              200,000
        Loans payable shareholders, net of current portion                                    20,093               49,350
                                                                                         -----------          -----------

                                  Total other liabilities                                  3,068,127            3,280,790
                                                                                         -----------          -----------

                                     Total liabilities                                     5,947,918            6,030,324
                                                                                         -----------          -----------

Minority interest                                                                            587,975              452,946
                                                                                         -----------          -----------

Commitments and contingencies

Stockholders' deficit:
        Common stock, $0.0002 par value, Authorized - 100,000,000 shares
             Issued and outstanding - 14,706,471 shares                                        2,942                2,942
        Additional paid-in capital                                                         4,515,715            4,515,715
        Accumulated (deficit)                                                             (7,494,342)          (7,270,594)
                                                                                         -----------          -----------

                               Total stockholders' (deficit)                              (2,975,685)          (2,751,937)
                                                                                         -----------          -----------

                   TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                         $ 3,560,208          $ 3,731,333
                                                                                         ===========          ===========

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          For the three months ended March 31,
                                                                                         --------------------------------------
                                                                                            2004                       2003
                                                                                         -----------              -------------
Operating income:
     Net revenues from services                                                          $  1,436,683              $    572,921
     Cost of services provided                                                              1,088,780                   356,243
                                                                                         ------------              ------------

Total operating income                                                                        347,903                   216,678
                                                                                         ------------              ------------

Operating Expenses:
     Selling, general and administrative                                                      280,222                   109,804
     Depreciation and amortization                                                            296,647                    91,665
                                                                                         ------------              ------------

Total operating expenses                                                                      576,869                   201,469
                                                                                         ------------              ------------

(Loss) from operations                                                                       (228,966)                   15,209
                                                                                         ------------              ------------

Other income (expenses):
     Interest income                                                                                0                     7,262
     Interest expense                                                                         (75,091)                  (71,532)
     Miscellaneous income                                                                      15,337                     9,750
     Income from joint ventures                                                                    --                    16,500
                                                                                         ------------              ------------

Total other (expense)                                                                         (59,754)                  (38,020)
                                                                                         ------------              ------------

(Loss) before income taxes and minority interest                                             (288,720)                  (22,811)

Provision/(benefit) for income taxes                                                               --                        --
                                                                                         ------------              ------------

(Loss) before minority interest                                                              (288,720)                  (22,811)

Minority interests                                                                             64,972                    (4,101)
                                                                                         ------------              ------------

Net (loss)                                                                               $   (223,748)             $    (26,912)
                                                                                         ============              ============

(Loss) per share, basic and diluted                                                      $     (0.015)             $     (0.002)
                                                                                         ============              ============

Number of weighted average shares outstanding                                              14,706,471                14,506,471
                                                                                         ============              ============








                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the three months ended March 31,
                                                                                       -------------------------------------
                                                                                         2004                       2003
                                                                                       ---------                 ----------
Cash flows from operating activities
        Net (loss)                                                                     $(223,748)                $ (26,912)
                                                                                       ---------                 ---------
        Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
               Depreciation and amortization                                             296,647                    91,665
               Contractual allowances                                                    756,800                   (49,592)
               Income from an unconsolidated joint venture                                    --                   (16,500)
               Minority interest                                                         (64,972)                       --
Increase (decrease) in cash attributable to
        changes in operating assets and liabilities:
               Accounts receivable                                                      (617,285)                   18,843
               Affiliate receivables                                                      20,992                        --
               Other current assets                                                       21,024                    49,599
               Deposits and other assets                                                   5,292                     3,835
               Accounts payable                                                          140,910                    47,837
               Accrued expenses                                                          (95,892)                   (3,309)
                                                                                       ---------                 ---------
        Total adjustments                                                                463,516                   142,378
                                                                                       ---------                 ---------
Net cash provided by operating activities                                                239,768                   115,466
                                                                                       ---------                 ---------
Cash flows from investing activities:
               Fixed asset acquisitions                                                 (292,567)                   34,164
               Fixed asset dispositions                                                       --                    (2,461)
               Investment in joint venture                                                    --                  (306,730)
               Increase in minority interest                                             117,612                    (4,101)
                                                                                       ---------                 ---------
Net cash (used) by investing activities                                                 (174,955)                 (279,128)
                                                                                       ---------                 ---------
Cash flows from financing activities:
               Increae(decrease) in notes receivable - affiliates                          8,655                   (33,860)
               Proceeds from loan payable joint venture                                       --                   (15,360)
               Decrease in due to Affiliates                                             (81,419)
               Line of credit (payments)                                                      --                      (281)
               Increase long term debt                                                   110,982                   520,000
               Decrease long term debt                                                  (156,987)                 (291,491)
                                                                                       ---------                 ---------
Net cash (used)provided by financing activities                                         (118,769)                  179,008
                                                                                       ---------                 ---------
Net (decrease) increase in cash and cash equivalents                                     (53,956)                   15,346
Cash and equivalents, beginning of period                                                 97,261                     7,052
                                                                                       ---------                 ---------
Cash and equivalents, end of period                                                    $  43,305                 $  22,398
                                                                                       =========                 =========

Supplemental cash flow information
        Interest paid                                                                  $  50,158                 $  71,532
                                                                                       =========                 =========
        Income taxes paid                                                              $      --                 $      --
                                                                                       =========                 =========

                       See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:
The financial information included herein is unaudited however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-KSB for the year ended December 2003.


NOTE 2 - PROPERTY AND EQUIPMENT.
Property and equipment are summarized by major classification as follows:
---------------------------- --------------------- ------------------------
Useful lives 2003            March 31, 2004        December 31, 2003
---------------------------- --------------------- ------------------------
Medical Equipment 5-10       $6,621,360            $6,538,048
Yrs

Buildings - 15 Yrs            310,860               310,860

Furniture and Fixtures 3-5    59,353                59,353
Yrs

Automobiles - 5 Yrs           19,865                19,865

Computer Equipment &          150,767               142,634
Software 3-5 Yrs

Leasehold Improvements        661,925               470,922
5-10 Yrs

Construction in progress      44,027                32,253
                             --------------------- ------------------------
Total                         7,868,156             7,573,935

Less: Accumulated             5,917,749             5,619,447
Depreciation and
Amortization
                             --------------------- ------------------------
Total                        $1,950,407            $1,954,488
                             --------------------- ------------------------
Depreciation expense for the three months ended March 31, 2004 and year ended December 31, 2003, is $296,647 and $ 583,737, respectively


Note 3 - Leases - Equipment
Union Imaging Associates and Modern Medical Modalities Corporation entered into a line of credit with GE Healthcare Financial Services in the amount of $2,500,000. 70% of the line of credit can only be used for the purchase of GE medical equipment. We have drawn on $1,000,000 of the line of credit to purchase a GE 16 slice CT Scanner with the first three monthly payments of $5,569 and the remaining 57 months of $18,736. We have also drawn on $57,000 of the line of credit for a PACS system.

Union Imaging Associates has entered in a software purchase agreement which consists of 60 payments of $2,000 a month with Neurostar Solutions.



NOTE 4 - Acquisitions:

February 1, 2004 a wholly owned subsidiary entered into a management contract with Park Imaging Associates, P.A., a multi-modality imaging center, in Union, NJ. There is a $225,000 note with $25,000 down and a monthly payment of $6666.67 for 30 months beginning 90 days after closing.



NOTE 5 - LITIGATION:

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

Modern Medical presently provides equipment and manages one hospital based MRI site located in Passaic, New Jersey, and three free standing MRI and CT scan and Diagnostic Imaging ambulatory centers one in Louisiana and two in New Jersey. Modern Medical also receives a management fee of 11.25% of gross cash collections from the site in Union, New Jersey, for performing management functions. Modern Medical's relationship with its joint ventures, range from 50% through 84% equity interest.

Generally, Modern Medicals centers participate in HMO or PPO programs because many of the physicians who refer patients to the centers belong to the HMO or PPO. In many instances Modern Medicals centers initiate contact with various third parties, such as insurance companies, unions or managed care providers, to provide services to their membership. This is usually the case with the larger insurance plans. In the case of unions or managed care programs, the benefit managers representing the various programs usually make contacts. Typically, the physicians in the area recommend the centers.

Modern Medical has positioned itself to participate in the expanding managed health care market and intends to continue to seek to joint venture with hospital and physician managed ambulatory centers. Modern Medical has hired additional marketing representatives, a marketing company and a telemarketer in an effort to establish new sources of patient referrals, which are generally referred to Modern Medicals sites through HMO's, PPO's, union contracts and hospital contracts.

Results of Operations:
FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

Net Revenues from Services:

         Net revenue from services has increased from approximately $573,000 for the three months ended March 31, 2003 to $1,437,000 for the same period in 2004. The resulting net increase is $864,000. This increase is attributable primarily to the acquisition of Union Imaging Associates and the Park Imaging Associates Contract. This increase in revenues was partially offset by decreased revenues (approximately $241,000) at MRI Imaging Center at PBI due to the hospital moving out of the facilities. The Company has replaced the MRI unit in the Metairie La. Site, and we are rebuilding the business at this site.

Cost of services provided:

For the three months ended March 31, 2004, cost of services provided totaled $1,089,000 as compared to $356,000 for the same period in 2003, resulting in an increase of approximately $733,000. This increase relates primarily to the acquisition of Union Imaging Associates and the Park Imaging Associates Contract.

Selling, general and administrative expenses:

For the three months ended March 31, 2004, selling, general and administrative expenses totaled $280,000 as compared to $110,000 for the same period in 2003, resulting in an increase of approximately $170,000. This increase relates primarily to the acquisition of Union Imaging Associates and the Park Imaging Associates Contract.

Miscellaneous income:

Miscellaneous Income for the three months ended March 31, 2004 is $15,300 as compared to $9,800 for the same period in 2003 resulting in an increase of approximately $5,500. This increase resulted primarily from increased requests for film and report copies.

Liquidity and Capital Resources:

Modern Medical has a working capital deficiency of $1,345,757 at March 31, 2004 as compared to a working capital deficiency of $1,034,059 at December 31, 2003.

Union Imaging Associates and Modern Medical Modalities Corporation entered into a line of credit with GE Healthcare Financial Services in the amount of $2,500,000. 70% of the line of credit can only be used for the purchase of GE medical equipment. We have drawn on $1,000,000 of the line of credit to purchase a GE 16 slice CT Scanner with the first three monthly payments of $5,879 and the remaining 57 months of $19,783. We have also drawn on $57,000 of the line of credit for a PACS system.

Modern Medical believes that its current operations along with its current capital resources will provide it adequate working capital for the next twelve months. These are the only trends, commitments, events and/or material uncertainties known to Modern Medical.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Other than the legal proceedings reported on the Company's previous Form 10-QSB and 10-KSB filings, the Company is not party to any other material legal proceedings, and no material developments have occurred in such legal proceedings since previously reported on.

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

Dated:  July 9, 2004

By:   /s/ Baruh Hayut
      ----------------------------------
      Name: Baruh Hayut
      Title: Chief Executive Officer


Dated:  July 9, 2004

By:   /s/ Minesh Patel
      ----------------------------------
      Name: Minesh Patel
      Title: Chief Financial Officer