Form 10QSB
period 2004-06-30
MODERN MEDICAL MODALITIES CORP
filed 2004-10-13
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on October 13, 2004 was 14,706,471 shares.

Transitional Small Business Disclosure Format (check one):
Yes  No   X

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                  June 30,2004 QUARTERLY REPORT ON FORM 10-QSB


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                 Page Number

Item 1.    Financial Statements...................................3-12
Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operation..........13-16
Item 3.    Controls and Procedures...............................17-18

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings........................................19
Item 6.    Exhibits ................................................19
  Signature Page ...................................................21



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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
   Consolidated Balance Sheets as of June 30, 2004 and
        December 31, 2003                                               4-5
   Consolidated Statements of Operations for the three and
        six months ended June 30, 2004 and 2003                         6
   Consolidated Statements of Cash Flows for the three and
        six months ended June 30, 2004 and 2003                         7
   Notes to the Consolidated Financial Statements                       8-12

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                         June 30,              December 31,
                                                                                           2004                    2003
                                                                                    --------------------    --------------------
                                      ASSETS

Current assets:

        Cash and cash equivalents                                                           $    18,582             $    97,261
        Accounts receivable (less contractual allowances of
            $3,279,415 & $1,962,235)                                                          1,550,482               1,484,288
        Notes receivable - current portion                                                           --                  74,548
        Other current assets                                                                    156,012                  58,928
                                                                                    --------------------    --------------------

                                   Total current assets                                       1,725,076               1,715,025
                                                                                    --------------------    --------------------

Property and equipment, net of accumulated depreciation of
        $6,252,683 & $5,619,447.                                                              1,792,356               1,954,487
                                                                                    --------------------    --------------------

Other assets:
        Note receivable,net of current portion                                                  151,526                  39,001
        Deposits                                                                                 44,551                  22,820
                                                                                    --------------------    --------------------

                                    Total other assets                                          196,077                  61,821
                                                                                    --------------------    --------------------

                                       TOTAL ASSETS                                         $ 3,713,509             $ 3,731,333
                                                                                    ====================    ====================


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                         June 30,              December 31,
                                                                                           2004                    2003
                                                                                    --------------------    --------------------
                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
        Line of credit                                                                      $        --             $    70,899
        Accounts payable                                                                        976,622                 637,145
        Accrued expenses                                                                        323,239                 501,465
        Current portion long term debt                                                        1,661,650               1,320,174
        Loans payable - shareholders, current portion                                           141,001                 119,851
        Provision for site closings                                                             100,000                 100,000
                                                                                    --------------------    --------------------

                                 Total current liabilities                                    3,202,512               2,749,534
                                                                                    --------------------    --------------------

Other liabilities:
        Long term debt, net of current portion                                                1,185,234               1,618,286
        Convertible debt                                                                      1,485,555               1,413,154
        Due to affiliate                                                                              0                 200,000
        Loans payable shareholders, net of current portion                                       99,099                  49,350
                                                                                    --------------------    --------------------

                                  Total other liabilities                                     2,769,888               3,280,790
                                                                                    --------------------    --------------------

                                     Total liabilities                                        5,972,400               6,030,324
                                                                                    --------------------    --------------------

Minority interest                                                                               767,857                 452,946
                                                                                    --------------------    --------------------

Commitments and contingencies

Stockholders' deficit:
        Common stock, $0.0002 par value, Authorized - 100,000,000 shares
             Issued and outstanding - 14,206,471 shares                                           2,942                   2,942
        Additional paid-in capital                                                            4,515,715               4,515,715
        Accumulated (deficit)                                                                (7,545,405)             (7,270,594)
                                                                                    --------------------    --------------------

                               Total stockholders' (deficit)                                 (3,026,748)             (2,751,937)
                                                                                    --------------------    --------------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                            $ 3,713,509             $ 3,731,333
                                                                                    ====================    ====================

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the six months ended   For the three months ended
                                                            June 30,                   June 30,
                                                  --------------------------   --------------------------
                                                      2004         2003           2004           2003
                                                  ------------  ------------   ------------  ------------
Operating income:
     Net revenues from services                   $ 3,631,464   $   924,576    $ 2,194,781   $   351,655
     Cost of services provided                      2,526,199       686,729      1,437,419       330,486
                                                  ------------  ------------   ------------  ------------

Total operating income                              1,105,265       237,847        757,362        21,169
                                                  ------------  ------------   ------------  ------------

Operating Expenses:
     Selling, general and administrative              558,725       129,568        278,503        19,764
     Depreciation and amortization                    633,237       176,508        336,590        84,843
                                                  ------------  ------------   ------------  ------------

Total operating expenses                            1,191,962       306,076        615,093       104,607
                                                  ------------  ------------   ------------  ------------

(Loss) from operations                                (86,697)      (68,229)       142,269       (83,438)
                                                  ------------  ------------   ------------  ------------

Other income (expenses):
     Interest income                                       --        12,714             --         5,452
     Interest expense                                (122,156)     (142,230)       (47,065)      (70,698)
     Miscellaneous income                              34,951        42,780         19,614        33,030
     Gain on sale of property asset                    14,000        60,000         14,000        60,000
     (Loss)/Income from joint ventures                     --        18,544             --         2,044
                                                  ------------  ------------   ------------  ------------

Total other income(expense)                           (73,205)       (8,192)       (13,451)       29,828
                                                  ------------  ------------   ------------  ------------

(Loss) before income taxes and minority interest     (159,902)      (76,421)       128,818       (53,610)

Provision/(benefit) for income taxes                       --            --             --            --
                                                  ------------  ------------   ------------  ------------

(Loss) before minority interest                      (159,902)      (76,421)       128,818       (53,610)

Minority interests                                   (114,910)       (2,674)      (179,882)        1,427
                                                  ------------  ------------   ------------  ------------

Net (loss)                                        $  (274,812)  $   (79,095)   $   (51,064)  $   (52,183)
                                                  ============  ============   ============  ============

(Loss) per share, basic and diluted               $    (0.019)  $    (0.005)   $    (0.003)  $    (0.004)
                                                  ============  ============   ============  ============

Number of weighted average shares outstanding      14,706,471    14,506,471     14,706,471    14,506,471
                                                  ============  ============   ============  ============

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             For the six months ended
                                                                                                     June 30,
                                                                                    --------------------------------------------
                                                                                           2004                    2003
                                                                                    --------------------    --------------------
Cash flows from operating activities
        Net (loss)                                                                           $ (274,812)              $ (79,095)
                                                                                    --------------------    --------------------
        Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
               Depreciation and amortization                                                    633,236                 176,508
               Contractual allowances                                                         1,317,180                  27,089
               Income from an unconsolidated joint venture                                           --                 (18,544)
               Minority interest                                                                114,910                      --
Increase (decrease) in cash attributable to
        changes in operating assets and liabilities:
               Accounts receivable                                                           (1,349,489)                  3,411
               Affiliate receivables                                                            (74,548)                     --
               Other current assets                                                            (122,827)                 58,592
               Deposits and other assets                                                         21,731                  (1,335)
               Accounts payable                                                                 339,477                 (42,802)
               Accrued expenses                                                                (178,226)                (39,730)
               Affiliate payables                                                                                        42,916
                                                                                    --------------------    --------------------
        Total adjustments                                                                       701,444                 206,105
                                                                                    --------------------    --------------------
Net cash provided by operating activities                                                       426,632                 127,010
                                                                                    --------------------    --------------------
Cash flows from investing activities:
               Net increase in provision for site
                   site closings & other assets                                                      --                 100,000
               Fixed asset acquisitions                                                        (471,104)                (34,164)
               Fixed asset dispositions                                                              --                  18,974
               Investment in joint venture                                                     (200,000)               (308,102)
               Increase in minority interest                                                    297,494                   2,673
                                                                                    --------------------    --------------------
Net cash (used) by investing activities                                                        (373,610)               (220,619)
                                                                                    --------------------    --------------------
Cash flows from financing activities:
               Decrease in notes receivable - affiliates                                       (112,526)                 53,224
               Proceeds from loan payable joint venture                                              --                 (31,108)
               Increase to shareholder notes                                                     70,899                      --
               Line of credit (payments)                                                        (70,899)                     --
               Net increase(reduction) long term debt                                           (19,175)                 94,402
                                                                                    --------------------    --------------------
Net cash (used)provided by financing activities                                                (131,701)                116,518
                                                                                    --------------------    --------------------
Net (decrease) increase in cash and cash equivalents                                            (78,679)                 22,909
Cash and equivalents, beginning of period                                                        97,261                   7,052
                                                                                    --------------------    --------------------
Cash and equivalents, end of period                                                          $   18,582               $  29,961
                                                                                    ====================    ====================

Supplemental cash flow information
        Interest paid                                                                        $   52,646               $  71,532
                                                                                    ====================    ====================
        Income taxes paid                                                                    $       --               $      --
                                                                                    ====================    ====================

                       See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:
The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-KSB for the year ended December 31, 2003.


NOTE 2 - PROPERTY AND EQUIPMENT.
Property and equipment are summarized by major classification as follows:

-------------------------------------- ----------------------------------- ------------------------------------
Useful lives 2003                      June 30, 2004                       December 31, 2003
-------------------------------------- ----------------------------------- ------------------------------------
Medical Equipment 5-10 Yrs             $6,705,889                          $6,538,048
-------------------------------------- ----------------------------------- ------------------------------------
Buildings - 15 Yrs                     $310,860                            $310,860
-------------------------------------- ----------------------------------- ------------------------------------
Furniture and Fixtures 3-5 Yrs         $59,610                             $59,353
-------------------------------------- ----------------------------------- ------------------------------------
Automobiles - 5 Yrs                    $19,865                             $19,865
-------------------------------------- ----------------------------------- ------------------------------------
Computer Equipment & Software 3-5 Yrs  $154,725                            $142,634
-------------------------------------- ----------------------------------- ------------------------------------
Leasehold Improvements 5-10 Yrs        $683,009                            $470,922
-------------------------------------- ----------------------------------- ------------------------------------
Construction in progress               $111,082                            $32,253
-------------------------------------- ----------------------------------- ------------------------------------
Total                                  $8,045,039                          $7,573,935
-------------------------------------- ----------------------------------- ------------------------------------
Less: Accumulated Depreciation and     $6,252,683                          $5,619,447
Amortization
-------------------------------------- ----------------------------------- ------------------------------------
Total                                  $1,792,356                          $1,954,488
-------------------------------------- ----------------------------------- ------------------------------------

Depreciation expense for the six months ended June 30, 2004 and year ended December 31, 2003, are $ 633,237 and $ 583,737, respectively.

Note 3 - Leases - Equipment
Union Imaging Associates and Modern Medical Modalities Corporation entered into a line of credit with GE Healthcare Financial Services in the amount of $2,500,000. 70% of the line of credit can only be used for the purchase of GE medical equipment. We have drawn on $1,000,000 of the line of credit to purchase a GE 16 slice CT Scanner with the first three monthly payments of $5,569 and the remaining 57 months of $19,783. We have also drawn on $57,000 of the line of credit for a PACS system. We purchased 4 GE Logiq 7s and 1 Ligiqbook using this line for a total of 60 monthly rental payments of $7,664. We financed some computer equipment for general use and future growth initiatives in the sum of $99,167 with 60 monthly payments of $1987.

Union Imaging Associates has entered in a software purchase agreement which consists of 60 payments of $2,000 a month with the software vendor.

NOTE 4 - Acquisitions:

February 1, 2004 a wholly owned subsidiary entered into a management contract with Park Imaging Associates, P.A., a multi-modality imaging center, in Union, NJ. There is a $225,000 note with $25,000 down and a monthly payment of $6666.67 for 30 months beginning 90 days after closing.

April 1, 2004 the company entered into a 10 year lease with an option for an additional 5 years, in Manalapan NJ. The space was previously an imaging center, consisting of the following modalities: a MRI, CT, Ultrasound, RF room, and Mammography. The previous tenant had abandoned the space. We also negotiated with the equipment financing company for the purchase of all the equipment except the MRI unit for $22,000. We are in discussions with the MRI leasing company at this time. It is operating in a limited basis.


NOTE 5 - LITIGATION:

The Company is party to various law suits regarding non-payment of vendor invoices with a total exposure of approximately $127,000. We have settled $20,000 of these suits and the balance are either under negotiation or we have engaged an attorney to represent us in such matters. There was also a suit filed in Louisiana against Open MRI & Imaging Center of Metairie LLC with respect to the death of a patient. Our insurance company was notified and they have responded accordingly.

NOTE 6 - CONVERTIBLE DEBT:

In October 1999, the Company issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors which were due on October 18, 2000. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625.

In June 2002, Jacov Hayut purchased each of the notes and on July 29, 2002, Mr. Hayut converted $43,500 principal amount of the Notes into shares of the Company's common stock.

In June 2002, the Company issued an aggregate of $220,000 principal amount of its 9.25% convertible secured promissory notes to Jacov Hayut which is due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. As of December 31, 2002, an aggregate of $25,000 principal amount has been retired by the Company.

In June 2002, the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which is due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

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

Effective December 9, 2002, the Company entered into a 36 month note with Ronnie Antebi in the amount of $260,000. This note bears an interest rate of 12% per annum and is payable in 36 equal installments of $8,635.72, commencing January 9, 2003. The proceeds of this note were used to retire the Bridge View Bank line of credit (see footnote 6); the balance was used for working capital purposes.

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

In August, 2003 the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which are due on August 2008. Simultaneously Irit and Yossef Azoulai have assigned their $100,000 note from August 2002, under the same terms, to Medical Equipment Solutions, LLC. Yossef Azoulai is a principal of Medical Equipment Solutions, LLC. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

In June 2003, the Company issued an aggregate of $45,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which is due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

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

Modern Medical presently provides equipment and manages one hospital based MRI site located in Passaic, New Jersey, and four free standing MRI and CT scan and Diagnostic Imaging ambulatory centers one in Louisiana and three in New Jersey. Modern Medical also receives a management fee of 11.25% of gross cash collections from the site in Union, New Jersey, for performing management functions. Modern Medical's relationship with its joint ventures, range from 50% through 84% equity interest.

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

Results of Operations:

FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

Net Revenues from Services:

         Net revenue from services has increased from approximately $925,000 for the six months ended June 30, 2003 to $3,631,000 for the same period in 2004. The resulting net increase is $2,706,000. This increase is attributable primarily to the acquisition of Union Imaging Associates and the Park Imaging Associates Contract. This increase in revenues was partially offset by decreased revenues (approximately $483,000) at MRI Imaging Center at PBI due to the hospital moving out of the facilities. The Company has replaced the MRI unit in the Metairie La. Site, and we are rebuilding the business at this site.

Cost of services provided:

For the six months ended June 30, 2004, cost of services provided totaled $2,526,000 as compared to $678,000 for the same period in 2003, resulting in an increase of approximately $1,819,000. This increase relates primarily to the acquisition of Union Imaging Associates and the Park Imaging Associates Contract.

Selling, general and administrative expenses:

For the six months ended June 30, 2004, selling, general and administrative expenses totaled $559,000 as compared to $130,000 for the same period in 2003, resulting in an increase of approximately $429,000. This increase relates primarily to the acquisition of Union Imaging Associates and the Park Imaging Associates Contract.

Miscellaneous income:

Miscellaneous Income/Expense) for the six months ended June 30, 2004 is ($91,000) as compared to ($8,000) for the same period in 2003 resulting in an increase of expenses of approximately $83,000. This increase resulted primarily from a decrease in gains in property sales.

FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

Net Revenues from Services:

         Net revenue from services has increased from approximately $351,000 for the three months ended June 30, 2003 to $2,194,000 for the same period in 2004. The resulting net increase is $1,843,000. This increase is attributable primarily to the acquisition of Union Imaging Associates and the Park Imaging Associates Contract. This increase in revenues was partially offset by decreased revenues (approximately $419,000) at MRI Imaging Center at PBI due to the hospital moving out of the facilities. The Company has replaced the MRI unit in the Metairie La. Site, and we are rebuilding the business at this site.

Cost of services provided:

For the three months ended June 30, 2004, cost of services provided totaled $1,437,000 as compared to $330,000 for the same period in 2003, resulting in an increase of approximately $1,107,000. This increase relates primarily to the acquisition of Union Imaging Associates and the Park Imaging Associates Contract.

Selling, general and administrative expenses:

For the three months ended June 30, 2004, selling, general and administrative expenses totaled $279,000 as compared to $20,000 for the same period in 2003, resulting in an increase of approximately $259,000. This increase relates primarily to the acquisition of Union Imaging Associates and the Park Imaging Associates Contract.

Miscellaneous income:

Miscellaneous Income/(Expense) for the three months ended June 30, 2004 is ($31,000 as compared to $30,000 for the same period in 2003 resulting in a decrease of approximately $61,000. This decrease resulted primarily from a decrease in gains in property sales.

Liquidity and Capital Resources:

Modern Medical has a working capital deficiency of $1,477,000 at June 30, 2004 as compared to a working capital deficiency of $1,034,059 at December 31, 2003.

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

DVI Financial Services has filed for bankruptcy, we have been notified by the successor in bankruptcy of a default and we are in negotiations with the successor in bankruptcy to remedy this default.

Modern Medical believes that its current operations along with its current capital resources will provide it adequate working capital for the next twelve months. These are the only trends, commitments, events and/or material uncertainties known to Modern Medical.

In October 1999, the Company issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors which were due on October 18, 2000. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625.

In June 2002, Jacov Hayut purchased each of the notes and on July 29, 2002, Mr. Hayut converted $43,500 principal amount of the Notes into shares of the Company's common stock.

In June 2002, the Company issued an aggregate of $220,000 principal amount of its 9.25% convertible secured promissory notes to Jacov Hayut which is due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. As of December 31, 2002, an aggregate of $25,000 principal amount has been retired by the Company.

In June 2002, the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which is due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

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

Effective December 9, 2002, the Company entered into a 36 month note with Ronnie Antebi in the amount of $260,000. This note bears an interest rate of 12% per annum and is payable in 36 equal installments of $8,635.72, commencing January 9, 2003. The proceeds of this note were used to retire the Bridge View Bank line of credit (see footnote 6); the balance was used for working capital purposes.

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

In August, 2003 the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which are due on August 2008. Simultaneously Irit and Yossef Azoulai have assigned their $100,000 note from August 2002, under the same terms, to Medical Equipment Solutions, LLC. Yossef Azoulai is a principal of Medical Equipment Solutions, LLC. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.

In June 2003, the Company issued an aggregate of $45,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which is due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company.


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

The Company's chief executive officer and chief financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures as of the end of the second quarter ended June 30, 2004 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

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

On May 3, 2004, Modern Medical Modalities Corp. was named in a lawsuit entitled Burgio Enterprises LTD v. R.F. Management; Modern Medical Modalities Corp.; et al. The suit was filed in the District Court, Clark County, Nevada. The suit alleges that Modern Medical Modalities Corp. was in breach of contract. Modern Medical Modalities Corp. is vigorously defending this suit.

On May 5, 2004, Open MRI & Imaging Center of Metairie, LLC, of which we own 100%, was named in a lawsuit entitled Kim C. Smith et al v. Open MRI & Imaging Center of Metairie, LLC. The suit was filed in Jefferson Parish Civil District Court for the parish of Orleans Division B Louisiana #04-6459 Section 15. The suit alleges that Open MRI & Imaging Center of Metairie, LLC was negligent in providing a system of accountability in report tracking. Open MRI & Imaging Center of Metairie, LLC has turned this matter over to its insurance company. Open MRI & Imaging Center, LLC intends to vigorously defend this suit.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2004, the Company is in default on its note with DVI in the amount of $377,600.24. As of the date hereof the arrearage on the DVI note is $566,400.36. We are in discussions with the respective parties to resolve this issue in a timely basis.

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

                               MODERN MEDICAL MODALITIES CORPORATION

Dated:  October 13, 2004

                               By: /s/ Baruh Hayut
                               Name:   Baruh Hayut
                               Title:  Chief Executive Officer


Dated:  October 13, 2004

                               By: /s/ Minesh Patel
                               Name:   Minesh Patel
                               Title:  Chief Financial Officer