Form 10QSB
period 2004-09-30
MODERN MEDICAL MODALITIES CORP
filed 2005-01-19
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on January 13, 2005 was 14,706,471 shares.

Transitional Small Business Disclosure Format (check one):
Yes  No   [X]

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                                September 30,2004
                        QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
      Page Number
Item 1.    Financial Statements............................................ 3-10
Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operation.............................11-17
Item 3.    Controls and Procedures.........................................17-18

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................19
Item 3.    Defaults Upon Senior Securities....................................19
Item 6.    Exhibits ..........................................................19
  Signature Page ..........................................................20-26

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                September 30,    December 31,
                                                                    2004             2003
                                                               --------------    -------------
                                      ASSETS

Current assets:
        Cash and cash equivalents                                 $   10,186       $   97,261
        Accounts receivable (less contractual allowances of
            $3,530,572 & $1,962,235)                               1,600,316        1,484,288
        Notes receivable - current portion                                 -           74,548
        Other current assets                                         235,246           58,928
                                                               --------------    -------------

                                   Total current assets            1,845,748        1,715,025
                                                               --------------    -------------

Property and equipment, net of accumulated depreciation of
        $6,550,806 & $5,619,447.                                   1,431,687        1,954,487
                                                               --------------    -------------

Other assets:
        Note receivable,net of current portion                       170,485           39,001
        Deposits                                                      34,259           22,820
                                                               --------------    -------------

                                    Total other assets               204,744           61,821
                                                               --------------    -------------

                                       TOTAL ASSETS              $ 3,482,179      $ 3,731,333
                                                               ==============    =============

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                  September 30,    December 31,
                                                                      2004            2003
                                                                  -------------   -------------
                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
        Line of credit                                              $        -      $   70,899
        Accounts payable                                               999,963         637,145
        Accrued expenses                                               411,787         501,465
        Current portion long term debt                               1,702,182       1,320,174
        Loans payable - shareholders, current portion                   91,651         119,851
        Provision for site closings                                    100,000         100,000
                                                                  -------------   -------------

                                 Total current liabilities           3,305,583       2,749,534
                                                                  -------------   -------------

Other liabilities:
        Long term debt, net of current portion                         857,368       1,618,286
        Convertible debt                                             1,505,555       1,413,154
        Due to affiliate                                                     0         200,000
        Loans payable shareholders, net of current portion             148,450          49,350
                                                                  -------------   -------------

                                  Total other liabilities            2,511,373       3,280,790
                                                                  -------------   -------------

                                     Total liabilities               5,816,956       6,030,324
                                                                  -------------   -------------

Minority interest                                                      884,763         452,946
                                                                  -------------   -------------

Commitments and contingencies

Stockholders' deficit:
        Common stock, $0.0002 par value, Authorized
         - 100,000,000 shares
             Issued and outstanding - 14,706,471 shares                  2,942           2,942
        Additional paid-in capital                                   4,515,715       4,515,715
        Accumulated (deficit)                                       (7,738,197)     (7,270,594)
                                                                  -------------   -------------

                               Total stockholders' (deficit)        (3,219,540)     (2,751,937)
                                                                  -------------   -------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)   $ 3,482,179     $ 3,731,333
                                                                  =============   =============


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the nine months ended       For the three months ended
                                                               September                        September
                                                     ------------------------------   -----------------------------
                                                          2004            2003             2004           2003
                                                     --------------  --------------   --------------  -------------
Operating income:
     Net revenues from services                        $ 5,428,302     $ 1,556,591      $ 1,796,838      $ 632,015
     Cost of services provided                           3,850,698       1,207,060        1,437,419        520,331
                                                     --------------  --------------   --------------  -------------

Total operating income                                   1,577,604         349,531          359,419        111,684
                                                     --------------  --------------   --------------  -------------

Operating Expenses:
     Selling, general and administrative                   691,296         388,253          132,571        258,685
     Depreciation and amortization                         983,537         324,181          350,300        147,673
                                                     --------------  --------------   --------------  -------------

Total operating expenses                                 1,674,833         712,434          482,871        406,358
                                                     --------------  --------------   --------------  -------------

(Loss) from operations                                     (97,229)       (362,903)        (123,452)      (294,674)
                                                     --------------  --------------   --------------  -------------

Other income (expenses):
     Interest income                                         2,726          14,005                -          1,291
     Interest expense                                     (189,848)       (205,313)         (67,692)       (63,083)
     Miscellaneous income/(loss)                            34,564         118,295             (387)        75,515
     Loss on sale of property asset                         14,000               -                -              -
     Income/(loss) from joint ventures                           -           4,620                -        (13,924)
                                                     --------------  --------------   --------------  -------------

Total other income(expense)                               (138,558)        (68,393)         (68,079)          (201)
                                                     --------------  --------------   --------------  -------------

(Loss) before income taxes and minority interest          (235,787)       (431,296)        (191,531)      (294,875)

Provision/(benefit) for income taxes                             -               -                -              -
                                                     --------------  --------------   --------------  -------------

(Loss) before minority interest                           (235,787)       (431,296)        (191,531)      (294,875)

Minority interests                                        (231,816)        (25,544)        (116,906)       (22,870)
                                                     --------------  --------------   --------------  -------------

Net (loss)                                              $ (467,603)     $ (456,840)      $ (308,437)    $ (317,745)
                                                     ==============  ==============   ==============  =============

(Loss) per share, basic and diluted                        $ (0.03)        $ (0.03)         $ (0.02)       $ (0.02)
                                                     ==============  ==============   ==============  =============

Number of weighted average shares outstanding           14,706,471      14,506,471       14,706,471     14,506,471
                                                     ==============  ==============   ==============  =============



                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the nine months ended
                                                                                        September 30,
                                                                                ----------------------------
                                                                                    2004           2003
                                                                                -------------   ------------
Cash flows from operating activities
        Net (loss)                                                                $ (467,603)    $ (456,840)
                                                                                -------------   ------------
        Adjustments to reconcile net loss to net cash provided (used) by operating activities:
               Depreciation and amortization                                         983,537        324,181
               Contractual allowances                                              1,568,337      1,552,089
               Income from an unconsolidated joint venture                          (231,816)             -
Increase(decrease) in cash attributable to changes in operating assets and liabilities:
               Accounts receivable                                                (1,684,365)    (2,657,569)
               Accounts receivable - joint venture                                   (74,548)        90,967
               Affiliate receivables                                                       -              -
               Other current assets                                                  170,232         (5,328)
               Deposits and other assets                                             (11,439)        (5,642)
               Accounts payable                                                      362,818        323,555
               Accrued expenses                                                      (89,678)         1,326
               Affiliate payables                                                          -        200,000
                                                                                -------------   ------------
        Total adjustments                                                            993,078       (176,421)
                                                                                -------------   ------------
Net cash provided by operating activities                                            525,475       (633,261)
                                                                                -------------   ------------
Cash flows from investing activities:
               Net increase in provision for site
                   site closings & other assets                                            -        397,153
               Fixed asset acquisitions                                             (461,726)    (1,365,759)
               Fixed asset dispositions                                               53,168         (1,204)
               Investment in joint venture                                          (200,000)       (82,266)
               Increase in minority interest                                         414,000         25,544
                                                                                -------------   ------------
Net cash (used) by investing activities                                             (194,558)    (1,026,532)
                                                                                -------------   ------------
Cash flows from financing activities:
               Decrease in notes receivable - affiliates                            (131,485)       127,040
               Proceeds from loan payable joint venture                                    -       (219,618)
               Increase to shareholder notes                                          70,899              -
               Line of credit (payments)                                             (70,899)          (281)
               Net increase(reduction) long term debt                               (286,507)     1,759,344
                                                                                -------------   ------------
Net cash (used)provided by financing activities                                     (417,992)     1,666,485
                                                                                -------------   ------------
Net [decrease] increase in cash and cash equivalents                                 (87,075)         6,692
Cash and equivalents, beginning of period                                             97,261          7,052
                                                                                -------------   ------------
Cash and equivalents, end of period                                                 $ 10,186       $ 13,744
                                                                                =============   ============

Supplemental cash flow information
        Interest paid                                                              $ 144,457      $ 172,8557
                                                                                =============   ============
        Income taxes paid                                                          $       -      $        -
                                                                                =============   ============


                       See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - PROPERTY AND EQUIPMENT.
Property and equipment are summarized by major classification as follows:

-------------------------------------- --------------------- -------------------
Useful lives                           September 30, 2004    December 31, 2003
-------------------------------------- --------------------- -------------------
Medical Equipment 5-10 Yrs             $6,666,198            $6,538,049
-------------------------------------- --------------------- -------------------
Buildings - 15 Yrs                     $310,860              $310,860
-------------------------------------- --------------------- -------------------
Furniture and Fixtures 3-5 Yrs         $59,610               $59,353
-------------------------------------- --------------------- -------------------
Automobiles - 5 Yrs                    $19,865               $19,865
-------------------------------------- --------------------- -------------------
Computer Equipment & Software 3-5 Yrs  $223,797              $142,634
-------------------------------------- --------------------- -------------------
Leasehold Improvements 5-10 Yrs        $697,846              $470,922
-------------------------------------- --------------------- -------------------
Construction in progress               $4,317                $32,253
-------------------------------------- --------------------- -------------------
Total                                  $7,982,492            $7,573,935
-------------------------------------- --------------------- -------------------
Less: Accumulated Depreciation and     $6,550,806            $5,619,447
Amortization
-------------------------------------- --------------------- -------------------
Total                                  $1,431,687            $1,954,487
-------------------------------------- --------------------- -------------------

Depreciation expense for the nine months ended September 30, 2004 and year ended December 31, 2003, are $ 983,537 and $ 583,737, respectively.


Note 3 - Leases - Equipment
Union Imaging Associates and Modern Medical Modalities Corporation entered into a line of credit with GE Healthcare Financial Services in the amount of $2,500,000. 70% of the line of credit can only be used for the purchase of GE medical equipment. We have drawn on $1,000,000 of the line of credit to purchase a GE 16 slice CT Scanner with the first three monthly payments of $5,569 and the remaining 57 months of $19,783. We have also drawn on $57,000 of the line of credit for a PACS system. We purchased 4 GE Logiq 7s and 1 Logiqbook using this line for a total of 60 monthly rental payments of $7,664. We financed some computer equipment for general use and future growth initiatives in the sum of $99,167 with 60 monthly payments of $1,987.

Union Imaging Associates has entered in a software purchase agreement which consists of 60 payments of $2,000 a month with the software vendor.

NOTE 4 - Acquisitions:

July 20, 2004 the company acquired an additional 10% interest in Union Imaging Associates, JV. This additional 10% brings the company's ownership of Union Imaging Associates, JV to 60%.

NOTE 5 - LITIGATION:

The Company is party to various law suits regarding non-payment of vendor invoices with a total exposure of approximately $80,000. We have engaged an attorney to represent us to negotiate a settlement.

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

In June 2002, the Company issued an aggregate of $220,000 principal amount of its 9.25% convertible secured promissory notes to Jacov Hayut which is due in June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In June 2002, the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which is due in June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In July 2002, the Company issued an aggregate of $65,000 principal amount of its 9.25% convertible secured promissory notes to Yossef Azoulai which is due in June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In August 2002, the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Irit and Yossef Azoulai which are due in June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

Effective December 9, 2002, the Company entered into a 36 month note with Ronnie Antebi in the amount of $260,000. This note bears an interest rate of 12% per annum and is payable in 36 equal installments of $8,635.72, commencing January 9, 2003. The proceeds of this note were used to retire the Bridge View Bank line of credit (see footnote 6); the balance was used for working capital purposes.

In February, 2003 the Company issued an aggregate of $150,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which are due in February 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In March, 2003 the Company issued an aggregate of $50,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which are due in March 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In May, 2003 the Company issued an aggregate of $50,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which are due in May 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In June 2003, the Company issued an aggregate of $45,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which is due in June 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In August, 2003 the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which are due in August 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

Simultaneously Irit and Yossef Azoulai have assigned their $100,000 note from August 2002, under the same terms, to Medical Equipment Solutions, LLC. Yossef Azoulai is a principal of Medical Equipment Solutions, LLC. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In February 2004, the Company issued an aggregate of $50,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which is due in June 2009. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In July 2004, the Company issued an aggregate of $25,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which is due in June 2009. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

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

Modern Medical presently provides equipment and manages one hospital based MRI site located in Passaic, New Jersey, and four free standing MRI and CT scan and Diagnostic Imaging ambulatory centers one in Louisiana and three in New Jersey. Modern Medical also receives a management fee of 11.25% of gross cash collections from the site in Union, New Jersey, for performing management functions. Modern Medical's relationship with its joint ventures, range from 60% through 84% equity interest.

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

Results of Operations:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

Net Revenues from Services:
Net revenue from services has increased from approximately $1,557,000 for the nine months ended September 30, 2003 to $5,428,000 for the same period in 2004. The resulting net increase is $3,871,000. The majority of this increase is attributable to the acquisition of Union Imaging Associates ($2,980,000), and the Park Imaging Associates Contract ($1,250,000). This increase in revenues was partially offset by decreased revenues (approximately $509,000) at MRI Imaging Center at PBI due to the hospital moving out of the facilities. The Company has replaced the MRI unit in the Metairie La. Site, and we are rebuilding the business at this site, revenues increased by $150,000.

Cost of services provided:
For the nine months ended September 30, 2004, cost of services provided totaled $3,851,000 as compared to $1,207,000 for the same period in 2003, resulting in an increase of approximately $2,644,000. Most of the increase relates to the acquisition of Union Imaging Associates of approximately ($1,584,000), MMM atAtrium ($223,000), and the Park Imaging Associates Contract ($837,000).

Selling, general and administrative expenses:
For the nine months ended September 30, 2004, selling, general and administrative expenses totaled $691,000 as compared to $388,000 for the same period in 2003, resulting in an increase of approximately $303,000. This increase relates for the most part to the acquisition of Union Imaging Associates by $303,000.

Miscellaneous income:
Miscellaneous income/expense) for the nine months ended September 30, 2004 is $35,000 as compared to $118,000 for the same period in 2003 resulting in a decrease in miscellaneous income of approximately $83,000. This decrease resulted primarily from a decrease in fees for third party transcription work and fees for film copies when patients are involved in litigation.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

Net Revenues from Services:
         Net revenue from services has increased from approximately $632,000 for the three months ended September 30, 2003 to $1,797,000 for the same period in 2004. The resulting net increase of approximately $1,165,000. This increase is attributable predominantly to the acquisition of Union Imaging Associates ($920,000)and approximately $325,000 related to the Park Imaging Associates Contract. This increase in revenues was offset by decreased revenues (approximately $80,000) at MRI Imaging Center at PBI due to the hospital moving out of the facilities and closure of sites in 2003.

Cost of services provided:
For the three months ended September 30, 2004, cost of services provided totaled $1,437,000 as compared to $521,000 for the same period in 2003, resulting in an increase of approximately $916,000. Three sites were responsible for majority of the increase. The three sites are Union Imaging Associates, Park Imaging Associates, and MMI at Atrium, in the amount of $496,000, $320,000, and $100,000 respectively.

Selling, general and administrative expenses:
For the three months ended September 30, 2004, selling, general and administrative expenses totaled $133,000 as compared to $259,000 for the same period in 2003, resulting in a decrease of approximately $126,000. This decrease relates primarily to the closing of the MRI Imaging Center at PBI and related reduction in marketing costs and reversal of marketing accruals.

Miscellaneous income:
Miscellaneous income/(expense) for the three months ended September 30, 2004 is nil as compared to $76,000 for the same period in 2003 resulting in a decrease of approximately $76,000. This decrease resulted primarily from fees for third party transcription work and fees for film copies when patients are involved in litigation.


Liquidity and Capital Resources:

DVI Financial Services has filed for bankruptcy, we have been notified by the successor in bankruptcy that we are in default on our note with DVI in the amount of [$545,000, although the maximum amount we could be liable for on the note is approximately $1,000,000 and we are in negotiations with US Bancorp, the successor in bankruptcy, to remedy this default. We have reached a tentative agreement on this matter, however, a formal agreement is still being finalized. The tentative agreement settles the debt for a lump sum payment of $300,000 to US Bancorp with the return of certain of the equipment that is related to this debt.

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

In June 2002, the Company issued an aggregate of $220,000 principal amount of its 9.25% convertible secured promissory notes to Jacov Hayut which is due in June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In June 2002, the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which is due in June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In July 2002, the Company issued an aggregate of $65,000 principal amount of its 9.25% convertible secured promissory notes to Yossef Azoulai which is due in June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In August 2002, the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Irit and Yossef Azoulai which are due in June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

Effective December 9, 2002, the Company entered into a 36 month note with Ronnie Antebi in the amount of $260,000. This note bears an interest rate of 12% per annum and is payable in 36 equal installments of $8,635.72, commencing January 9, 2003. The proceeds of this note were used to retire the Bridge View Bank line of credit (see footnote 6); the balance was used for working capital purposes.

In February, 2003 the Company issued an aggregate of $150,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which are due in February 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In March, 2003 the Company issued an aggregate of $50,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which are due in March 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In May, 2003 the Company issued an aggregate of $50,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which are due in May 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In June 2003, the Company issued an aggregate of $45,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which is due in June 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In August, 2003 the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which are due in August 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

Simultaneously Irit and Yossef Azoulai have assigned their $100,000 note from August 2002, under the same terms, to Medical Equipment Solutions, LLC. Yossef Azoulai is a principal of Medical Equipment Solutions, LLC. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In February 2004, the Company issued an aggregate of $50,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which is due in June 2009. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In July 2004, the Company issued an aggregate of $25,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which is due in June 2009. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

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

The Company's chief executive officer and chief financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures as of the end of the second quarter ended September 30, 2004 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Other than the legal proceedings reported on the Company's previous Form 10-QSB and 10-KSB filings, the Company is not party to any other material legal proceedings. [IF THE PROCEEDINGS LISTED BELOW WERE PREVIOUSLY REPORTED ON FORM 10-QSB AND THERE HAVE BEEN NO CHANGES/UPDATES AS TO THE STATUS OF THE LAWSUIT, THEN NO ADDITIONAL DISCLOSURE IS REQUIRED]

Item 3.  DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2004, the Company is in default on its note with DVI Financial Services in the amount of $545,000. DVI Financial Services is in bankruptcy, and we have reached a tentative agreement with the successor in bankruptcy, U.S. Bancorp, for the restructuring and repayment of such debt, which will be finalized by a formal agreement. The tentative agreement settles the debt for a lump sum payment of $300,000 to US Bancorp with the return of all the equipment that is related to this debt.

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

                      MODERN MEDICAL MODALITIES CORPORATION

Dated:  January __, 2005

                                                By: /s/ Baruh Hayut
                                                Name: Baruh Hayut
                                                Title: Chief Executive Officer


Dated:  January __, 2005

                                               By: /s/ Minesh Patel
                                               Name: Minesh Patel
                                               Title: Chief Financial Officer