Form 10QSB/A
period 2004-09-30
MODERN MEDICAL MODALITIES CORP
filed 2005-01-26
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10QSB/A

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

Dated:  January 26, 2005

                                                By: /s/ Baruh Hayut
                                                Name: Baruh Hayut
                                                Title: Chief Executive Officer


Dated:  January 26, 2005

                                               By: /s/ Minesh Patel
                                               Name: Minesh Patel
                                               Title: Chief Financial Officer