Form 10KSB
period 2004-12-31
MODERN MEDICAL MODALITIES CORP
filed 2005-05-12
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-KSB


                                    ---------



(Mark One)


[X] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended December 31, 2004.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to______________

                           Commission File No. 0-23416


                      MODERN MEDICAL MODALITIES CORPORATION
                      -------------------------------------

(Exact name of registrant as specified in its charter)

New Jersey                                              22-3059258
------------------------------------------------------------------

(State or other jurisdiction of (I.R.S. Employer Identification No. Incorporation or organization)

                      439 Chestnut Street, Union, NJ 07083
                   ------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (908) 687-8840
------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

          Title of each Class Name of each Exchange on which Registered
         --------------------------------------------------------------
                               Not Applicable None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0002 Par Value
-----------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ].


The issuer's net sales for the most recent fiscal year were $7,249,220.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on April 25, 2005 was approximately $252,463.

As of April 25, 2005 there were 14,706,471 shares of Common Stock, par value $.0002 per share, outstanding.

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

Modern Medical presently provides equipment and manages one Diagnostic Imaging ambulatory center site located in Manalapan, New Jersey, 3 Diagnostic Imaging ambulatory centers in Union, New Jersey and one free standing MRI center in Metairie, Louisiana. One of the 3 centers in Union is a joint venture which Modern Medical owns 80%.

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

UNION JOINT VENTURE

In July 1990, Modern Medical entered into a Joint Venture Agreement with Union Imaging Associates, Inc. for the purpose of providing magnetic resonance and CT Scan imaging services to radiologists and other medical professionals, including leasing and financing equipment for use in such business. The Union joint venture terminates upon the earliest of: (a) June 30, 2010, (b) the sale of the subject business or (c) mutual agreement of the joint venture. Modern Medical serves as the managing joint venture pursuant to the Union joint venture agreement and has managerial responsibility for the business including:

o     Hiring of personnel;
o     Leasing equipment;
o     Budgeting;
o     Contracting;
o     Billing;
o     Paying debts;
o     Making lease payments; and
o     Making distributions to the joint venturers.

Modern Medical shall continue to serve as managing joint venturer until Modern Medicals liability under the Union joint venture's equipment debt is satisfied. Thereafter, Modern Medical shall continue to serve as the managing joint venturer until the earlier to occur of: (a) Modern Medicals resignation upon 60 days notice to Union Imaging or (b) 60 days after receipt of notice from Union Imaging that the holders of at least 80% of Union Imaging's stock had voted to terminate Modern Medical as managing joint venturer. Modern Medical owned 50% of the Union Joint Venture at the end of 2003 and acquired additional 30% equity position in the Union joint venture during 2004.

METAIRIE MEDICAL EQUIPMENT LEASING

In June 1997, Metairie Medical Equipment Leasing Corp. was incorporated in the state of New Jersey, as a 100% owned subsidiary of Modern Medical. It consists of one Open MRI and primarily serves the personal injury market. It operates under the names of two wholly owned subsidiaries, Open MRI & Imaging of Metairie, LLC and Independence Imaging Center, LLC.

TSI Billing Service Inc.

In November 2003, Modern Medical entered into an agreement to purchase 50% of TSI Billing Service (TSI Billing). TSI Billing is a billing company that has been providing billing services for various medical practices since 1994. Modern Medical has also outsourced its billing to TSI Billing.

Union Imaging Center LLC.

In February 2004, Modern Medical established Union Imaging Center LLC, a wholly owned subsidiary, to facilitate a management contract with Park Imaging Associates.

February 1, 2004 a wholly owned subsidiary entered into a management contract with Park Imaging Associates, P.A., a multi-modality imaging center, in Union, NJ. There is a $225,000 note with $25,000 down and a monthly payment of $6,666.67 for 30 months beginning 90 days after closing. Park Imaging Associates does approximately $2,500,000 in revenues per year. It is adjacent to our Union Imaging Associates; the combined radiology practices offer a full range of imaging services.

Modern Medical Imaging at Atrium LLC.

Modern Medical established Modern Medical Imaging at Atrium LLC, a wholly owned subsidiary, to own and operate the Manalapan, NJ location.

Effective April 1, 2004 the Company took over a full service imaging center in Manalapan, NJ. The center contains a new Open MRI unit, Ultrasound, X-ray, Mammography and bone density units. The company completed the facility licensing process with the state of New Jersey in December 2004.

MRI Imaging at PBI Corporation.

During 2003, Passaic Beth Israel Hospital, Inc. notified the Company that it would be closing the hospital and selling the building and grounds. The Company was required to vacate its facility on or before December 31, 2004. In November 2004 the Company shut down the PBI site and ceased doing business at that location. There were no remaining obligations at year end.

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

CT is a specialized method of examining various body parts using x-rays and computer reconstruction to form a cross sectional image. During the exam the-ray tube travels completely around the body and the computer reconstructs the information to form a cross sectional image. A series of these images, or slices, is taken through the area of interest, providing the physician with a detailed look at structures not otherwise seen with regular X-rays.

Our services:

Modern Medical offers the full range of services discussed below. The needs of a particular hospital or physician group determine the extent of the services offered in each instance, which Modern Medical can deliver either on a limited basis or through a full service medical technology center. In addition, a physician and a physician group provide professional services and interpret MRI or CT Scans. Modern Medical does not engage in the practice of medicine. Such physicians are not employees of Modern Medical. However, the most significant cost of operating an imaging center is the capital and finance costs of equipment.

Modern Medical provides equipment and related services, technical and support staffing, marketing, patient scheduling, billing and collection and management in all of Modern Medicals sites located throughout New Jersey and Louisiana.

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

Delivery of our services:

Modern Medical delivers its services to its customers through either contractual arrangements with hospitals and clinics or medical technology center arrangements with hospitals or physician groups, as discussed below. Modern Medical may form imaging centers utilizing a variety of ownership vehicles. Presently, Modern Medical operates its sites under joint venture agreements. Below is a description of Modern Medicals medical technology centers and radiology group centers:

Medical technology centers. Modern Medical will establish a medical technology center within a hospital or with a physician group through which Modern Medical will offer its full range of services. A hospital center is located on hospital campus, is affiliated with that hospital and provides both inpatient and outpatient services. A hospital requiring part-time service will engage Modern Medical to schedule its mobile unit to be on location at the hospital at prescribed times. Modern Medical maintains a mobile unit, which is a custom-designed vehicle that is a totally self-contained facility.

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

In most cases Modern Medical is approached by a group of physicians or hospital that are looking to install a MRI or CT scanner. Modern Medical first reviews the location that the equipment is to be placed in and reviews a general outline or business plan. Information that is presented includes other centers in the area, patient financial class, patient demographics in the area served, and potential referring physicians. In the case of a hospital, Modern Medical requests the number of MRI and CT scans that the hospital sends to other facilities. Modern Medical also contacts neighboring sites to determine the waiting time for scheduling an exam to see if patients are waiting an excessive amount of time for an exam. Modern Medical contacts potential referring physicians to determine if they are experiencing problems with existing facilities and if they would support a new facility. Managed care groups' anthems are contacted to determine if contracts for providing service are available and to ascertain the membership in their service area of the potential new sites. If the site is considered to be positive a request is made to the various equipment manufacturers for a bid on the equipment Modern Medical deems necessary. Modern Medical then makes a determination as to the financial viability of the project. Based on the criteria above, Modern Medical reviews each site to determine whether the site can generate revenues to support the costs associated with the operation of the site.

Our growth strategy and marketing plan

Modern Medical markets its services to physicians and hospitals through various methods. These include telemarketing, direct solicitation, direct mail, and sponsorship of in service education programs for physicians and technical staff, and personal visits to physician offices. Modern Medicals management also attends many of the large radiology shows throughout the country.

Modern Medical is pursuing a strategy of seeking new hospital centers and physician managed ambulatory centers. Modern Medical will engage in intensive marketing in areas of specialized physician groups, chiropractors, health maintenance organizations (HMO), preferred provider organizations (PPO), union locals, municipalities and insurance companies. Modern Medical currently negotiates discounts with large suppliers of patients, as allowed by law. Modern Medical' objective is to respond to the concerns of spiraling health care costs while maintaining quality of care to the patient. Increased volume results in a reduction of the cost of each procedure because fixed costs at each facility are spread over a larger number of procedures. This reduction in cost is passed along to Modern Medicals contracted clients. In addition, in order to increase patient volume, Modern Medical has expanded its hours of operations, including extended hours during the week and weekend scheduling.

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

Modern Medicals plan of operation will be to continue to expand the equipment use of its current customers. Modern Medical will, with its direct marketing efforts, continue to seek new clients, either through the acquisition of complementary businesses or the establishment of new centers. Modern Medical currently does not have any agreements to acquire complementary businesses.

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

Modern Medicals equipment and supplies are available from a variety of sources. The loss of any single supplier would not have a material adverse effect on Modern Medical.

Governmental reimbursement and regulations of our business

Government reimbursement. In major areas of its business, Modern Medical relies on third party reimbursement for payment of its services, which is typically the federal government. Its charges are predominantly paid either directly by third-party payors or by its clients, which in turn receive reimbursement from such sources. Extensive payment delays are not uncommon and adversely affect our operations while awaiting payment.

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

o For beneficial interests, which were created prior to the effective date of the Act, July 31, 1991, the practitioner could continue to refer patients, or direct an employee to do so, if the practitioner disclosed such interest to his patients. The disclosure must take the form of a sign posted in a conspicuous place in the practitioner's office. It must inform the patients of the beneficial interest and state that a list of alternative health care service providers could be found in the telephone directory, and

o All physicians who refer in the sites in New Jersey and also have a financial interest in those sites must have a signposted as mandated by the law.

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

Competition

Modern Medical faces competition from various other companies ranging from small local companies to those operating on a regional or national scale, such as Medical Resources Inc. and Tricat, Inc. Although these companies may be more experienced or have more financial resources at their disposal, Modern Medical competes in the marketplace on the basis of its performance in the industry, its reputation for the quality of its services and its expertise in tailoring the structure of its contractual arrangements and services to meet the specific needs of its customers. Modern Medical does this by meeting with the hospital or physician to discuss the specific needs of each site. Thereafter a determination can be made as to which services Modern Medical will perform at a particular site and whether the hospital or physician wants to be financially involved in the site.

Modern Medical believes that few of its competitors provide Modern Medicals range of services from full service medical technology centers to more limited mobile and fixed site arrangements. Modern Medical maintains close working relationships with two major equipment manufacturers (Siemens and General Electric). Representatives of these manufacturers introduce Modern Medical to various clients in an effort to arrange joint ventures between Modern Medical and physician groups or hospitals in an effort to sell their equipment to the joint venture.

Modern Medicals imaging centers compete for patients with other hospitals and radiology groups in their area. These centers and hospital customers compete on the basis of efficiency and service.

Insurance

Modern Medical carries general liability insurance with coverage of up to $1,000,000 per claim and a commercial umbrella policy of $10,000,000. Modern Medical believes that such coverage is adequate. Additionally, Modern Medical maintains insurance for the replacement of all leased equipment at each of its facilities.

Employees

As of December 31, 2004, Modern Medical employed 54 persons on a full-time basis and 35 persons on a part time basis. The following table reflects the employees per facility:

                                        Total      Full Time         Part Time
Modern Medical                            5        4       1           0
Metairie, LA                              5        2       3           0
Union Imaging Assoc., Union, NJ          38       24      14           0
Union Imaging Center, Union, NJ          28       15      13           0
TSI Billing, Union, NJ                    7        5       2           0
Manalapan, NJ                             6        4       2           0
Total                                    89       54      35           0

Equipment lease agreements
Union Imaging Associates and Modern Medical Modalities Corporation entered into a line of credit with GE Healthcare Financial Services in the amount of $2,500,000. 70% of the line of credit can only be used for the purchase of GE medical equipment. See schedule detailing use of this line and payment schedule.

Union Imaging Associates has entered in a Pacs software purchase agreement, which consists of 60 payments of $2,000 a month with Neurostar Solutions Inc.

On September 1, 2003, Metairie Medical Equipment Leasing Corporation entered into a 36-month lease, which provided for the rental of a Siemens Open Viva MRI imaging system. Payments are $5,000 per month and began on October 03, 2003.

In December of 2000, Modern Medical Modalities Corporation, acting in its capacity of managing joint-venturer of Union Imaging Associates JV entered into a lease purchase agreement with Citicorp North America, Inc. to refinance $1,102,887 of existing and new Union Imaging Associates, JV debt. The amount was made up of the following:

o     $185,500 Marconi Open MRI system upgrade
o     $301,517 Buyout of the balance of the:
o $615,870 DVI Financial Services equipment debt DVI Business Credit accounts receivable line

Total $1,102,887

The lease commenced December 5, 2000, is a sixty-month financing lease with a $1.00 buyout option at the end of the lease. The sixty monthly installments are for $23,631 each. Modern Medical Modalities Corporation was not required to guarantee the lease.

On April 15, 2005 the Citicorp lease was settled with a lump sum of $175,000 and 25 $1,000 monthly payments.

In June of 2001 Modern Medical consolidated all of its preexisting debt with DVI Financial Services, Inc. into one note with 48 equal monthly payments of $47,200. This resulted in a reduction of its monthly debt service of approximately $20,000 or $240,000 per year. This debt was settled for $300,000 and was paid off March 18, 2005.

Modern Medical entered into a lease with Commerce Commercial Leasing Corp for the purchase of the MRI unit in Manalapan, NJ. The amount financed is $265,000 for 5 years. Payments schedule listed in table below.

                  Operating         Start         End           # Of      Recurring         Leased/Loan
                  /Financial                                    Pymts     Payments          Amount
GE-CT             Operating         12/31/03      02/28/04         3      $0
                                    03/31/04      05/31/04         3      $5,879.59
                                    06/30/04      03/31/09         57     $19,782.52       $1,155,000.00
GE-Pacs           Financing         01/14/04      12/14/08         60     $1,184.38           $58,867.71
GE-Dell           Operating         05/11/04      04/11/09         60     $1,987.12           $99,167.81
GE-               Operating         04/17/04      07/17/04         3      $0
US & Dexa                           08/17/04      07/17/09         60     $6,041.08          $295,500.00
GE-US                               04/17/04      07/17/04         3      $0
                  Operating         08/17/04      07/17/09         60     $1,622.98           $79,500.00
GE-Mammo                            12/17/04      02/17/05         3      $0
                  Operating         03/03/05      11/17/09         60     $8,320.46          $398,500.00
Toyota            Financing         03/01/03      02/01/08         60     $343.04             $18,000.00
Mas90             Financing         11/01/04      10/01/07         36     $430.36             $20,000.00
Docuteam          Operating         04/16/03      05/16/08         60     $1,041.45           $50,000.00
STI-Software      Financing         11/01/03      01/01/09         60     $824.68             $38,648.00
Neurostar         Financing         02/01/04      01/01/09         60     $2000.00           $120,000.00
Dell              Financing         04/01/03      05/01/09         60     $474.76             $14,299.00
Toshiba           Financing         02/18/03      03/18/08         60     $417.63             $18,561.50
Citicorp          Financing         04/15/05      05/01/07         25     $1,000.00           $25,000.00
Commerce                                                           3      $0
Bank MRI          Financing         04/04/05      03/04/10         57     $5,116.45          $265,000.00
MES               Operating         10/01/03      09/01/06         36     $5,000.00          $115,000.00

Item 2. Properties

In July of 1997, Metairie Medical Equipment Leasing Corporation entered into a 120-month facility lease with Independence Mall I Limited Partnership for approximately 2,100 square feet on the ground floor of a two-story building. Under the terms of the lease the monthly rental is $2,911.00.

Passaic Beth Israel Hospital, Inc., effectively closed on December 31, 2004 and Modern Medical Modalities Corporation has entered into an agreement with the New Jersey School Construction Corporation to vacate the facility no later than October 31, 2004.

In April 2005 Modern Medical entered into a five (5) year lease agreement for approximately 7,150 square feet on 445 Chestnut St. in Union, NJ for approximately $15,000 per month. This lease is renewable for an additional 5-year term at no more than $17,875 per month, which expires on April 1, 2010.

In April 2005 Modern Medical entered into a five (5) year lease agreement for approximately 2,250 square feet on 439 Chestnut St. in Union, NJ for approximately $3,844 per month.

In February 2003 Modern Medical and Union Imaging Associates, JV entered into a five (5) year lease agreement for approximately 960 square feet on 418 Chestnut St. in Union, NJ for approximately $1,760 per month.

April 1, 2004 the company entered into a 10-year lease with an option for an additional 5 years, in Manalapan NJ. The lease is for approximately 5,620 square feet, the monthly rental is $11,240. The space was previously an imaging center, consisting of the following modalities: a MRI, Ultrasound, RF room, and Mammography. The previous tenant had abandoned the space. We also negotiated with the equipment financing company for the purchase of all the equipment except the MRI unit for $22,000. We purchased the MRI unit for $250,000 from Philips and financed it with Commerce Commercial Leasing Corp. The facility is operating in a limited basis.

Modern Medical believes that its current facilities are adequate to operate its business.


Item 3. Legal Proceedings

Modern Medical Modalities Corporation was served with a lawsuit in May 2004 in the District Court of Clark County, Nevada alleging a breach of contract with a marketing partner seeking in excess of $40,000 in damages. Modern Medical intends to vigorously defend itself in this suit. The company filed for a motion to dismiss, which was granted and the plaintiff was given an opportunity to amend its complaint if it desired. Motion to Dismiss was granted on July 26, 2004. We have not heard from plaintiffs since. There is still a chance for a revised complaint and we are therefore regarding this as an active legal proceeding.

The Company is party to a lawsuit regarding disputed vendor invoices of approximately $80,000. We have settled $40,000, to be paid within a year of the settlement.

Open MRI & Imaging Center of Metairie, LLC was served with a lawsuit April 2004 in the Civil District Court for the Parish of Orleans, state of Louisiana alleging misdiagnosing of a brain tumor on June 27, 2000, resulting in the death of a patient. Our insurance company was notified it is in the process of settling the case within the terms of our insurance policy. The insurance company does not believe the claim will go to trial.

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

Item 4. Submission of Matters to a vote of Security Holders

There were no matters submitted to a vote of security holders during the forth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities



Common Stock
-----------

Fiscal 2003                High             Low
First Qtr                  $0.015           $0.01
Second Qtr                 0.01             0.005
Third Qtr                  0.01             0.005
Fourth Qtr                 0.0075           0.0025
Fiscal 2004
First Qtr                  $0.25            $0.10
Second Qtr                 0.25             0.10
Third Qtr                  0.14             0.02
Fourth Qtr                 0.19             0.05

On April 25, 2005, there were approximately 50 holders of record of Modern Medical's 14,706,471 outstanding shares of Common Stock.

On April 25, 2005, the last sale price of the Common Stock as reported on the OTC Bulletin Board was $0.08.

Dividend Policy

Modern Medical has never paid or declared dividends on its common stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon Modern Medicals earnings, its capital requirements, financial condition and other relevant factors. Modern Medical intends, for the foreseeable future, to retain future earnings for use in Modern Medical's business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

When used in this Form 10-KSB and in future filings by Modern Medical with the Securities and Exchange Commission, the words or phrases "will likely result" and "the company expects", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions are intended to identify" forward-looking statements". Modern Medical wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Modern Medical has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Modern Medical presently provides equipment and manages five free-standing MRI and CT Scan and Diagnostic Imaging ambulatory centers in Louisiana (1) and New Jersey (4). One of the 4 New Jersey facilities is a Joint Venture, Modern Medical is the managing partner in the Joint Venture and owns an 80% equity interest.

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

Management's Discussion and Analysis.

Results of Operations:

For the year ended December 31, 2004 compared to the year ended December 31,
2003

Net Revenues from Services:

Net revenue from services has increased approximately $4,200,000 to $7,249,000 for the year ended December 31, 2004 from approximately $3,037,000 for the same period in 2003. This increase resulted from Union Imaging Center approximately $2,468,000, $258,000 from the Manalapan, NJ location, the PET center generating $195,000, Metairie, LA location contributed approximately $600,000 and full year of consolidation of Union Imaging Associates versus 4 months the prior year. The increase in revenues was offset by the closing of the Passaic Beth Israel location at the end of 2004 of approximately $900,000.

Cost of services provided:

For the year ended December 31, 2004, cost of services provided totaled approximately $5,495,000 as compared to approximately $2,061,000 for the same period in 2003, resulting in an increase of approximately $3,434,000. This increase relates to the changes in volume and service mix, which resulted in higher costs related to medical supplies, pay roll, and facility costs. The Park Imaging Contract business is a lower paying higher volume business and thus their margin is smaller than other centers that we operate.

Selling, general and administrative expenses:

For the year ended December 31, 2004, selling, general and administrative expenses totaled approximately $1,003,000 as compared to $683,000 for the same period in 2003, resulting in an increase of approximately $320,000. Relative to revenues S, G and A actually went down reflecting some of the expenses being distributed to more revenues. The absolute increase related to variable costs that were increased due to the new contract and full year consolidation of Union Imaging Associates.

Extraordinary Item:

Gain of $910,000 from an extinguishment of debt. The DVI loan was paid in full for $300,000 and the Citicorp loan was paid in full for $175,000 plus 25 monthly installments of $1,000. Between the two loans the company had approximately $1,410,000 in total debt.

Liquidity and Capital Resources:

Modern Medical has a working capital deficiency of $758,956 at December 31, 2004 as compared to a working capital deficiency of $1,034,509 at December 31, 2003.

Debt
Effective December 9, 2003, the Company entered into a 36 month note with Ronnie Antebi in the amount of $260,000.This note bears an interest rate of 12% per annum and is payable in 36 equal installments of $8,635.72, commencing January9, 2004. The proceeds of this note were used to retire the Bridge View Bank line of credit, the balance was used for working capital purposes.

On March 18, 2005 Modern Medical entered into an unsecured loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable over 12 months in $8,333 monthly payments, with a lump sum due on the 13th month in the amount of $221,826.71 and bears an interest rate of 8% per annum. This loan funded the settlement of the DVI/US Bank loan settlement.

On April 15, 2005 Modern Medical entered into a 13 month unsecured loan agreement Ronnie Antebi in the amount of $175,000 which bears interest at a rate of 15% per annum. The first 6 payments are in the amount of $10,000 each and commence on May 15, 2005, the second 6 monthly payments are at $20,000 each and the final payment on June 15, 2005 is in the amount of $12,621.85. This loan was utilized to fund the settlement of the CitiCorp note.

CONVERTIBLE DEBT:

In October 1999, the Company issued an aggregate of $500,000 principal amount of 10% convertible notes to two investors, which were due on October 18, 2000. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. At December 31, 2004, the total principal and interest outstanding was $489,213.

In June 2002, Jacov Hayut purchased the above note and on July 29, 2002, Mr.Hayut converted $43,500 principal amount of the Notes into shares of the Company's common stock.

Between June 2002 and July 2004 the company has issued an aggregate of $930,000 principal amount of 9.25% convertible secured promissory notes with conversion rates detailed in the table below:


---------------------------------------------------------------------------------------------------------
Issued to:            Issue Date           Expiration Date      Principal Amount $  Conversion Price $
                                                                                    Per Share
---------------------------------------------------------------------------------------------------------
Jacov Hayut           June 2002            June 2007            140,000             0.179
---------------------------------------------------------------------------------------------------------
Motti Sharon          June 2002            June 2007            100,000             0.179
---------------------------------------------------------------------------------------------------------
Motti Sharon          June 2003            June 2008            45,000              0.179
---------------------------------------------------------------------------------------------------------
Motti Sharon          June 2002            June 2007            80,000              0.179
---------------------------------------------------------------------------------------------------------
Yossef and Irit       July 2002            June 2007            65,000              0.179
Azoulai
---------------------------------------------------------------------------------------------------------
M E S                 August 2002          June 2007            100,000             0.143
---------------------------------------------------------------------------------------------------------
M E S                 February 2003        February 2008        150,000             0.143
---------------------------------------------------------------------------------------------------------
M E S                 March 2003           March 2008           50,000              0.143
---------------------------------------------------------------------------------------------------------
M E S                 May 2003             May 2008             50,000              0.143
---------------------------------------------------------------------------------------------------------
M E S                 August 2003          August 2008          100,000             0.143
---------------------------------------------------------------------------------------------------------
M E S                 February 2004        June 2009            25,000              0.143
---------------------------------------------------------------------------------------------------------
M E S                 July 2004            June 2009            25,000              0.143
---------------------------------------------------------------------------------------------------------

Modern Medical does not believe that its cash flow from operations will be sufficient to fund its ongoing operations and it will continue to have to raise capital to fund its operations. Modern Medical may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to the Company, if at all.

These are the only trends, commitments, events and/or material uncertainties known to Modern Medical.

Going Concern

Modern Medical's December 31, 2004 and 2003 financial statements have been presented on a basis that it is a going concern. Due to significant losses during the years ended December 31, 2004 and 2003, the audit reports have an explanatory paragraph stating that Modern Medicals continued existence is in doubt.

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

See pages F-1 to F-25

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

Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and15d-15 (f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act

The officers and directors of the Company, and further information concerning them, are as follows:

Name Age Position

Baruh Hayut 42 Chairman of the Board of Directors and CEO

Jacov Hayut 37 President, Secretary and Director

Minesh Patel 33 Chief Operating Officer, Chief Financial Officer and Director

Each of the above officers and directors shall hold office until the next annual meeting of the Company's shareholders and until a successor is elected and qualified.

BARUH HAYUT was appointed Chairman of the Board of Directors and Chief Executive Officer on March 31, 2004. From June 2003 through March 31, 2004, Mr. Hayut served as a financial consultant to the Company. Prior thereto, Mr. Hayut served as a corporate finance and investment banker with Thornhill Group and Joseph Charles and Associates. From 1992 to 1997, Mr. Hayut was a registered representative with H.J. Meyers & Co. Mr. Hayut received his Bachelors degrees in Business Administration and Economics from Hebrew University in Jerusalem, Israel.

JACOV HAYUT was appointed Chairman of the Board of Directors, Chief Executive Officer and Acting Chief Financial Officer of the Company in June 2003 and served in these capacities until March 31, 2004. Mr. Hayut has however retained the positions of Director, President, and Secretary.
From 1995 to present, Mr. Hayut has been President and Chief Operating Officer of AA Flooring based in Atlanta, Georgia. From 1993 to 1995, Mr. Hayut was a registered representative with H.J. Meyers & Co. and Argent Securities Corp.

MINESH PATEL was appointed to the Board of Directors of the Company in June 2003 and on November 2003 was appointed Chief Financial Officer. In November 2004, Mr. Patel was appointed Chief Operating Officer. From February 2001 through November 2003, Mr. Patel was an Investment Broker with the firm of JP Turner & Company LLC. From October 1998 through February 2001, Mr. Patel was an Investment Broker with the firm of JW Genesis. Mr. Patel received his Masters in Business Administration with a concentration in Finance from Georgia State University.

Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 2004, the Company believes all reports, required to be filed, by Section 16(a) were filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 2004 (referred toast "2004" in this table), the year ended December 31, 2004 (referred to as"2003" in this table), and for the year ended December 31, 2001 (referred to as"2001" in this table), paid to the Company's Chief Executive Officer.

Summary Compensation Table

Name and Principal, All Other Position
Year Salary Compensation

---------------------
Jacov Hayut President
2003     $ 12,436
2004     $ 30,025

Baruh Hayut Chairman, CEO
2003     $ 22,531
2004     $ 158,772

Minesh Patel, COO and CFO
2003     $35,000
2004     $42,770

The Company does not currently have any employment agreements with any of its executive officers.

2003 Stock Option Plan

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

In connection with the plan, the exercise price of each incentive stock option may not be less than 100% of the fair market value of our common stock on the date of grant or 110% of fair market value in the case of an employee holding 10% or more of our outstanding common stock. The aggregate fair market value of shares of common stock for which incentive stock options granted to any employee are exercisable for the first time by such employee during any calendar year, pursuant to all of our, or any related corporation's, stock option plan, may not exceed $100,000. Non-qualified stock options may be granted at a price determined by our compensation committee, but not at less than 85% of the fair market value of our common stock. Stock options granted pursuant to our stock option plan would expire not more than ten years from the date of grant.

The plan is effective for a period of ten years, expiring in 2013. Options maybe granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to us. The plan is designed to enable our management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the plan may be exercised for up to ten years, and shall be at an exercise price all as determined by our board. Options are non-transferable except by the laws of descent and distribution or a change in control of us, as defined in the plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (a) the sale of substantially all of the assets of us and merger or consolidation with another company, or (b) a majority of the board changes other than by election by the stockholders pursuant to board solicitation or by vacancies filled by the board caused by death or resignation of such person.

If a participant ceases affiliation with us by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant three months to exercise, except for termination for cause, which results in immediate termination of the option.

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

1999 Stock Option Plan

The plan will be administered by the compensation committee or our board of directors, who will determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of the options and the option exercise price. The options may be granted as either or both of the following: (a) incentive stock options, or (b) non-qualified stock options. 500,000 shares may be issued under this plan. 300,000 options were previously issued under this plan to former officers and directors of the Company, which by their terms expired and such 300,000 options are available for reissuance under the 1999 Stock Option Plan.

In connection with the plan, the exercise price of each incentive stock option may not be less than 100% of the fair market value of our common stock on the date of grant or 110% of fair market value in the case of an employee holding 10% or more of our outstanding common stock. The aggregate fair market value of shares of common stock for which incentive stock options granted to any employee are exercisable for the first time by such employee during any calendar year, pursuant to all of our, or any related corporation's, stock option plan, may not exceed $100,000. Non-qualified stock options may be granted at a price determined by our compensation committee, but not at less than 85% of the fair market value of our common stock. Stock options granted pursuant to our stock option plan would expire not more than ten years from the date of grant.

The plan is effective for a period of ten years, expiring in 2009. Options maybe granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to us. The plan is designed to enable our management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the plan may be exercised for up to ten years, and shall be at an exercise price all as determined by our board. Options are non-transferable except by the laws of descent and distribution or a change in control of us, as defined in the plan, and are exercisable only by the participant during his or her lifetime.

Change in control includes (a) the sale of substantially all of the assets of us and merger or consolidation with another company, or (b) a majority of the board changes other than by election by the stockholders pursuant to board solicitation or by vacancies filled by the board caused by death or resignation of such person.

If a participant ceases affiliation with us by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant three months to exercise, except for termination for cause, which results in immediate termination of the option.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Name and Address Number of Shares Percentage of Beneficial Owner Beneficially Owned (1) Common Stock

Jacov Hayut       11,254,008        76.5%
Barry Hayut       -0-               0.0%
Minesh Patel      -0-               0.0%

All officers and directors 11,254,008 76.5% as a group (3 persons)

Equity Compensation Plan Information

Plan category Number of Securities to Weighted-average Number of securities be issued upon exercise price of remaining available for of outstanding options, outstanding options, future issuance under warrants and rights warrants and rights equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plan Information

-------------------------------------------------------------------------------------------------------
Plan Category          Number of Securities to be   Weighted-average          Number of Securities
                       issued upon exercise of      exercise price of         remaining available for
                       outstanding options          outstanding options,      future issuance under
                                                    warrants and rights       equity compensation
                                                                              plans (excluding
                                                                              securities reflected in
                                                                              column (a))
-------------------------------------------------------------------------------------------------------
Equity compensation                -0-                         -0-                   2,500,000
plans approved by
security holders
-------------------------------------------------------------------------------------------------------
Equity compensation                -0-                         -0-                      -0-
plans not approved by
security holders
-------------------------------------------------------------------------------------------------------

Item 12. Certain Relationships and Related Transactions

Modern Medical believes that the transactions set forth below were made on terms no less favorable to it than could have been obtained from unaffiliated third parties. All future transactions, including any loans between Modern Medical and any of its officers, directors, principal stockholders and their affiliates will be approved by a majority of Modern Medicals board of directors and will continue to be on terms no less favorable to Modern Medical than could be obtained from unaffiliated third parties.

In June 2003, the Company issued an aggregate of $140,000 principal amount of its 9.25% convertible secured promissory notes to Jacov Hayut, which is due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. Jacov Hayut is a Director and Officer of the Company.

Medical Equipment Solutions LLC., which consists of Ronnie Antebi, Yossef Azoulai, and Shimon Elmalem has a management agreement with the company and also are investors in the company either individually or collectively. MES provides services in selecting, providing, and installing medical equipment. For these services, they are compensated 5% of Union Imaging Centers' collection and 6% for the Manalapan site collections. Ronnie Antebi has provided term financing for various loan restructurings.

Item 13. Exhibits, List and Reports on Form 8-K.

(a)  Exhibits


         31* Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
* filed herewith



(b) There were no reports filed on Form 8-K during the last quarter covered by this Annual Report.


Item 14. Principal Accountant Fees and Services.

         The following table sets forth fees billed to us by our independent registered public accounting firm, Liebman Goldberg & Drogin, LLP, during the fiscal years ended December 31, 2004, and December 31, 2003, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered. Since we do not currently have an audit committee, our board of directors approved the audit services provided by Liebman Goldberg & Drogin, LLP and the fees incurred in connection therewith.

                                December 31, 2003          December 31, 2004
                                -----------------          -----------------
         Audit Fees                  $30,000                   $35,000
         Audit Related Fees          $11,250                   $12,000
         Tax Fees                    $ 8,000                   $ 9,000
         All Other Fees              $     0                   $     0

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Modern Medical Modalities Corporation

Date:  May 11, 2005                      By: /s/ Baruh Hayut
                                             --------------------
                                             Name:  Baruh Hayut
                                             Title: Chief Executive Officer


         Pursuant to and in accordance with the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


-----------------------------------------------------------------------------------------------------------
Name                                 Title                              Date
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
/s/ Baruh Hayut                      Chairman and Chief Executive       May 11, 2005
-------------------                  Officer
Baruh Hayut
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
/s/ Jacov Hayut                      President, Secretary and Director  May 11, 2005
-------------------
Jacov Hayut
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
/s/ Minesh Patel                     Chief Financial Officer, Chief     May 11, 2005
-------------------                  Operating Officer and Director
Minesh Patel
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

Board of Directors
Modern Medical Modalities Corporation and Subsidiaries
Union, New Jersey

We have audited the accompanying consolidated balance sheet of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2004, and the related consolidated statements of income and operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2004, and the consolidated results of income and operations and their cash flows for each of the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

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

/s/ LIEBMAN GOLDBERG & DROGIN, LLP

Garden City, New York
April 28, 2005

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2004

                                      ASSETS

Current assets:

        Cash and cash equivalents                                               $     6,239
        Accounts receivable (less contractual allowances of
            $3,837,814)                                                           1,581,568
        Notes receivable - current portion                                           32,001
        Other current assets                                                         35,322
                                                                                -----------

                                   Total current assets                           1,655,130
                                                                                -----------

Property and equipment, net of accumulated depreciation of $4,137,006             1,217,836
                                                                                -----------

Other assets:
        Note receivable,net of current portion                                       15,884
        Deposits                                                                     42,556
                                                                                ------------

                                    Total other assets                               58,440
                                                                                -----------

                                       TOTAL ASSETS                             $ 2,931,406
                                                                                ===========



                 See notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2004


               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
        Accounts payable                                                        $   467,343
        Accrued expenses                                                            850,216
        Current portion long term debt                                              876,676
        Loans payable - shareholders, current portion                               119,851
        Provision for site closings                                                 100,000
                                                                                ------------

                                 Total current liabilities                        2,414,086
                                                                                ------------

Other liabilities:
        Long term debt, net of current portion                                    1,302,747
        Convertible debt                                                          1,419,213
        Loans payable shareholders, net of current portion                          120,250
                                                                                ------------

                                  Total other liabilities                         2,842,210
                                                                                ------------

                                     Total liabilities                            5,256,296
                                                                                ------------

Minority interest                                                                   232,783
                                                                                ------------

Commitments and contingencies

Stockholders' deficit:
        Common stock, $0.0002 par value, Authorized - 100,000,000 shares
             Issued and outstanding - 14,706,471 shares                               2,942
        Additional paid-in capital                                                4,515,715
        Accumulated (deficit)                                                    (7,076,330)
                                                                                ------------

                               Total stockholders' (deficit)                     (2,557,673)
                                                                                ------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                $ 2,931,406
                                                                                ===========



                 See notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS

                                                                                 For the Years Ended December 31,
                                                                                ----------------------------------
                                                                                    2004                  2003
                                                                                -----------          -------------
Operating income:
     Net revenues from services                                                 $ 7,249,220          $  3,036,976
     Cost of services provided                                                    5,494,813             2,060,507
                                                                                -----------          -------------

Total operating income                                                            1,754,407               976,469
                                                                                -----------          -------------

Operating Expenses:
     Selling, general and administrative                                          1,002,873               682,710
     Bad debts                                                                            -             1,499,078
     Depreciation and amortization                                                1,190,191               583,737
                                                                                -----------          -------------

Total operating expenses                                                          2,193,064             2,765,525
                                                                                -----------          -------------

(Loss) from operations                                                             (438,657)           (1,789,056)
                                                                                -----------          -------------

Other income (expenses):
     Interest income                                                                 12,267                11,893
     Interest expense                                                              (187,048)             (246,366)
     Miscellaneous income                                                            46,284                43,376
     Loss from abandonment of site                                                 (138,929)                    -
     Loss on disposal of equipment                                                   (5,286)                    -
     Loss from write-off of investment in JV                                                             (116,643)
     Income/(loss) from joint ventures                                                    -                  (977)
                                                                                -----------          -------------

Total other (expense)                                                              (272,712)             (308,717)
                                                                                -----------          -------------

(Loss) before income taxes, minority interests and extraordinary item              (711,369)           (2,097,773)

Provision/(benefit) for income taxes                                                      -                     -
                                                                                -----------          -------------

(Loss) before minority interests and extraordinary item                            (711,369)           (2,097,773)

Minority interests                                                                   (4,836)              287,154
                                                                                -----------          -------------

(Loss) before extraordinary item                                                   (716,205)           (1,810,619)

Extraordinary item (less applicable income taxes of $ 0 )                           910,469                     -
                                                                                -----------          -------------

Net income/(loss)                                                               $   194,264          $ (1,810,619)
                                                                                ===========          =============

Income/(loss) per share, basic and diluted                                      $      0.01          $      (0.12)
                                                                                ===========          =============

Number of weighted average shares outstanding                                    14,706,471            14,556,471
                                                                                ===========          =============



                 See notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                           Additional          Retained
                                            Number of         Common         Paid-In           Earnings
                                              Shares          Stock          Capital          (Deficit)            Total
                                          ---------------   -----------  ----------------  -----------------  ----------------

Balance at December 31, 2002                  14,506,471         2,902        $4,501,323        ($5,459,975)        ($955,750)

Issuance of common stock to
     acquire a 50% interest in
     subsidiary
     October 1, 2003                             200,000            40            14,392                               14,432

Net loss for the year ended
     December 31, 2003                                 -             -                 -         (1,810,619)       (1,810,619)
                                          ---------------   -----------  ----------------  -----------------  ----------------

Balance at December 31, 2003                  14,706,471         2,942        $4,515,715        ($7,270,594)      ($2,751,937)
                                          ===============   ===========  ================  =================  ================

Net income for the year ended
     December 31, 2004                                 -             -                 -            194,264           194,264
                                          ---------------   -----------  ----------------  -----------------  ----------------

Balance at December 31, 2004                  14,706,471         2,942        $4,515,715        ($7,076,330)      ($2,557,673)
                                          ===============   ===========  ================  =================  ================



                 See notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the years Ended December 31,
                                                                                           -----------------------------------
                                                                                               2004                   2003
                                                                                           ------------           ------------
Cash flows from operating activities
        Net income/(loss)                                                                   $   194,264            $(1,810,619)
                                                                                           ------------           ------------
        Adjustments to reconcile net loss to net cash provided by operating activities:
               Depreciation and amortization                                                  1,190,191                583,737
               Contractual allowances                                                         1,875,579               (138,676)
               Bad debts                                                                              -              1,499,078
               Income from an unconsolidated joint venture                                            -                    977
               Minority interest                                                                  4,836               (287,154)
               Loss from abandonment of site                                                    138,929                      -
               Loss on diposal of equipment                                                       5,286                      -
              Loss on write-off of investment in JV                                                   -                116,643
Increase (decrease) in cash attributable to
        changes in operating assets and liabilities:
               Accounts receivable                                                           (1,972,859)               215,535
               Notes receivable - current portion                                                42,547                 48,420
               Other current assets                                                              23,606                 19,444
               Deposits and other assets                                                         18,648                 (5,642)
               Accounts payable                                                                 169,802                179,200
               Accrued expenses                                                                (348,751)               306,765
                                                                                           ------------           ------------
        Total adjustments                                                                     1,147,814              2,538,327
                                                                                           ------------           ------------
Net cash provided by operating activities                                                     1,342,078                727,708
                                                                                           ------------           ------------
Cash flows from investing activities:
               Net (decrease)increase in provision for site closings & other assets                   -               (287,847)
               Fixed asset acquisitions                                                         563,205             (4,498,377)
               Fixed asset dispositions                                                         109,666              2,992,128
               Investment in joint venture                                                            -                 34,377
               Increase in minority interest                                                   (220,163)               509,608
                                                                                           ------------           ------------
Net cash provided by investing activities                                                       452,708             (1,250,111)
                                                                                           ------------           ------------
Cash flows from financing activities:
               Extinguishment of debt                                                          (910,469)                     -
               Decrease in notes receivable - affiliates                                        (23,116)              (169,599)
               Proceeds from loan payable joint venture                                               -               (219,618)
               Increase in shareholder loans                                                     70,899                      -
               Decrease in deferred tax asset                                                         -               (484,718)
               Due to Affiliates                                                               (200,000)               200,000
               Line of credit (payments)                                                        (70,899)                  (281)
               Net increase(reduction) long term debt                                          (752,223)             1,286,828
                                                                                           ------------           ------------
Net cash (used) by financing activities                                                      (1,885,808)               612,612
                                                                                           ------------           ------------
Net (decrease)/increase in cash and cash equivalents                                            (91,022)                90,209
Cash and equivalents, beginning of year                                                          97,261                  7,052
                                                                                           ------------           ------------
Cash and equivalents, end of year                                                           $     6,239            $    97,261
                                                                                           ============           ============

Supplemental cash flow information
        Interest paid                                                                       $   210,712            $   265,708
                                                                                           ============           ============
        Income taxes paid                                                                   $         -            $         -
                                                                                           ============           ============
        Convertible shares issued (12,000,000 in 2002)                                      $         -            $         -
                                                                                           ============           ============

                 See notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

Basis of Presentation:

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Modern Medical Imaging at Atrium, LLC, Modern Medical Imaging Centers, LLC, Union Imaging Center, LLC, Medical Marketing and Management, Inc., Somerset Imaging Corporation, South Plainfield Imaging, Inc., Amherst Medical Equipment Leasing Corp., MRI Imaging Center at PBI Corporation, Metairie Medical Equipment Leasing Corp., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corp., its subsidiaries PET Scan at Union Imaging, LLC, Union Imaging Associates, Inc. and TSI Billing Services, Inc., owned 50%, 77.8% and 50%, respectively and its joint ventures, Plainfield MRI Associates, JV and Union Imaging Associates, JV, owned 84% and 80% respectively. By contract the Company manages these joint ventures, is the managing joint venturer and has unilateral control. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

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

Net Income (Loss) Per Share:

Net income (loss) per common share amounts ("basic EPS") are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding, excluding any potential dilution. Net income (loss) per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options and warrants. The effect of dilutive securities is not presented for 2003, as the Company incurred a loss in 2003 and the inclusion of the effect of dilutive securities would be anti-dilutive.

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

Advertising and Promotion Costs:

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the two years ended December 31, 2004 and 2003, such costs aggregated $527,748 and $340,489, respectively.

Retirement Plan:

The Company maintains a qualified 401-(k) wage deferral plan. Employees may defer a portion of their salary. The Company did not contribute to the plan During 2004.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

Recently Issued Accounting Pronouncements:

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The company has adopted this standard effective October 1, 2001 and, accordingly, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives will no longer be amortized. Additionally, in accordance with SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment. The impact of adoption of SFAS No. 142 will not be material.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." In December 2003, the FASB issued FIN No. 46R, which clarified certain issues identified in FIN 46/Fin 46R requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first-interim or annual period beginning after March 1, 2004. The Company does not have any interest in variable interest entities and therefore the adoption of this standard is not expected to have an impact on the Company's financial position and results of operation.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were recorded as equity, be recorded as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of this statement did not have any effect on the Company's financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN UNCERTAINTY.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $758,956 as of December 31, 2004, and has continuously sustained significant losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS.

March 20, 2003, the Company acquired an additional 10% interest in Union Imaging Associates, JV its unconsolidated joint venture. This additional 10% brought the Company's ownership of Union Imaging Associates, JV to 20%. This was acquired for $300,000, payable $50,000 at the close and $5,000 monthly installments commencing 30 days after the closing date.

On August 20, 2003 the Company acquired an additional 30% interest in Union Imaging Associates, JV its unconsolidated joint venture. This additional 30% brings the Company's ownership of Union Imaging Associates, JV to 50%. This was acquired for $800,000, payable $100,000 at the close and $15,000 monthly installments commencing 30 days after the closing date.

March 5, 2004, the Company acquired an additional 10% interest in Union Imaging Associates, JV its unconsolidated joint venture. This additional 10% brought the Company's ownership of Union Imaging Associates, JV to 60%. This was acquired for $125,000, payable $25,000 at the close and $3,000 monthly installments commencing 30 days after the closing date.

April 11, 2004, the Company acquired an additional 20% interest in Union Imaging Associates, JV its unconsolidated joint venture. This additional 20% brought the Company's ownership of Union Imaging Associates, JV to 80%. This additional 20% was acquired for $300,000, payable $20,000 on the first anniversary and $10,000 per month for 25 months. The monthly installments commence 30 days after the initial payment and run consecutively, except for the second anniversary, at which time the Company is required to make a $30,000 payment.

Effective October 1, 2003, the Company acquired 50% of the outstanding shares of TSI Billing Services, Inc. for two hundred thousand restricted shares of Modern Medical Modalities Corporation. As part of this transaction the seller had the right starting November 1, 2004 to put the Company's shares to the Company. The Company has agreed that if the average selling price of its shares is less than $0.50 per share for the month of October 2004, that for the 45 day period starting November 1, 2004 it will reacquire the shares for $0.50 per share.

The Company believed it had adequate ownership and control over Union Imaging Associates, JV and TSI Billing Services, Inc. to consolidate them as part of Modern Medical Modalities Corporation consolidated financial statements at the end of 2003. The following selected proforma financial data assumes Union Imaging Associates, JV and TSI Billing Services, Inc. were consolidated effective January 1, 2002:

                                         Years ended December 31,
                                         ------------------------
                                           2003           2002
                                           ----           -----

         Gross revenues:               $5,745,443       $7,487,893
                                       ----------       ----------

         Net Loss:                    ($1,776,215)       ($492,454)
                                      -----------        ---------

         (Loss) per share,
          basic and fully diluted          ($0.12)          ($0.10)
                                           ======           ======

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS (continued).

Effective February 1, 2004, the Company, through a wholly owned subsidiary, entered into a lease & management agreement with Park Imaging Associates, PA. to operate and manage their radiology practice at 441 Chestnut Street, Union, NJ. Park Imaging Associates does approximately $2,500,000 in revenues per year. It is adjacent to our Union Imaging Associates; the combined radiology practices offer a full range of imaging services.

Effective April 1, 2004 the Company took over a full service imaging center in Manalapan, NJ. The center contains a new Open MRI unit, Ultrasound, X-ray, Mammography and bone density units. The company completed the facility licensing process with the state of New Jersey in December 2004.

On April 1, 2004 the Company obtained a facility license and opened its first P.E.T. Scan Unit on Chestnut Street in Union near its Union Imaging Associates center and Park Imaging Associates center. The Company owns 50% of this center. This addition completes our ability to be a full service diagnostic out-patient imaging center in Union.

NOTE 4 - PROPERTY AND EQUIPMENT.

Property and equipment are summarized by major classification as follows:

                                                                    December 31,
                                                   Useful lives        2004
                                                   ------------        ----
       Medical Equipment                          5 - 10 years     $4,334,497
       Furniture and Fixtures                      3 - 5 years         50,620
       Automobiles                                     5 years         19,865
       Computer equipment and software             3 - 5 years        230,467
       Leasehold improvements                     5 - 10 years        719,393
                                                                   ----------

                                                                    5,354,842
       Less: Accumulated Depreciation
           and Amortization                                         4,137,006
                                                                    ---------
                                                                   $1,217,836
                                                                   ==========
       Depreciation expense for the year ended December 31, 2004   $1,190,191
                                                                   ==========

NOTE 5 - INVESTMENT IN JOINT VENTURE.

In 1990, the Company acquired a ten percent (10%) interest in Union Imaging Associates, Joint Venture, which it accounted for using the equity method of accounting due to the significant influence it has on the joint venture as its managing venturer. On March 20, 2003, the Company acquired an additional 10% interest in Union Imaging bringing its ownership to 20%. Effective August 20, 2003, the Company acquired an additional 30% of Union Imaging Associates, JV

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 5 - INVESTMENT IN JOINT VENTURE, continued.

bringing it ownership to 50%, See footnote 3 above. At this point the Company changed it accounting for Union Imaging Associates, JV to the consolidation method.

The following is a summary of selected financial information from the financial statements of the joint venture in which the Company has an investment.

                             Total      Long-term       Total          Total
                             Assets        Debt       Liabilities     Capital
                             ------     ---------     -----------     -------

       August 20, 2003     $3,102,654     $483,920    $1,130,804     $1,894,163
       December 31, 2002    3,461,981      699,345     1,482,905      1,979,076

                                                                          10%
                                           Gross                      Allocation
                                         Revenues     Net Income      of Income
                                         --------     ----------      ----------

          August 31, 2003               $2,574,108       ($4,891)        ($489)
          December 31, 2002              4,259,682       494,010        49,401

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
                                                    ======           ======

During 2004 UIA was consolidated for the full year and the management fees were eliminated in consolidation, there were no distributions.

The other joint ventures that the Company owns an interest in aggregate $0 and $0 for the years ended December 31, 2004 and 2003, respectively.

NOTE 6 - LINE OF CREDIT.

In January 2002, the Company opened a commercial line of credit in the amount of $100,000 with Wachovia Bank. This loan was for one year in duration and carries an interest rate of Prime plus zero (0%) percent. In February 2004, this line was terminated and converted to a short term note payable.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 7 - CONVERTIBLE DEBT

In October 1999, the Company issued an aggregate of $500,000 principal amount of it's 10% convertible notes to two investors which were due on October 18, 2000. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. At December 31, 2004, the total principal and interest outstanding was $489,213.

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

Between June 2002 and July 2004 the company has issued an aggregate of $930,000 principal amount of 9.25% convertible secured promissory notes with conversion rates per the table below:

------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Issued to:                Issue Date              Expiration              Principal               Conversion Price
                                                  Date                    Amount $                $ per share
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Jacov Hayut               June 2002               June 2007               140,000                 0.179
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Motti Sharon              June 2002               June 2007               100,000                 0.179
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Motti Sharon              June 2003               June 2008               45,000                  0.179
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Motti Sharon              June 2002               June 2007               80,000                  0.179
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Yossef and Irit Azoulai   July 2002               June 2007               65,000                  0.179
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
M E S (1)                 August 2002             June 2007               100,000                 0.143
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
M E S (1)                 February 2003           February 2008           150,000                 0.143
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
M E S (1)                 March 2003              March 2008              50,000                  0.143
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
M E S (1)                 May 2003                May 2008                50,000                  0.143
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
M E S (1)                 August 2003             August 2008             100,000                 0.143
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
M E S (1)                 February 2004           June 2009               25,000                  0.143
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
M E S (1)                 July 2004               June 2009               25,000                  0.143
------------------------- ----------------------- ----------------------- ----------------------- -----------------------

(1) = Medical Equipment Solutions LLC.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 8 - EMPLOYEE STOCK OPTIONS.

The purpose of the 2003 and 1999 Option Plans is to grant officers, employees and others who provide significant services to the Company a favorable opportunity to acquire Common Stock so that they have an incentive to contribute its success and remain in its employ. Under the 2003 and 1999 Option Plans, the Company is authorized to issue options for a total of 2,000,000 and 500,000 shares of Common Stock, respectively. The Company does not have any current plans to make grants under the 2003 or 1999 Option Plans at this time.

NOTE 9 - LONG-TERM DEBT.

Long-term debt consists of the following:

                                                         December 31, 2004
                                                         -----------------
       Notes payable                                          1,580,179
       Capitalized lease obligations                            599,244

       Less current portion                                    (876,676)
                                                             ----------

       Long-term debt, net of current portion                $1,302,747
                                                             ==========

Notes Payable:

During December 2002, the Company negotiated a 36 month note payable with Ronnie Antebi, a related third party. This note was utilized to pay the Bridge View Bank line of credit in full, see note 6 and provide working capital. The note carries an annual interest rate of 12% and is payable in 36 equal installments of $8,635.72, commencing on January 9, 2003.

On March 18, 2005 Modern Medical entered into an unsecured loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable in 12 monthly payments of $8,333 with a lump sum due on the 13th month in the amount of $221,826.71 and bears an interest rate of 8% per annum. This loan funded the settlement of the DVI/US Bank loan settlement (see footnote 10).

On April 15, 2005 Modern Medical entered into a 13 month unsecured loan agreement Ronnie Antebi in the amount of $175,000 and bears an interest rate of 15% per annum. The first 6 payments are in the amount of $10,000 each and commences on May 15, 2005, the second 6 monthly payments are at $20,000 and the final payment on June 15,2005 is in the amount of $12,621.85. This loan was utilized to fund the settlement of the CitiCorp lease (see footnote 10).

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 9 - LONG-TERM DEBT (continued).

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

The future principal payments for long-term debt are as follows:

                                              December 31, 2004
                                              -----------------
                     2005                          $876,676
                     2006                           894,029
                     2007                           231,059
                     2008                           147,193
                     Beyond                          30,466
                                                 ----------
                                                 $2,179,423
                                                 ==========

NOTE 10 - RESTRUCTURING OF LONG-TERM DEBT

Effective June 30, 2001, the Company refinanced all of its debt with DVI Financial Services Inc. The refinancing resulted in a monthly reduction of its debt service of approximately $20,000 per month. The refinanced debt was due in 48 equal installments of $47,200. In March 2005 the Company completed a buyout of the balance of this debt for a lump sum payment of $300,000 made on March 18, 2005. As a result of this negotiated settlement the Company recorded a gain of $699,298 on the settlement of this debt.

Effective December 9, 2002, the Company entered into a 36 month note with Ronnie Antebi in the amount of $260,000. This note bears an interest rate of 12% per annum and is payable in 36 equal installments of $8,635.72, commencing January 9, 2003. The proceeds of this note were used to retire a bank line of credit, the balance was used for working capital purposes.

In December of 2000, Modern Medical Modalities Corporation, acting in its capacity of managing joint-venturer of Union Imaging Associates JV entered into a lease purchase agreement with Citicorp North America, Inc. to refinance $1,102,887 of existing and new Union Imaging Associates, JV debt. The amount was made up of the following:

     o  $185,500 Marconi Open MRI system upgrade

     o $301,517 Buyout of the balance of the DVI Financial Services Equipment debt

     o  $615,870 DVI Business Credit accounts receivable line
      ----------
Total $1,102,887
      ----------

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 10 - RESTRUCTURING OF LONG-TERM DEBT (continued)

The lease commenced December 5, 2000, was a sixty-month financing lease with a $1.00 buyout option at the end of the lease. The sixty monthly installments were $23,631 each. Modern Medical Modalities Corporation was not required to guarantee the lease.

In April 2005 the Company completed buyout of the balance of this debt for a lump sum payment of $175,000 made on April 15, 2005 plus 25 equal monthly installments of $1,000. As a result of this negotiated settlement the Company recorded a gain of $211,171 on the settlement of this debt.

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

In June 2002, Jacov Hayut purchased the Company's $500,000 in convertible notes and intends to convert the notes into shares of the Company's common stock. On July 29, 2002, Mr. Hayut formally notified the Company that he intended to convert $43,500 principal amount of the Notes into shares of the Company's common stock. Pursuant to the terms of the conversion of the Note, Mr. Hayut is required to give the company seventy-five (75) days prior written notice of his intention to convert the Note into more than 9.9% of the Company's outstanding shares of common stock. Therefore, 250,000 shares of common stock were issued immediately and the remaining 11,750,000 shares were issued approximately 75 days later on October 15, 2002. Based on conversion price of $.003625, $43,500 principal amount of the Notes converts into 12,000,000 shares of common stock.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

Mr. Hayut is required to transfer 2% of such shares received upon conversion to the previous Noteholder. Upon the issuance of the remaining 11,750,000 shares of common stock, Mr. Hayut will own approximately 77% of the Company's issued and outstanding common stock.

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

At the October 2003, stockholders meeting the Company's 2003 Stock Option Plan (the "2003 Option Plan")was approved. The purpose of the 2003 Option Plan is to grant officers, employees and others who provide significant services to the Company a favorable opportunity to acquire Common Stock so that they have an incentive to contribute to its success and remain in its employ. Under the 2003 Option Plan, the Company is authorized to issue options for a total of 2,000,000 shares of Common Stock. The Company does not have any current plans to make grants under the 2003 Option Plan at this time.

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

The Company has recorded an income tax provision (credit) at December 31, 2004 and 2003 of $-0-, and $-0-, respectively. The Company has a net operating loss carry-forward for federal income tax purposes of approximately $9,799,000, available to offset income taxes through 2016 - 2023 and had a capital loss carry forward approximating $1,135,000 at December 31, 2002 that expired in 2003.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 12 - INCOME TAXES, continued.

The components of the Company's provision (benefit) for income taxes, for the fiscal years ended 2004 and 2003 are as follows:

        Current:
                     Federal                            $-                $-
                     State and local                     -                 -
                 Deferred:
                     Federal                             -                 -
                     State and local                     -                 -
                                                         -                 -

                 Net income (loss)                      $-                $-
                                                        ==                ==

A reconciliation of income tax computed at the statutory rate to income tax expense (benefit) is as follows:

                                                      2004             2003
                                                      ----             ----

                 U.S. Federal statutory rate           $-                $-
                 State taxes                            -                 -
                                                       --                --

                       Effective tax rate              $-                $-
                                                       ==                ==

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

                                                      2004             2003
                                                      ----             ----
        Deferred tax assets:
                 Net operating loss carryforward   $3,724,000     $3,797,000

                 Less valuation allowance          (3,724,000)    (3,797,000)
                                                   ----------     ----------

                       Net deferred tax asset      $        -     $        -
                                                   ==========     ===========

Based on the Company's continued historical losses and going concern uncertainties, the net deferred tax assets are fully off-set by valuation allowances.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 12 - INCOME TAXES, continued.

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

NOTE 13 Equity Compensation Plan Information

Plan category Number of Securities to Weighted-average Number of securities be issued upon exercise price of remaining available for of outstanding options, outstanding options, future issuance under warrants and rights warrants and rights equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plan Information

----------------------- ----------------------------- -------------------------- -------------------------
Plan Category           Number of Securities to be    Weighted-average           Number of Securities
                        issued upon exercise of       exercise price of          remaining available for
                        outstanding options           outstanding options,       future issuance under
                                                      warrants and rights        equity compensation
                                                                                 plans (excluding
                                                                                 securities reflected in
                                                                                 column (a))
----------------------- ----------------------------- -------------------------- -------------------------
Equity compensation                 -0-                          -0-                    2,500,000
plans approved by
security holders
----------------------- ----------------------------- -------------------------- -------------------------
Equity compensation                 -0-                          -0-                       -0-
plans not approved by
security holders
----------------------- ----------------------------- -------------------------- -------------------------

NOTE 14 - RELATED PARTY TRANSACTIONS.

Modern Medical believes that the transactions set forth below were made on terms no less favorable to it than could have been obtained from unaffiliated third parties. All future transactions, including any loans between Modern Medical and any of its officers, directors, principal stockholders and their affiliates will be approved by a majority of Modern Medicals board of directors and will continue to be on terms no less favorable to Modern Medical than could be obtained from unaffiliated third parties.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 14 - RELATED PARTY TRANSACTIONS (continued).

In June 2003, the Company issued an aggregate of $140,000 principal amount of its 9.25% convertible secured promissory notes to Jacov Hayut, which is due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. Jacov Hayut is a Director and Officer of the Company.

Medical Equipment Solutions, which consist of Ronnie Antebi, Yossef Azoulai, and Shimon Elmalem has a management agreement with the company and also are investors in the company either individually or collectively. MES provides services in selecting, providing, and installing medical equipment. For these services, they are compensated 5% of Union Imaging Centers' collection and 6% for the Manalapan site collections. Ronnie Antebi has provided term financing for various loan restructurings.

In June 2003, the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which is due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. Motti Sharon was a Director of the Company at the time the notes were issued.

NOTE 15 - COMMITMENTS AND CONTINGENCIES.

(a) Employment Agreements:

The Company has no employment agreements.

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

In July of 1997, Metairie Medical Equipment Leasing Corporation entered into a 120-month facility lease with Independence Mall I Limited Partnership for approximately 2,100 square feet on the ground floor of a two-story building. Under the terms of the lease the monthly rental is $2,911.00.

In May 2001, MRI Imaging at PBI Corporation entered into a new seven (7) year lease agreement with Passaic Beth Israel Hospital, Inc., which replaces the original joint venture agreement dated June 1995. Under the terms of the new

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(b) Properties (continued):

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

Passaic Beth Israel Hospital, Inc., effectively closed on December 31, 2003 and Modern Medical Modalities Corporation entered into an agreement with the New Jersey School Construction Corporation to vacate the facility no later than October 31, 2004.

In April 2005 Modern Medical entered into a five (5) year lease agreement for approximately 7,150 square feet on 445 Chestnut St. in Union, NJ for approximately $15,000 per month. This lease is renewable for an additional 5-year term at no more than $17,875 per month, which expires on April 1, 2010.

In April 2005 Modern Medical entered into a five (5) year lease agreement for approximately 2,250 square feet on 439 Chestnut St. in Union, NJ for approximately $3,844 per month.

In February 2003 Modern Medical and Union Imaging Associates, JV entered into a five (5) year lease agreement for approximately 960 square feet on 418 Chestnut St. in Union, NJ for approximately $1,760 per month.

April 1, 2004 the company entered into a 10-year lease with an option for an additional 5 years, in Manalapan NJ. The lease is for approximately 5,620 square feet, the monthly rental is $11,240. The space was previously an imaging center, consisting of the following modalities: a MRI, Ultrasound, X-ray RF room, and Mammography. The previous tenant had abandoned the space. We also negotiated with the equipment financing company for the purchase of all the equipment except the MRI unit for $22,000. We purchased the MRI unit for $250,000 from Philips and financed it with Commerce Commercial Leasing Corp. The facility is operating in a limited basis.

Modern Medical believes that its current facilities are adequate to operate its business.

NOTE 16 - LITIGATION.

Modern Medical Modalities Corporation has been served with a lawsuit in May 2004 in the District Court of Clark County, Nevada alleging a breach of contract with a marketing partner seeking in excess of $40,000 in damages. Modern Medical intends to vigorously defend itself in this suit. The company filed for a motion to dismiss, which was granted and the plaintiff was given an opportunity to amend its complaint if it desired. Motion to Dismiss was granted on July 26, 2004. We have not heard from plaintiffs since. There is still a chance for a revised complaint and therefore regarding this as an active legal proceeding.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 16 - LITIGATION (continued).

The Company is party to a lawsuit regarding disputed vendor invoices of approximately $80,000. We have settled $40,000, to be paid within a year of the settlement.

Open MRI & Imaging Center of Metairie, LLC was served with a lawsuit April 2004 in the Civil District Court for the Parish of Orleans, state of Louisiana alleging misdiagnosing of a brain tumor on June 27, 2000, resulting in the death of a patient. Our insurance company was notified it is in the process of settling the case within the terms of our insurance policy. The insurance company does not believe the claim will go to trial.

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

Other than the legal proceeding described above, Modern Medical is not a party to any material legal proceedings

NOTE 17 - SUBSEQUENT EVENT

On March 18, 2005 Modern Medical entered into an unsecured loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable in 12 monthly payments of $8,333 with a lump sum due on the 13th month in the amount of $221,826.71 and bears an interest rate of 8% per annum. This loan funded the settlement of the DVI/US Bank loan settlement (see footnote 10).

On April 15, 2005 Modern Medical entered into a 13 month unsecured loan agreement Ronnie Antebi in the amount of $175,000 and bears an interest rate of 15% per annum. The first 6 payments are in the amount of $10,000 each and commences on May 15, 2005, the second 6 monthly payments are at $20,000 and the final payment on June 15,2005 is in the amount of $12,621.85. This loan was utilized to fund the settlement of the CitiCorp lease (see footnote 10).