Form 10QSB/A
period 2005-03-31
MODERN MEDICAL MODALITIES CORP
filed 2005-11-08
CIK 902635

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10QSB/A

             { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

                                       Or

              { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGES ACT

              For the transition period from _________ to ___________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { } No {X}

The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on March 31, 2005 was 14,706,471 shares.

Indicate by check mark whether registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                     Yes |   |  No |X|


Transitional Small Business Disclosure Format (check one):
Yes  No   {X}


================================================================================
                                     Page 1

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                                 March 31, 2005
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                    Page Number

Item 1.    Financial Statements............................................03-09
Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operation.............................10-13
Item 3.    Controls and Procedures............................................14

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................15
Item 3.    Defaults Upon Senior Securities....................................15
Item 6.    Exhibits ..........................................................15
  Signature Page..............................................................16

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


================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET




                                                                  March 31,       December 31,
                                                                    2005              2004
                                                               --------------    -------------
                                     ASSETS

Current assets:
        Cash and cash equivalents                              $       35,589    $      6,239
        Accounts receivable (less contractual allowances of
            $4,090,595 & $3,837,814, respectively)                  1,736,701       1,581,568
        Notes receivable - current portion                                 --          32,001
        Other current assets                                            8,588          35,322
                                                               --------------    -------------

                                   Total current assets             1,780,878       1,655,130
                                                               --------------    -------------

Property and equipment, net of accumulated depreciation of
        $4,255,865 & $4,137,006, respectively.                     1,057,827        1,217,836
                                                               --------------    -------------

Other assets:
        Note receivable, net of current portion                       15,884           15,884
        Deposits                                                      42,556           42,556
                                                               --------------    -------------

                                    Total other assets                58,440           58,440
                                                               --------------    -------------

                                       TOTAL ASSETS            $   2,897,145     $  2,931,406
                                                               ==============    =============


                       See notes to financial statements.


================================================================================

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                     March 31,    December 31,
                                                                       2005           2004
                                                                  -------------   -------------
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


Current liabilities:
        Accounts payable                                            $  474,020      $  467,343
        Accrued expenses                                               986,357         850,216
        Current portion long term debt                                 919,109         876,676
        Loans payable - shareholders, current portion                  169,201         119,851
        Provision for site closings                                         --         100,000
                                                                  -------------   -------------

                                 Total current liabilities           2,548,687       2,414,086
                                                                  -------------   -------------

Other liabilities:
        Long term debt, net of current portion                       1,116,535       1,302,747
        Convertible debt                                             1,411,336       1,419,213
        Loans payable shareholders, net of current portion              70,899         120,250
                                                                  -------------   -------------

                                  Total other liabilities            2,598,770       2,842,210
                                                                  -------------   -------------

                                     Total liabilities               5,147,457       5,256,296
                                                                  -------------   -------------

Minority interest                                                      173,871         232,783
                                                                  -------------   -------------

Commitments and contingencies

Stockholders' deficit:
        Common stock, $0.0002 par value,
             Authorized - 100,000,000 shares
             Issued and outstanding - 14,706,471 shares                  2,942           2,942
        Additional paid-in capital                                   4,515,715       4,515,715
        Accumulated (deficit)                                       (6,942,841)     (7,076,330)
                                                                  -------------   -------------

                               Total stockholders' (deficit)        (2,424,184)     (2,557,673)
                                                                  -------------   -------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)   $ 2,897,145     $ 2,931,406
                                                                  =============   =============



                       See notes to financial statements.


================================================================================
                                     Page 4

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the three months ended March 31,
                                                                              ------------------------------------
                                                                                     2005                 2004
                                                                                ------------         ------------
Operating income:
     Net revenues from services                                                 $  1,885,402         $  1,436,683
     Cost of services provided                                                     1,357,745            1,088,780
                                                                                ------------         ------------
Total operating income                                                               527,657              347,903
                                                                                ------------         ------------
Operating Expenses:
     Selling, general and administrative                                             130,351              280,222
     Depreciation and amortization                                                   178,166              296,647
                                                                                ------------         ------------
Total operating expenses                                                             308,517              576,869
                                                                                ------------         ------------
Income(Loss) from operations                                                         219,140             (228,966)
                                                                                ------------         ------------
Other income (expenses):
     Interest expense                                                                (40,797)             (75,091)
     Miscellaneous income                                                              6,656               15,337
                                                                                ------------         ------------
Total other (expense)                                                                (34,141)             (59,754)
                                                                                ------------         ------------
Income(Loss) before income taxes and minority interest                               184,999             (288,720)
Provision/(benefit) for income taxes                                                    --                   --
                                                                                ------------         ------------
Income(Loss) before minority interest                                                184,999             (288,720)
Minority interests                                                                    51,510               64,972
                                                                                ------------         ------------
Net Income(Loss)                                                                $    133,489         $   (223,748)
                                                                                ============         ============
Income(Loss) per share, basic and diluted                                       $      0.009         $     (0.015)
                                                                                ============         ============
Number of weighted average shares outstanding                                     14,706,471           14,706,471
                                                                                ============         ============


                       See notes to financial statements.


================================================================================
                                     Page 5

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the three months ended March 31,
                                                                       ------------------------------------
                                                                              2005                 2004
                                                                         ------------         ------------

Cash flows from operating activities
        Net (loss)                                                        $ 133,489         $(223,748)
                                                                          ---------         ---------
        Adjustments to reconcile net loss to net cash
          provided (used) by operating activities:
               Depreciation and amortization                                178,166           296,647
               Contractual allowances                                       252,781           756,800
               Minority interest                                                              (64,972)

Increase (decrease) in cash attributable to
  changes in operating assets and liabilities:
               Accounts receivable                                         (407,914)         (617,285)
               Affiliate receivables                                           --              20,992
               Other current assets                                          26,735            21,024
               Deposits and other assets                                       --               5,292
               Accounts payable                                               6,676           140,910
               Accrued expenses                                              68,141           (95,892)
                                                                          ---------         ---------
        Total adjustments                                                   124,585           463,516
                                                                          ---------         ---------
Net cash provided by operating activities                                   258,074           239,768
                                                                          ---------         ---------
Cash flows from investing activities:
               Fixed asset acquisitions                                     (18,157)         (292,567)
               Decrease in provision for site closings                     (100,000)             --
               (Decrease)Increase in minority interest                      (58,912)          117,612
                                                                          ---------         ---------
Net cash (used) by investing activities                                    (177,069)         (174,955)
                                                                          ---------         ---------
Cash flows from financing activities:
               Increase(decrease) in notes receivable - affiliates             --               8,655
               Decrease due to Affiliates                                      --             (81,419)
               Increase long term debt                                         --             110,982
               Decrease long term debt                                     (151,655)         (156,987)
                                                                          ---------         ---------
Net cash (used)provided by financing activities                            (151,655)         (118,769)
                                                                          ---------         ---------
Net (decrease) increase in cash and cash equivalents                         29,350           (53,956)
Cash and equivalents, beginning of period                                     6,239            97,261
                                                                          ---------         ---------
Cash and equivalents, end of period                                       $  35,589         $  43,305
                                                                          =========         =========

Supplemental cash flow information
        Interest paid                                                     $  34,580         $  50,158
                                                                          =========         =========
        Income taxes paid                                                 $    --           $    --
                                                                          =========         =========


                       See notes to financial statements.



================================================================================
                                     Page 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - PROPERTY AND EQUIPMENT.
Property and equipment are summarized by major classification as follows:

-------------------------------------- --------------------- -------------------
Useful lives                           March 31, 2005        December 31, 2004
-------------------------------------- --------------------- -------------------
Medical Equipment 5-10 Yrs             $  4,275,190          $  4,334,497
-------------------------------------- --------------------- -------------------
Furniture and Fixtures 3-5 Yrs         $     50,620          $     50,620
-------------------------------------- --------------------- -------------------
Automobiles - 5 Yrs                    $     19,865          $     19,865
-------------------------------------- --------------------- -------------------
Computer Equipment & Software 3-5 Yrs  $    233,955          $    230,467
-------------------------------------- --------------------- -------------------
Leasehold Improvements 5-10 Yrs        $    731,359          $    719,393
-------------------------------------- --------------------- -------------------
Construction in progress               $      2,703          $          0
-------------------------------------- --------------------- -------------------
Total                                  $  5,313,692          $  5,354,842
-------------------------------------- --------------------- -------------------
Less: Accumulated Depreciation and     $  4,255,865          $  4,137,006
Amortization
-------------------------------------- --------------------- -------------------
Total                                  $  1,057,827          $  1,217,836
-------------------------------------- --------------------- -------------------

Depreciation expense for the three months ended March 31, 2005 and year ended December 31, 2004, are $178,166 and $1,190,191, respectively.



================================================================================
                                     Page 7

NOTE 3 - LITIGATION:

Modern Medical Modalities Corporation was served with a lawsuit in May 2004 in the District Court of Clark County, Nevada alleging a breach of contract with a marketing partner seeking in excess of $40,000 in damages. Modern Medical intends to vigorously defend itself in this suit. The company filed for a motion to dismiss, which was granted on July 26, 2004. The plaintiff was given an opportunity to amend its complaint if it desired.

Modern Medical Modalities Corporation ("MMM") was served with a "Motion for Summary Judgment" on September 23, 2005, related to the above lawsuit. MMM was one of several defendants, of which certain defendants are unrelated to MMM. The summary judgment is seeking $262,750 in contract fees and $525,500 in liquidated damages, plus interest and attorneys fees. At this time the company has not had adequate time to determine the basis or relevancy of the aforementioned motion, or to properly prepare and respond to the motion. It is the opinion of management that there is no legitimate basis for the claim, and MMM intends to continue to vigorously defend itself in this lawsuit. On November 4, 2005, the plaintiff withdrew its motion for summary judgment.

The Company was party to a lawsuit regarding non-payment of vendor invoices with a total exposure of approximately $80,000. We negotiated a settlement in the amount of $40,000 with terms consisting of $5,000 down and payments of $683 per week until paid.


NOTE 4 - CONVERTIBLE DEBT:

In October 1999, the Company issued an aggregate of $500,000 principal amount of 10% convertible notes to two investors, which were due on October 18, 2000. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. At March 31, 2005, the total principal and interest outstanding was $481,376.

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

In a subsequent transaction, the June 2002 promissory notes of $220,000 were re-assigned with Jacov Hayut retaining $140,000 of the notes and Motti Sharon retaining $80,000 under the same terms and conditions as previously set forth, except the notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.179 per share.

In June 2002, the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which is due in June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.179 per share.

In July 2002, the Company issued an aggregate of $65,000 principal amount of its 9.25% convertible secured promissory notes to Yossef Azoulai which is due in June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.179 per share.

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

================================================================================
                                     Page 8

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

In June 2003, the Company issued an aggregate of $45,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which is due in June 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.179 per share.

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

In February 2004, the Company issued an aggregate of $25,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which is due in June 2009. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In July 2004, the Company issued an aggregate of $25,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which is due in June 2009. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

NOTE 5 - SUBSEQUENT EVENT:

On August 29, 2005, hurricane Katrina caused significant damage to the Greater New Orleans area including Metairie, Louisiana. As a result of this hurricane, power and access was lost to our center in Metairie. It is too soon to fully assess the damage to the center or the impact on our financial performance and operating results. The center was not flooded but did incur wind and water damage; as a result the center will require some structural repair. The medical equipment is still under review as to the extent of damage, but has been started. The company has provided $68,000 in accrued expenses toward the repairs and is working closely with FEMA and the Company's insurance carrier. At this time the Company cannot be sure that the accrual or insurance will be adequate to cover repair or business interruption costs.


================================================================================
                                     Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

When used in this Form 10-QSB and in future filings by Modern Medical with the Securities and Exchange Commission, the words or phrases "will likely result" and "expects", "will continue," "is anticipated," "estimates," "believes," "intends," "plans," "project," "potentially," "outlook," or "seek," and similar expressions are intended to identify "forward-looking statements." Modern Medical wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Modern Medical has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

OVERVIEW

We provide a comprehensive range of leading edge diagnostic imaging services through a combination of our owned, operated, and managed centers. The comprehensive imaging services include magnetic resonance imaging (MRI), computerized axial tomography (CT Scan), positron emission tomography (PET), ultrasound, mammography, nuclear medicine, and general radiography (X-ray). We believe that each of our centers, and network of centers in close proximity of each other, are being optimized by providing a full array of imaging services to better meet the varied needs of its customers and participating providers of care. In addition, we are seeking to maximize each center's productivity by providing shared management services that include marketing, procurement of imaging systems and upgrades of related equipment, facilities construction and maintenance, recruitment and training of technical and support staff, information services, and financial services such as leasing, administration of contracts, and billing and collections.

As of March 31, 2005, we own, operate, and manage five diagnostic imaging centers located in New Jersey and Louisiana. We currently operate and manage one center in Manalapan, New Jersey, three centers in Union, New Jersey, and one center in Metairie, Louisiana. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities.

On a consolidated basis, the Company derives approximately 97% of its revenues from multiple diagnostic imaging modalities and procedures that allow it to leverage the variety of imaging systems in each center, or in the shared network of centers, in order to potentially increase its operating income once fixed costs are more rapidly covered with higher volumes of procedures performed. The balance of its revenues comes primarily from billing services provided to third parties.

Our diagnostic centers are dependent on referrals from physicians and other healthcare professionals, and we intend to conduct direct marketing activities to consumers in order to supplement our valued referrals. In addition, the Company accepts referred patients that are insured through managed care contracts that help keep a more consistent volume of business flowing while requiring more competitive rates for procedures performed. We expect to continue to better integrate the optimal mix of managed care and traditional insurance covered services and reimbursements with consumer driven on-demand services and payments while maximizing the ratio of effective diagnostic imaging utilization over capacity in each center, and maintaining high quality patient outcomes and overall service.


================================================================================
                                     Page 10

Results of Operations:

FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.


                                                   ---------------------------
                                                      2005             2004
                                                   -----------     -----------

Net revenues from services                         $ 1,885,402     $ 1,436,683


Cost of services provided                            1,357,745       1,088,780


Selling, general and administrative expenses           130,351         280,222


Income(Loss) from operations                           219,140        (228,966)


Net Revenues from Services:

For the three months ended March 31, 2005 net revenues from services totaled $1,885,402 as compared to $1,436,683 for the same period in 2004, resulting in a net increase of $448,719. This increase is attributable predominantly to the acquisitions of Union Imaging Associates, JV, PET Scan at Union Imaging, LLC, Union Imaging Center, LLC and Modern Medical Imaging at Atrium, LLC of approximately $295,000, $95,000, $140,000 and $83,000, Respectively. This
increase in revenues, was offset by decreased revenues of approximately $149,000 at MRI Imaging Center at PBI due to the closing of Beth Israel Hospital, this center was located on the grounds of the hospital. After closing of the hospital the New Jersey State Schools Construction Corporation condemned the property and forced all tenants to vacate the property. The remaining $15,000 offset was attributable to the remaining centers, primarily the Metairie, La. location as a result of increasing competition in the area.

Cost of services provided:

For the three months ended March 31, 2005, cost of services provided totaled $1,357,745 as compared to $1,088,780 for the same period in 2004, resulting in an increase of approximately $268,965. Four sites were responsible for the increase. Union Imaging Associates, JV, PET Scan at Union Imaging, LLC, Union Imaging Center, LLC and Modern Medical Imaging at Atrium, LLC in the amounts of approximately $83,000, $35,000, $149,000 and $113,000, respectively. These increases were offset the closing of MRI Imaging Center at PBI, approximately, $94,000 and reduced activity at our Metairie La. location of approximately $17,000.

Selling, general and administrative expenses:

For the three months ended March 31, 2005, selling, general and administrative expenses totaled $130,351 as compared to $280,222 for the same period in 2004, resulting in a decrease of approximately $149,871. This decrease relates primarily to the closing of the MRI Imaging Center at PBI and related reduction in marketing costs and reversal of marketing accruals.

Income from operations:

Income(loss) from operations for the three months ended March 31, 2005 is $219,140 as compared to $(228,966)for the same period in 2004 resulting in an increase of approximately $448,106. This increase results from acquisition and start-up of additional centers, reduced marketing costs and the absorption of administrative costs over a larger base of business.



================================================================================
                                     Page 11

Liquidity and Capital Resources:

As of September 30, 2004, the Company was in default on its note with DVI Financial Services in the amount of $545,000. In March 2005 the Company completed a buyout of the balance of this debt for a lump sum payment of $300,000 made on March 18, 2005.

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

Debt:

Effective December 9, 2003, the Company entered into a 36 month note with Ronnie Antebi in the amount of $260,000. This note bears an interest rate of 12% per annum and is payable in 36 equal installments of $8,635.72, commencing January 9, 2004. The proceeds of this note were used to retire the Bridge View Bank line of credit, the balance was used for working capital purposes.

On March 18, 2005 Modern Medical entered into an unsecured loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable over 12 months in $8,333 monthly payments, with a lump sum due on the 13th month in the amount of $221,826.71 and bears an interest rate of 8% per annum. This loan funded the settlement of the DVI/US Bank loan settlement.

On April 15, 2005 Modern Medical entered into a 13 month unsecured loan Agreement with Ronnie Antebi in the amount of $175,000 which bears interest at a rate of 15% per annum. The first 6 payments are in the amount of $10,000 each and commence on May 15, 2005, the second 6 monthly payments are at $20,000 each and the final payment on June 15, 2006 is in the amount of $12,621.85. This loan was utilized to fund the settlement of the CitiCorp note.

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



================================================================================
                                     Page 12

Between June 2002 and July 2004 the company has issued an aggregate of $930,000 in principal amount of convertible secured promissory notes. The promissory notes consist of $430,000 at 5% and $500,000 at 9.25%, and have provisions for conversion to shares of stock based on rates as detailed in the table below:

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
---------------------------------------------------------------------------------------------------------

Other Events:

On August 29, 2005, hurricane Katrina caused significant damage to the Greater New Orleans area including Metairie, Louisiana. As a result of this hurricane, power and access was lost to our center in Metairie. It is too soon to fully assess the damage to the center or the impact on our financial performance and operating results. The center was not flooded but did incur wind and water damage; as a result the center will require some structural repair. The medical equipment is still under review as to the extent of damage, but has been started. The company has provided $68,000 in accrued expenses toward the repairs and is working closely with FEMA and the Company's insurance carrier. At this time the Company cannot be sure that the accrual or insurance will be adequate to cover repair or business interruption costs.

These are the only trends, commitments, events and/or material uncertainties known to Modern Medical Modalities Corporation.

================================================================================
                                     Page 13

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

The Company's chief executive officer and chief financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures as of the end of the first quarter ended March 31, 2005 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.



================================================================================
                                     Page 14

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Other than the legal proceedings discussed below and those reported on the Company's previous Form 10-QSB and 10-KSB filings, the Company is not party to any other material legal proceedings.

Modern Medical Modalities Corporation was served with a lawsuit in May 2004 in the District Court of Clark County, Nevada alleging a breach of contract with a marketing partner seeking in excess of $40,000 in damages. Modern Medical intends to vigorously defend itself in this suit. The company filed for a motion to dismiss, which was granted on July 26, 2004. The plaintiff was given an opportunity to amend its complaint if it desired.

Modern Medical Modalities Corporation ("MMM") was served with a "Motion for Summary Judgment" on September 23, 2005, related to the above lawsuit. MMM was one of several defendants, of which certain defendants are unrelated to MMM. The summary judgment is seeking $262,750 in contract fees and $525,500 in liquidated damages, plus interest and attorneys fees. At this time the company has not had adequate time to determine the basis or relevancy of the aforementioned motion, or to properly prepare and respond to the motion. It is the opinion of management that there is no legitimate basis for the claim, and MMM intends to continue to vigorously defend itself in this lawsuit. On November 4, 2005, the plaintiff withdrew its motion for summary judgment.

The Company was party to a lawsuit regarding non-payment of vendor invoices with a total exposure of approximately $80,000. We negotiated a settlement in the amount of $40,000 with terms consisting of $5,000 down and payments of $683 per week until paid.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Effective June 30, 2001, the Company refinanced all of its debt with DVI Financial Services Inc. The refinancing resulted in a monthly reduction of its debt service of approximately $20,000 per month. The refinanced debt was due in 48 equal installments of $47,200. As of September 30, 2004, the Company was in default on its note with DVI Financial Services in the amount of $545,000. In March 2005 the Company completed a buyout of the balance of this debt for a lump sum payment of $300,000 made on March 18, 2005.

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


================================================================================
                                     Page 15

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      MODERN MEDICAL MODALITIES CORPORATION

Dated:  November 8, 2005

                                                By: /s/ Baruh Hayut
                                                Name: Baruh Hayut
                                                Title: Chief Executive Officer


Dated:  November 8,  2005

                                               By: /s/ Minesh Patel
                                               Name: Minesh Patel
                                               Title: Chief Financial Officer




================================================================================
                                     Page 16