Form 10QSB
period 2005-06-30
MODERN MEDICAL MODALITIES CORP
filed 2006-01-19
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

             { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X) The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on June 30, 2005 was 14,706,471 shares.

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ( ) No (X)

Transitional Small Business Disclosure Format (check one): Yes ( )  No (X)

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                                  June 30, 2005
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
      Page Number
Item 1.    Financial Statements............................................03-10
Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operation.............................11-15
Item 3.    Controls and Procedures............................................16

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................17
Item 6.    Exhibits ..........................................................17
  Signature Page ..........................................................18-23

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                  June 30,     December 31,
                                                                   2005           2004
                                                               -----------     -----------
                                     ASSETS

Current assets:
        Cash and cash equivalents                              $    27,444     $     6,239
        Accounts receivable (less contractual allowances of
        $3,247,331 and $3,837,814, respectively)                 1,705,207       1,581,568

        Notes receivable - current portion                              -           32,001
        Other current assets                                         2,746          35,322
                                                               -----------     -----------

Total current assets                                             1,735,397       1,655,130
                                                               -----------     -----------

Property and equipment, net of accumulated depreciation of
        $4,401,317 and $4,137,006, respectively                  1,220,299       1,217,836
                                                               -----------     -----------

Other assets:
        Note receivable, net of current portion                     15,884          15,884
        Deposits                                                    67,240          42,556
                                                               -----------     -----------

                                    Total other assets              83,124          58,440
                                                               -----------     -----------

                                       TOTAL ASSETS            $ 3,038,820     $ 2,931,406
                                                               ===========     ===========

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                   June 30,     December 31,
                                                                     2005           2004
                                                                  ---------     ------------
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


Current liabilities:
        Accounts payable                                          $  480,612     $  467,343
        Accrued expenses                                           1,085,894        850,216
        Current portion long term debt                             1,141,453        876,676
        Loans payable - shareholders, current portion                169,201        119,851
        Provision for site closings                                        -        100,000
                                                                   ---------     ----------

                                 Total current liabilities         2,877,160      2,414,086
                                                                   ---------     ----------

Other liabilities:
        Long term debt, net of current portion                       939,094      1,302,747
        Convertible debt                                           1,375,450      1,419,213
        Loans payable shareholders, net of current portion            70,899        120,250
                                                                   ---------     ----------

                                  Total other liabilities          2,385,443      2,842,210
                                                                   ---------     ----------

                                     Total liabilities             5,262,603      5,256,296
                                                                   ---------     ----------

Minority interest                                                    191,491        232,783
                                                                   ---------     ----------

Commitments and contingencies Stockholders' deficit:
        Common stock, $0.0002 par value,
             Authorized - 100,000,000 shares
             Issued and outstanding - 14,706,471 shares                2,942          2,942
        Additional paid-in capital                                 4,515,715      4,515,715
        Accumulated (deficit)                                     (6,933,931)    (7,076,330)
                                                                  -----------     ----------

                               Total stockholders' (deficit)      (2,415,274)    (2,557,673)
                                                                  -----------     ----------

                   TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)  $3,038,820     $2,931,406
                                                                  ==========     ===========

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the six months ended   For the three months ended
                                                            June 30,                  June 30,
                                                  --------------------------   --------------------------
                                                      2005          2004          2005           2004
                                                  ------------  ------------   ------------  ------------
                                                                     *                            *
Operating income:
     Net revenues from services                   $ 3,720,117   $ 3,372,122    $ 1,834,715   $ 1,935,439
     Cost of services provided                      2,735,645     2,266,857      1,377,900     1,178,077
                                                  ------------  ------------   ------------  ------------

Total operating income                                984,472     1,105,265        456,815       757,362
                                                  ------------  ------------   ------------  ------------

Operating Expenses:
     Selling, general and administrative              361,206       558,725        230,855       278,503
     Depreciation and amortization                    323,773       633,237        145,607       336,590
                                                  ------------  ------------   ------------  ------------

Total operating expenses                              684,979     1,191,962        376,462       615,093
                                                  ------------  ------------   ------------  ------------

Income/(loss) from operations                         299,493       (86,697)        80,353       142,269
                                                  ------------  ------------   ------------  ------------

Other income/(expenses):
     Interest expense                                (103,153)     (122,156)       (62,356)      (47,065)
     Miscellaneous income                              15,189        34,951          8,533        19,614
     Gain on sale of property asset                       --         14,000            --         14,000
                                                  ------------  ------------   ------------  ------------

Total other income/(expense)                          (87,964)      (73,205)       (53,823)      (13,451)
                                                  ------------  ------------   ------------  ------------

Income/(loss) before income taxes and
   minority interest                                  211,529      (159,902)        26,530       128,818

Provision/(benefit) for income taxes                       --            --             --            --
                                                  ------------  ------------   ------------  ------------

Income/(loss) before minority interest               211,529       (159,902)        26,530       128,818

Minority interests                                    69,130       (114,910)        17,620      (179,882)
                                                  ------------  ------------   ------------  ------------

Net income/(loss)                                 $  142,399    $  (274,812)   $     8,910   $   (51,064)
                                                  ============  ============   ============  ============

Income/(loss) per share, basic and diluted        $    0.010    $    (0.019)   $     0.0001  $    (0.003)
                                                  ============  ============   ============  ============

Number of weighted average shares outstanding      14,706,471    14,706,471     14,706,471    14,706,471
                                                  ============  ============   ============  ============

* = Restated to conform to 2005 presentation.


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the six months ended
                                                                        June 30,
                                                            -------------------------------
                                                                 2005              2004
                                                               ---------        ----------
Cash flows from operating activities
     Net income/(loss)                                         $ 142,399        $ (274,812)
                                                               ---------        ----------
     Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
           Depreciation and amortization                         323,773           633,236
           Contractual allowances                               (590,483)        1,317,180
           Minority interest                                          --           114,910
Increase/(decrease) in cash attributable to
  changes in operating assets and liabilities:
           Accounts receivable                                   466,844        (1,349,489)
           Notes receivable - current portion                     32,001           (74,548)
           Other current assets                                   32,576          (122,827)
           Deposits and other assets                             (24,684)           21,731
           Accounts payable                                       13,268           339,477
           Accrued expenses                                      235,678          (178,226)
                                                               ---------        ----------
        Total adjustments                                        488,973           701,444
                                                               ---------        ----------
Net cash provided by operating activities                        631,372           426,632
                                                               ---------        ----------
Cash flows from investing activities:
        Fixed asset acquisitions                                (326,236)         (471,104)
        Decrease in provision for site closings                 (100,000)               --
        Investment in joint venture                                   --          (200,000)
        Increase in minority interest                            (41,292)          297,494
                                                               ---------        ----------
Net cash (used) by investing activities                         (467,528)         (373,610)
                                                               ---------        ----------
Cash flows from financing activities:
        (Decrease) in notes receivable - affiliates                  --           (112,526)
         Increase in shareholder notes                               --             70,899
        (Decrease) in line of credit                                 --            (70,899)
         Increase long term debt                                 475,000                --
        (Decrease) long-term debt                               (617,639)          (19,175)
                                                                --------        ----------
Net cash (used)/provided by financing activities                (142,639)         (131,701)
                                                                --------        ----------
Net (decrease)/increase in cash and cash equivalents              21,205           (78,679)
Cash and equivalents, beginning of period                          6,239            97,261
                                                                --------        ----------
Cash and equivalents, end of period                            $  27,444         $  18,582
                                                               =========        ==========

Supplemental cash flow information
        Interest paid                                          $ 86,805          $  52,646
                                                               =========        ==========
        Income taxes paid                                      $      --         $      --
                                                               =========        ==========


                       See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - PROPERTY AND EQUIPMENT.
Property and equipment are summarized by major classification as follows:
-------------------------------------- --------------------- -------------------
Useful lives                           June 30, 2005         December 31, 2004
-------------------------------------- --------------------- -------------------
Medical Equipment 5-10 Yrs             $  4,581,029          $  4,334,497
-------------------------------------- --------------------- -------------------
Furniture and Fixtures 3-5 Yrs         $     51,838          $     50,620
-------------------------------------- --------------------- -------------------
Automobiles - 5 Yrs                    $     19,865          $     19,865
-------------------------------------- --------------------- -------------------
Computer Equipment & Software 3-5 Yrs  $    233,955          $    230,467
-------------------------------------- --------------------- -------------------
Leasehold Improvements 5-10 Yrs        $    732,184          $    719,393
-------------------------------------- --------------------- -------------------
Construction in progress               $      2,745          $          0
-------------------------------------- --------------------- -------------------
Total                                  $  5,621,616          $  5,354,842
-------------------------------------- --------------------- -------------------
Less: Accumulated Depreciation and     $  4,401,317          $  4,137,006
Amortization
-------------------------------------- --------------------- -------------------
Total                                  $  1,220,299          $  1,217,836
-------------------------------------- --------------------- -------------------

Depreciation expense for the six months ended June 30, 2005 and year ended December 31, 2004, are $323,773 and $1,190,191, respectively.

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

Modern Medical Modalities Corporation ("MMM") was served with a "Motion for Summary Judgment" on September 23, 2005, related to the above lawsuit. MMM was one of several defendants, of which certain defendants are unrelated to MMM. The summary judgment is seeking $262,750 in contract fees and $525,500 in liquidated damages, plus interest and attorneys fees. It is the opinion of management there that is no legitimate basis for the claim, and MMM intends to continue to vigorously defend itself in this lawsuit. On November 4, 2005, the plaintiff withdrew it Motion for Summary Judgment, without prejudice.

NOTE 4 - CONVERTIBLE DEBT:

In October 1999, the Company issued an aggregate of $500,000 principal amount of 10% convertible notes to two investors, which were due on October 18, 2000. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. At March 31, 2005, the total principal and interest outstanding was $445,450.

In June 2002, Jacov Hayut purchased the above note and on July 29, 2002, Mr. Hayut converted $43,500 principal amount of the Notes into shares of the Company's common stock.

In June 2002, the Company issued an aggregate of $220,000 principal amount of its 9.25% convertible secured promissory notes to Jacov Hayut, which is due in June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In a subsequent transaction, the June 2002 promissory notes of $220,000 were re-assigned with Jacov Hayut retaining $140,000 of the notes and Motti Sharon retaining $80,000 under the same terms and conditions as previously set forth, except the notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.179 per share.

In June 2002, the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon, which is due in June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.179 per share.

In July 2002, the Company issued an aggregate of $65,000 principal amount of its 9.25% convertible secured promissory notes to Yossef Azoulai, which is due in June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.179 per share.

In August 2002, the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Iris and Yossef Azoulai which are due in June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

Effective December 9, 2002, the Company entered into a 36 month note with Ronnie Antebi in the amount of $260,000. This note bears an interest rate of 12% per annum and is payable in 36 equal installments of $8,635.72, commencing January 9, 2003. The proceeds of this note were used to retire the Bridge View Bank line of credit (see footnote 6) the balance was used for working capital purposes.

In February 2003 the Company issued an aggregate of $150,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which are due in February 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In March 2003, the Company issued an aggregate of $50,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC, which are due in March 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In May 2003, the Company issued an aggregate of $50,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC which are due in May 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

In June 2003, the Company issued an aggregate of $45,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon, which is due in June 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.179 per share.

In August 2003, the Company issued an aggregate of $100,000 principal amount of its 9.25% convertible secured promissory notes to Medical Equipment Solutions, LLC, which are due in August 2008. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at $0.143 per share.

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

NOTE 5 - SUBSEQUENT EVENT:

On August 29, 2005, hurricane Katrina caused significant damage to the Greater New Orleans area including Metairie, Louisiana. As a result of this hurricane, power and access was lost to our center in Metairie. Evaluation of the extent of damage to the center and the full impact on our financial performance and operating results is currently being performed. The center was not flooded but did incur wind and water damage; as a result the center will require structural repair, estimated not to exceed $25,000. The medical equipment is still under review as to the extent of the damage, but has been started. The company has provided $100,000 in accrued expenses toward the repairs and is working closely with FEMA and the Company's insurance carrier. At this time the Company cannot be sure that the accrual or insurance will be adequate to cover repair or business interruption costs.

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

As of June 30, 2005, we own, operate, and manage five diagnostic imaging centers located in New Jersey and Louisiana. We currently operate and manage one center in Manalapan, New Jersey, three centers in Union, New Jersey, and one center in Metairie, Louisiana. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities.

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

Results of Operations:

FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.


                                                      2005            2004
                                                  -----------     -----------

Net revenues from services                        $ 3,720,000     $ 3,372,000

Cost of services provided                         $ 2,736,000     $ 2,267,000

Selling, general and administrative expenses      $   361,000     $   559,000

Income/loss from operations                       $   299,000     $   (87,000)

Net Revenues from Services:
For the six months ended June 30, 2005 net revenues from services totaled $3,720,000 as compared to $3,372,000 for the same period in 2004, resulting in a net increase of $348,000. This increase is attributable predominantly to the acquisitions of PET Scan at Union Imaging, LLC, Union Imaging Center, LLC and Modern Medical Imaging at Atrium, LLC of approximately $136,000, $275,000 and $68,000, respectively. Decreased revenues of approximately $165,000 at MRI Imaging Center at PBI due to the closing of Beth Israel Hospital offset this increase in revenues; this center was located on the grounds of the hospital. After closing of the hospital the New Jersey State Schools Construction Corporation condemned the property and forced all tenants to vacate the property. The balance of the increase or approximately $34,000 came from Union Imaging Associates, JV, and collection of some previously written off accounts receivable from our South Plainfield site closed in prior years.

Cost of services provided:
For the six months ended June 30, 2005, cost of services provided totaled $2,736,000 as compared to $2,267,000 for the same period in 2004, resulting in an increase of approximately $469,000. The three new sites were responsible for the majority of the increase, PET Scan at Union Imaging, LLC, Union Imaging Center, LLC and Modern Medical Imaging at Atrium, LLC in the amounts of approximately $38,000, $279,000 and $164,000, respectively. Union Imaging Associates, JV accounted for an increase of approximately $168,000 as a result of newly leased equipment off set by the closing of MRI Imaging Center at PBI, approximately, $180,000.

Selling, general and administrative expenses:
For the six months ended June 30, 2005, selling, general and administrative expenses totaled $361,000 as compared to $559,000 for the same period in 2004, resulting in a decrease of approximately $198,000. This decrease relates primarily to the closing of the MRI Imaging Center at PBI and related reduction in marketing costs and reversal of marketing accruals.

Income from operations:
Income (loss) from operations for the six months ended June 30, 2005 was $299,000 as compared to ($87,000) for the same period in 2004 resulting in an increase of approximately $386,000. This increase results from acquisition and start-up of additional centers, reduced marketing costs and the absorption of administrative costs over a larger base of business.

                                    13 of 22

FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.


                                                        2005           2004
                                                    -----------     -----------


Net revenues from services                          $ 1,835,000     $ 1,935,000

Cost of services provided                           $ 1,378,000     $ 1,178,000

Selling, general and administrative expenses        $   231,000     $   279,000

Income/loss from operations                         $    80,000     $   142,000

Net Revenues from Services:
For the three months ended June 30, 2005 net revenues from services totaled $1,835,000 as compared to $1,935,000 for the same period in 2004, resulting in a net decrease of $100,000. This decrease is attributable to the decreased revenues of approximately $16,000 at MRI Imaging Center at PBI due to the closing of Beth Israel Hospital; this center was located on the grounds of the hospital. After closing of the hospital the New Jersey State Schools Construction Corporation condemned the property and forced all tenants to vacate the property. The balance of the lost revenues resulted from increased competition in the Union Imaging Associates, JV area, approximately $270,000. Modern Medical Modalities Corporation installed a new 1.5 tesla MRI at Union during the second half of 2005 to maintain and improve its competitive position in the area. These decreases were off set by the acquisitions of PET Scan at Union Imaging, LLC and Union Imaging Center, LLC approximately $51,000 and $135,000, respectively.

Cost of services provided:
For the three months ended June 30, 2005, cost of services provided totaled $1,378,000 as compared to $1,178,000 for the same period in 2004, resulting in an increase of approximately $200,000. Three sites were responsible for the increase, PET Scan at Union Imaging, LLC, Union Imaging Center, LLC and Modern Medical Imaging at Atrium, LLC in the amounts of approximately $47,000, $146,000 and $53,000 respectively. Union Imaging Associates, JV accounted for an increase of approximately $51,000 as a result of newly leased equipment off set by the closing of MRI Imaging Center at PBI, approximately, $97,000.

Selling, general and administrative expenses:
For the three months ended June 30, 2005, selling, general and administrative expenses totaled $231,000 as compared to $279,000 for the same period in 2004, resulting in a decrease of approximately $48,000. This decrease relates primarily to the closing of the MRI Imaging Center at PBI and related reduction in marketing costs.

Income from operations:
Income from operations for the three months ended June 30, 2005 was $80,000 as compared to $142,000 for the same period in 2004 resulting in a decrease of approximately $62,000. This decrease results primarily from increased competition in the Union Imaging Associates, JV area. The Company is addressing this competition by installing a new high field MRI at the Union Imaging Associates, JV center in the second half of 2005. It will replace a 15-year-old MRI; it brings additional capabilities to the center and increases our competitive advantage over our competition.

Liquidity and Capital Resources:

As of June 30, 2005, the Company had a working capital deficiency of $1,141,763, as compared to a working capital deficiency of $758,956 as of December 31, 2004.

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

Debt:

Effective December 9, 2003, the Company entered into a 36 month note with Ronnie Antebi in the amount of $260,000. This note bears an interest rate of 12% per annum and is payable in 36 equal installments of $8,635.72, commencing January 9, 2004. The proceeds of this note were used to retire the Bridge View Bank line of credit; the balance was used for working capital purposes.

On March 18, 2005, Modern Medical entered into an unsecured loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable over 12 months in $8,333 monthly payments, with a lump sum due on the 13th month in the amount of $221,826.71 and bears an interest rate of 8% per annum. This loan funded the settlement of the DVI/US Bank loan settlement.

On April 15, 2005, Modern Medical entered into a 13 month unsecured loan agreement Ronnie Antebi in the amount of $175,000, which bears interest at a rate of 15% per annum. The first 6 payments are in the amount of $10,000 each and commence on May 15, 2005, the second 6 monthly payments are at $20,000 each and the final payment on June 15, 2006 is in the amount of $12,621.85. This loan was utilized to fund the settlement of the CitiCorp note.

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

Between June 2002 and July 2004 the company has issued an aggregate of $930,000 in principal amount of convertible secured promissory notes. The promissory notes consist of $430,000 at 5% and $500,000 at 9.25%, and have provisions for conversion to shares of stock based on rates as detailed in the table below:

---------------------------------------------------------------------------------------------
Issued to:
Conversion Price      Issue Date        Expiration Date      Principal Amount $    Per Share
---------------------------------------------------------------------------------------------
Jacov Hayut           June 2002            June 2007            140,000             0.179
---------------------------------------------------------------------------------------------
Motti Sharon          June 2002            June 2007            100,000             0.179
---------------------------------------------------------------------------------------------
Motti Sharon          June 2003            June 2008            45,000              0.179
---------------------------------------------------------------------------------------------
Motti Sharon          June 2002            June 2007            80,000              0.179
---------------------------------------------------------------------------------------------
Yossef and Irit       July 2002            June 2007            65,000              0.179
Azoulai
---------------------------------------------------------------------------------------------
M E S                 August 2002          June 2007            100,000             0.143
---------------------------------------------------------------------------------------------
M E S                 February 2003        February 2008        150,000             0.143
---------------------------------------------------------------------------------------------
M E S                 March 2003           March 2008           50,000              0.143
---------------------------------------------------------------------------------------------
M E S                 May 2003             May 2008             50,000              0.143
---------------------------------------------------------------------------------------------
M E S                 August 2003          August 2008          100,000             0.143
---------------------------------------------------------------------------------------------
M E S                 February 2004        June 2009            25,000              0.143
---------------------------------------------------------------------------------------------
M E S                 July 2004            June 2009            25,000              0.143
---------------------------------------------------------------------------------------------

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

The Company's chief executive officer and chief financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures as of the end of the second quarter ended June 30, 2005 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

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

Modern Medical Modalities Corporation ("MMM") was served with a "Motion for Summary Judgment" on September 23, 2005, related to the above lawsuit. MMM was one of several defendants, of which certain defendants are unrelated to MMM. The summary judgment is seeking $262,750 in contract fees and $525,500 in liquidated damages, plus interest and attorneys fees. It is the opinion of management there that is no legitimate basis for the claim, and MMM intends to continue to vigorously defend itself in this lawsuit. On November 4, 2005, the plaintiff withdrew it Motion for Summary Judgment, without prejudice.

Other than the legal proceedings reported above and those reported on the Company's previous Form 10-QSB and 10-KSB filings, the Company is not party to any other material legal proceedings.

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

Dated:  January 19, 2005

                                                By: /s/ Baruh Hayut
                                                Name: Baruh Hayut
                                                Title: Chief Executive Officer


Dated:  January 19, 2005

                                               By: /s/ Minesh Patel
                                               Name: Minesh Patel
                                               Title: Chief Financial Officer