Form 10QSB
period 2005-09-30
MODERN MEDICAL MODALITIES CORP
filed 2006-02-28
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

             { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on January 31, 2005 was 14,706,471 shares.

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ( ) No (X)

Transitional Small Business Disclosure Format (check one): Yes ( )  No (X)

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                               September 30, 2005
                         QUARTERLY REPORT ON FORM 10-QSB


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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                  September 30,      December 31,
                                                                       2005             2004
                                                                   -----------       -----------
                                      ASSETS

Current assets:
        Cash and cash equivalents                                  $   13,732        $    6,239
        Accounts receivable (less contractual allowances of
        $3,221,815 and $3,837,814, respectively)                    1,658,542         1,581,568

        Notes receivable - current portion                             18,668            32,001
        Other current assets                                            2,746            35,322
                                                                   ----------        ----------

Total current assets                                                1,693,688         1,655,130
                                                                   ----------        ----------

Property and equipment, net of accumulated depreciation of
        $4,389,567 and $4,137,006, respectively                     1,127,575         1,217,836
                                                                   ----------        ----------

Other assets:
        Note receivable, net of current portion                        15,884            15,884
        Deposits                                                       66,553            42,556
                                                                   ----------        ----------

                                    Total other assets                 82,437            58,440
                                                                   ----------        ----------

                                       TOTAL ASSETS                $2,903,700        $2,931,406
                                                                   ==========        ==========


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                    September 30,     December 31,
                                                                         2005             2004
                                                                    -------------     ------------
                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
        Accounts payable                                             $   744,405      $   467,343
        Accrued expenses                                                 931,389          850,216
        Current portion long term debt                                 1,108,690          876,676
        Loans payable - shareholders, current portion                         --          119,851
        Provision for site closings                                           --          100,000
                                                                     -----------      -----------

                                 Total current liabilities             2,784,484        2,414,086
                                                                     -----------      -----------

Other liabilities:
        Long term debt, net of current portion                           779,928        1,302,747
        Convertible debt                                               1,310,992        1,419,213
        Loans payable shareholders, net of current portion               240,101          120,250
                                                                     -----------      -----------

                                  Total other liabilities              2,331,021        2,842,210
                                                                     -----------      -----------

                                     Total liabilities                 5,115,505        5,256,296
                                                                     -----------      -----------

Minority interest                                                        181,215          232,783
                                                                     -----------      -----------

Commitments and contingencies

Stockholders' deficit:
        Common stock, $0.0002 par value,
             Authorized - 100,000,000 shares
             Issued and outstanding - 14,706,471 shares                    2,942            2,942
        Additional paid-in capital                                     4,515,715        4,515,715
        Accumulated (deficit)                                         (6,911,677)      (7,076,330)
                                                                     -----------      -----------

                               Total stockholders' (deficit)          (2,393,020)      (2,557,673)
                                                                     -----------      -----------

                   TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)     $ 2,903,700      $ 2,931,406
                                                                     ===========      ===========

                       See notes to financial statements.

            MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the nine months ended   For the three months ended
                                                          September 30,              September 30,
                                                  --------------------------   --------------------------
                                                      2005          2004          2005           2004
                                                  ------------  ------------   ------------  ------------
                                                                     *                            *
Operating income:
     Net revenues from services                   $ 5,736,785   $ 5,428,302    $ 2,016,668   $ 1,796,838
     Cost of services provided                      4,206,239     3,850,698      1,470,594     1,437,419
                                                  ------------  ------------   ------------  ------------

Total operating income                              1,530,546     1,577,604        546,074       359,419
                                                  ------------  ------------   ------------  ------------

Operating Expenses:
     Selling, general and administrative              690,329       691,296        329,123       132,571
     Depreciation and amortization                    466,576       983,537        142,803       350,300
                                                  ------------  ------------   ------------  ------------

Total operating expenses                            1,156,905     1,674,833        471,926       482,871
                                                  ------------  ------------   ------------  ------------

Income/(loss) from operations                         373,641       (97,229)        74,148      (123,452)
                                                  ------------  ------------   ------------  ------------

Other income/(expenses):
     Interest expense                                (162,496)     (189,848)       (59,343)      (67,692)
     Miscellaneous income                              12,362        37,290         (2,827)         (387)
     Gain on sale of property asset                       --         14,000            --            --
                                                  ------------  ------------   ------------  ------------

Total other (expense)                                (150,134)     (138,558)       (62,170)      (68,079)
                                                  ------------  ------------   ------------  ------------

Income/(loss) before income taxes and
   minority interest                                  223,507      (235,787)        11,978      (191,531)

Provision/(benefit) for income taxes                       --            --             --            --
                                                  ------------  ------------   ------------  ------------

Income/(loss) before minority interest               223,507       (235,787)        11,978      (191,531)

Minority interests                                   (58,854)      (231,816)       (10,276)     (116,906)
                                                  ------------  ------------   ------------  ------------

Net income/(loss)                                 $  164,653    $  (467,603)   $    22,254   $  (308,437)
                                                  ============  ============   ============  ============

Income/(loss) per share, basic and diluted        $    0.011    $    (0.032)   $     0.0002  $    (0.021)
                                                  ============  ============   ============  ============

Number of weighted average shares outstanding      14,706,471    14,706,471     14,706,471    14,706,471
                                                  ============  ============   ============  ============

*   = Restated to conform to 2005 presentation.


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             For the nine months ended
                                                                   September 30,
                                                          -------------------------------
                                                               2005              2004
                                                             ---------        ----------

Cash flows from operating activities
     Net income/(loss)                                     $   164,653      $  (467,603)

                                                           -----------      -----------
     Adjustments to reconcile net income/( loss to net
cash
     provided (used) by operating activities:
           Depreciation and amortization                       466,576          983,537
           Contractual allowances                             (615,999)       1,568,337
           Minority interest                                        --         (231,816)
Increase/(decrease) in cash attributable
    to changes in operating assets and
    liabilities:
           Accounts receivable                                 539,025       (1,684,365)
           Notes receivable - current portion                   18,668          (74,549)
           Other current assets                                 32,576          170,232
           Deposits and other assets                           (29,331)         (11,439)
           Accounts payable                                    277,062          362,818
           Accrued expenses                                     81,173          (89,678)
                                                           -----------      -----------
        Total adjustments                                      769,750          993,077
                                                           -----------      -----------
Net cash provided by operating activities                      934,403          525,474
                                                           -----------      -----------
Cash flows from investing activities:
        Fixed asset acquisitions                              (376,315)        (461,726)
        Fixed asset disposition                                     --           53,168
        Decrease in provision for site closings               (100,000)              --
        Investment in joint venture                                 --         (200,000)
        Increase in minority interest                          (51,568)         414,000
                                                           -----------      -----------
Net cash (used) by investing activities                       (527,883)        (194,558)
                                                           -----------      -----------
Cash flows from financing activities:
        (Decrease) in notes receivable - affiliates                 --         (131,485)
         Increase in shareholder notes                              --           70,899
        (Decrease) in line of credit                                --          (70,899)
         Increase long term debt                               475,000               --
        (Decrease) long-term debt                             (874,027)        (286,507)
                                                           -----------      -----------
Net cash (used) by financing activities                       (399,027)        (417,992)
                                                           -----------      -----------
Net increase/(decrease) in cash and cash equivalents             7,493          (87,076)
Cash and equivalents, beginning of period                        6,239           97,261
                                                           -----------      -----------
Cash and equivalents, end of period                        $    13,732      $    10,185
                                                           ===========      ===========

Supplemental cash flow information
        Interest paid                                      $   101,771      $   144,457
                                                           ===========      ===========
        Income taxes paid                                  $        --      $        --
                                                           ===========      ===========


                       See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual financial statement filed on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - PROPERTY AND EQUIPMENT.
Property and equipment are summarized by major classification as follows:

-------------------------------------- --------------------- -------------------
Useful lives                           September 30, 2005    December 31, 2004
-------------------------------------- --------------------- -------------------
Medical Equipment 5-10 Yrs             $  4,430,704          $  4,334,497
-------------------------------------- --------------------- -------------------
Furniture and Fixtures 3-5 Yrs         $     52,896          $     50,620
-------------------------------------- --------------------- -------------------
Automobiles - 5 Yrs                    $     19,865          $     19,865
-------------------------------------- --------------------- -------------------
Computer Equipment & Software 3-5 Yrs  $    233,955          $    230,467
-------------------------------------- --------------------- -------------------
Leasehold Improvements 5-10 Yrs        $    732,184          $    719,393
-------------------------------------- --------------------- -------------------
Construction in progress               $     47,538          $          0
-------------------------------------- --------------------- -------------------
Total                                  $  5,517,142          $  5,354,842
-------------------------------------- --------------------- -------------------
Less: Accumulated Depreciation and     $  4,389,567          $  4,137,006
Amortization
-------------------------------------- --------------------- -------------------
Total                                  $  1,127,575          $  1,217,836
-------------------------------------- --------------------- -------------------

Depreciation expense for the nine months ended September 30, 2005 and year ended December 31, 2004, are $466,576 and $1,190,191, respectively.

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

Modern Medical Modalities Corporation ("MMM") was served with a "Motion for Summary Judgment" on September 23, 2005, related to the above lawsuit. MMM was one of several defendants, of which certain defendants are unrelated to MMM. The summary judgment is seeking $262,750 in contract fees and $525,500 in liquidated damages, plus interest and attorneys fees. It is the opinion of management that there is no legitimate basis for the claim, and MMM intends to continue to vigorously defend itself in this lawsuit. On November 4, 2005, the plaintiff withdrew its Motion for Summary Judgment, without prejudice.

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

In June 2002, Jacov Hayut purchased the above note and on July 29, 2002, Mr. Hayut converted $43,500 principal amount of the Notes into shares of the Company's common stock. At September 30, 2005 there is a $380,991 principal balance outstanding. The Company retired $75,509 since July 29, 2002, by purchasing at face value.

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

NOTE 5 - METAIRIE MEDICAL EQUIPMENT LEASING CORPORATION

On August 29, 2005, hurricane Katrina caused significant damage to the Greater New Orleans area including Metairie, Louisiana. As a result of this hurricane, power and access was lost to our center in Metairie. Evaluation of the extent of damage to the center and the full impact on our financial performance and operating results is currently being performed. The center was not flooded but did incur wind and water damage; as a result the center will require structural repair, estimated not to exceed $25,000. The medical equipment is still under review as to the extent of the damage, but has been started. The company is working closely with Siemens the MRI manufacturer, FEMA and the Company's insurance carrier to bring the system back on line. At this time the Company cannot be sure that the insurance will be adequate to cover repair or business interruption costs.

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

As of September 30, 2005, we own, operate, and manage five diagnostic imaging centers located in New Jersey and Louisiana. We currently operate and manage one center in Manalapan, New Jersey, three centers in Union, New Jersey, and one center in Metairie, Louisiana. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities.

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

Results of Operations:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                                            2005                2004
                                                        -----------         -------------

Net revenues from services                              $ 5,737,000         $  5,428,000


Cost of services provided                               $ 4,206,000         $  3,851,000


Selling, general and administrative expenses            $   690,000         $    691,000

Income/loss from operations                             $   374,000         $    (97,000)

Net Revenues from Services:
For the nine months ended September 30, 2005 net revenues from services totaled $5,737,000 as compared to $5,428,000 for the same period in 2004, resulting in a net increase of $309,000. This increase is attributable predominantly to the acquisitions of PET Scan at Union Imaging, LLC, Union Imaging Center, LLC and Modern Medical Imaging at Atrium, LLC of approximately $163,000, $372,000 and $152,000, respectively. Offset by decreased revenues of approximately $269,000 at MRI Imaging Center at PBI due to the closing of Beth Israel Hospital; this center was located on the grounds of the hospital. After closing of the hospital the New Jersey State Schools Construction Corporation condemned the property and forced all tenants to vacate the property. The balance of the offsetting decrease, or approximately $109,000, came from Union Imaging Associates, JV, resulting from reduced procedures upon commencing replacement of its closed MRI Unit and hurricane Katrina, which has temporally shutdown our Metairie, Louisiana center, approximately $72,000 and $37,000, respectively.

Cost of services provided:
For the nine months ended September 30, 2005, cost of services provided totaled $4,206,000 as compared to $3,851,000 for the same period in 2004, resulting in an increase of approximately $355,000. The three new sites were responsible for the majority of the increase, PET Scan at Union Imaging, LLC, Union Imaging Center, LLC and Modern Medical Imaging at Atrium, LLC in the amounts of approximately $44,000, $259,000 and $240,000, respectively. Union Imaging Associates, JV accounted for an increase of approximately $138,000 as a result of newly leased equipment. Offset by decreases as a result of the closing of MRI Imaging Center at PBI, approximately, $286,000 and the temporary closing of our Metairie Louisiana as a result of hurricane Katrina at the end of August 2005 of approximately $40,000.

Selling, general and administrative expenses:
For the nine months ended September 30, 2005, selling, general and administrative expenses totaled $690,000 as compared to $691,000 for the same period in 2004, resulting in a decrease of approximately $1,000. This decrease relates primarily to the closing of the MRI Imaging Center at PBI and related reduction in marketing costs and reversal of related marketing accruals.

Income/(loss) from operations:
Income/(loss) from operations for the nine months ended September 30, 2005 was $374,000 as compared to ($97,000) for the same period in 2004 resulting in an increase of approximately $471,000. This increase results from acquisition and start-up of additional centers, reduced marketing costs and the absorption of administrative costs over a larger base of business.

                                    13 of 22

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                                            2005                2004
                                                        -----------         -------------

Net revenues from services                              $ 2,017,000         $  1,797,000


Cost of services provided                               $ 1,471,000         $  1,437,000


Selling, general and administrative expenses            $   329,000         $    132,000

Income/loss from operations                              $   74,000         $   (123,452)

Net Revenues from Services:
For the three months ended September 30, 2005 net revenues from services totaled $2,017,000 as compared to $1,797,000 for the same period in 2004, resulting in a net increase of $220,000. This increase is attributable predominantly to the acquisitions of PET Scan at Union Imaging, LLC,TSI Billing Services, Inc, Union Imaging Center, LLC and Modern Medical Imaging at Atrium, LLC of approximately $50,000, $46,000, $247,000 and $103,000, respectively. Offset by decreased revenues of approximately $98,000 at MRI Imaging Center at PBI due to the closing of Beth Israel Hospital; this center was located on the grounds of the hospital. After closing of the hospital the New Jersey State Schools Construction Corporation condemned the property and forced all tenants to vacate the property. The balance of the offsetting decrease, or approximately $128,000, came from Union Imaging Associates, JV, resulting from reduced procedures upon commencing replacement of its closed MRI Unit and hurricane Katrina, which has temporally shutdown our Metairie, Louisiana center, approximately $91,000 and $37,000, respectively.

Cost of services provided:
For the three months ended September 30, 2005, cost of services provided totaled $1,471,000 as compared to $1,437,000 for the same period in 2004, resulting in an increase of approximately $34,000. The three new sites were responsible for the majority of the increase, PET Scan at Union Imaging, LLC, Union Imaging Center, LLC and Modern Medical Imaging at Atrium, LLC in the amounts of approximately $7,000, $58,000 and $68,000, respectively. Offset by decreases as a result of the closing of MRI Imaging Center at PBI, approximately, $99,000.

Selling, general and administrative expenses:
For the three months ended September 30, 2005, selling, general and administrative expenses totaled $329,000 as compared to $133,000 for the same period in 2004, resulting in a increase of approximately $196,000. This increase relates primarily to marketing for Union Imaging Center, LLC and Union Imaging Associates, JV, approximately $102,000 and $71,000 respectively. The balance related to additional administrative costs incurred related to our center in Metairie Louisiana resulting from hurricane Katrina.

Income/(loss) from operations:
Income/(loss) from operations for the three months ended September 30, 2005 was $74,000 as compared to ($123,000) for the same period in 2004 resulting in a increase of approximately $197,000. This increase results from acquisition and start-up of additional centers, reduced marketing costs and the absorption of administrative costs over a larger base of business.

Liquidity and Capital Resources:

As of September 30, 2005, the Company had a working capital deficiency of $1,090,796, as compared to a working capital deficiency of $758,956 as of December 31, 2004.

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

In June 2002, Jacov Hayut purchased each of the notes and on July 29, 2002, Mr. Hayut converted $43,500 principal amount of the Notes into shares of the Company's common stock. At September 30, 2005 there is a $380,991 principal balance outstanding. The Company retired $75,509 since July 29, 2002, by purchasing at face value.

Between June 2002 and July 2004 the company has issued an aggregate of $930,000 in principal amount of convertible secured promissory notes. The promissory notes consist of $430,000 at 9.25% and $500,000 at 9.25%, and have provisions for conversion to shares of stock based on rates as detailed in the table below:

-----------------------------------------------------------------------------------------
Issued to:            Issue Date      Expiration Date      Principal Amount $
Conversion Price                                                               Per Share
-----------------------------------------------------------------------------------------
Jacov Hayut           June 2002            June 2007            140,000             0.179
-----------------------------------------------------------------------------------------
Motti Sharon          June 2002            June 2007            100,000             0.179
-----------------------------------------------------------------------------------------
Motti Sharon          June 2003            June 2008            45,000              0.179
-----------------------------------------------------------------------------------------
Motti Sharon          June 2002            June 2007            80,000              0.179
----------------------------------------------------------------------------------------
Yossef and Irit       July 2002            June 2007            65,000              0.179
Azoulai
-----------------------------------------------------------------------------------------
M E S                 August 2002          June 2007            100,000             0.143
-----------------------------------------------------------------------------------------
M E S                 February 2003        February 2008        150,000             0.143
-----------------------------------------------------------------------------------------
M E S                 March 2003           March 2008           50,000              0.143
-----------------------------------------------------------------------------------------
M E S                 May 2003             May 2008             50,000              0.143
-----------------------------------------------------------------------------------------
M E S                 August 2003          August 2008          100,000             0.143
-----------------------------------------------------------------------------------------
M E S                 February 2004        June 2009            25,000              0.143
-----------------------------------------------------------------------------------------
M E S                 July 2004            June 2009            25,000              0.143
-----------------------------------------------------------------------------------------

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

The Company's chief executive officer and chief financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures as of the end of the third quarter ended September 30, 2005 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

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

Modern Medical Modalities Corporation ("MMM") was served with a "Motion for Summary Judgment" on September 23, 2005, related to the above lawsuit. MMM was one of several defendants, of which certain defendants are unrelated to MMM. The summary judgment is seeking $262,750 in contract fees and $525,500 in liquidated damages, plus interest and attorneys fees. It is the opinion of management there that is no legitimate basis for the claim, and MMM intends to continue to vigorously defend itself in this lawsuit. On November 4, 2005, the plaintiff withdrew its Motion for Summary Judgment, without prejudice.

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

                      MODERN MEDICAL MODALITIES CORPORATION

Dated:  February 28, 2006

                                                By: /s/ Baruh Hayut
                                                Name: Baruh Hayut
                                                Title: Chief Executive Officer


Dated:  February 28, 2006

                                               By: /s/ Minesh Patel
                                               Name: Minesh Patel
                                               Title: Chief Financial Officer