Form 10KSB
period 2005-12-31
MODERN MEDICAL MODALITIES CORP
filed 2006-03-31
CIK 902635

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-KSB

                                   ---------

(Mark One)

{X} Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended December 31, 2005.

{ } Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to______________

                          Commission File No. 0-23416

                     MODERN MEDICAL MODALITIES CORPORATION
                     -------------------------------------

(Exact name of registrant as specified in its charter)

          New Jersey                                    22-3059258
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

                      439 Chestnut Street, Union, NJ 07083
              ---------------------------------------------------
              (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (908) 687-8840
------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

         Title of each Class Name of each Exchange on which Registered
         -------------------------------------------------------------
                              Not Applicable None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0002 Par Value
-----------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes {X} No { }.

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ( ) No (X)

The issuer's net sales for the most recent fiscal year were $7,778,418

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 13,2006 was approximately $324,771.

As of March 13, 2006 there were 14,506,471 shares of Common Stock, par value $.0002 per share, outstanding.

PART I

Item 1. Business

We provide a comprehensive range of leading edge diagnostic imaging services through a combination of owned, operated, and managed centers. The comprehensive imaging services include magnetic resonance imaging (MRI), computerized axial tomography (CT Scan), positron emission tomography (PET), ultrasound, mammography, nuclear medicine, and general radiography (X-ray). We believe that each of our centers, and network of centers in close proximity of each other, are being optimized by providing a full array of imaging services to better meet the varied needs of its customers and participating providers of care. In addition, we are seeking to maximize each center's productivity by providing shared management services that include marketing, procurement of imaging systems and upgrades of related equipment, facilities construction and maintenance, recruitment and training of technical and support staff, information services, and financial services such as leasing, administration of contracts, and billing and collections.

As of December 31, 2005, we own, operate, and manage five diagnostic imaging centers located in New Jersey and Louisiana. We currently operate and manage one center in Manalapan, New Jersey, three centers in Union, New Jersey, and one center in Metairie, Louisiana. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities.

On a consolidated basis, the Company derives approximately 97% of its revenues from multiple diagnostic imaging modalities and procedures that allow it to leverage the variety of imaging systems in each center, or in the shared network of centers, in order to potentially increase its operating income once fixed costs are more rapidly covered with higher volumes of procedures performed. The balance of the Company's revenues are derived primarily from billing services provided to third parties.

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

Modern Medical has also positioned itself to participate in the expanding managed health care market and intends to continue to seek to joint ventures with hospital and physician managed ambulatory centers.

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

Initially Modern Medical owned 10% and Union Imaging Associates Inc. owned 90% of the Joint Venture. Starting in 2003 Modern Medical began acquiring shares of Union Imaging Associates, Inc. and as a result increased its ownership to 50% of the Union Joint Venture at the end of 2003 and acquired additional shares in Union Imaging Associates, Inc., further increasing its interest in Union Imaging Associates, Joint Venture during 2004, from 50% to 80%. Modern Medical intends to acquire the balance of Union Imaging Associates, Inc and merge Union Imaging Associates, Inc. and Union Imaging Associates, Joint Venture.

METAIRIE MEDICAL EQUIPMENT LEASING

In June 1997, Metairie Medical Equipment Leasing Corp. was incorporated in the state of New Jersey, as a 100% owned subsidiary of Modern Medical. It consists of one Open MRI and primarily serves the personal injury market. It operates under the names of two wholly owned subsidiaries, Open MRI & Imaging of Metairie, LLC and Independence Imaging Center, LLC.

TSI Billing Service Inc.

In November 2003, Modern Medical entered into an agreement to purchase 50% of TSI Billing Service (TSI Billing). TSI Billing is a billing company that has been providing billing services for various medical practices since 1994. Modern Medical also out-sources its billing services to TSI Billing. Effective January 1, 2006, Modern Medical has agreed to divest itself of its 50% interest in TSI Billing Services, Inc to two of its shareholders.

Union Imaging Center, LLC

In February 2004, Modern Medical established Union Imaging Center LLC, a wholly owned subsidiary, to acquire and manage a multi-modality imaging center, in Union, NJ. There was a $225,000 note with $25,000 down and a monthly payment of $6,666.67 for 30 months beginning 90 days after closing. Union Imaging Center, LLC, does approximately $2,207,000 in revenues per year. It is adjacent to our Union Imaging Associates; the combined radiology practices offer a full range of imaging services.

PET Scan at Union Imaging, LLC

PET Scan at Union Imaging, LLC is an equal partnership between Union Imaging Associates and Medical Equipment Solutions. The Partnership was formed in 2003 to acquire a Positive Emission Tomography Unit or PET Scanner. The PET Scan center was licensed and opened in March 2004. Modern Medical is the managing partner.

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

Medical imaging industry and systems:

Modern Medical has focused on the advanced imaging technologies of MRI and CT Scan. Management believes that the use of these technologies has grown significantly in the U.S. during the last several years. This growth is attributable to physicians' beliefs that diseases can be detected in their early stage, in a non-invasive manner, through the use of MRI and CT Scan. Hospitals are facing competitive pressures to provide technology and related services despite strict budgetary limitations. Changes in third party reimbursement systems have resulted in declining profit margins for many hospitals, thus reducing capital available to hospitals and the traditional incentives to purchase or lease equipment and pass such costs through to third parties. By leasing equipment and purchasing services from third parties, hospitals are able to conserve their limited capital resources for other purposes and reduce the risks associated with technological obsolescence and under-utilization of equipment and services. As a result hospitals are increasingly utilizing companies that provide MRI and CT Scan equipment, such as Modern Medical, in order to decrease their equipment and personnel costs. Medical diagnostic imaging systems facilitate the diagnosis of disease and disorders at an early stage, often minimizing the amount and cost of care needed to stabilize or cure the patient and frequently obviating the need for invasive diagnostic procedures, such as exploratory surgery. Diagnostic imaging systems are based on the ability of energy waves to penetrate human tissue and generate images of the body, which can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional x-ray to the advanced technologies of MRI and CT Scan.

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

Equipment and supplies

Modern Medical obtains its medical equipment and ancillary supplies from various manufacturers, including, but not limited to, General Electric, Siemens, Philips, Konica and Kodak. Modern Medical is not dependent on any one supplier and believes that it has good relationships with its suppliers.

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

Either Modern Medical or its joint venture finances equipment, typically over a sixty-month period, with the lender or leasing company. In each case the equipment serves as security for the loans and in certain instances the lessor requires a corporate guarantee for a percentage of the amount being financed, which is based on the financial projections of the equipment purchased. Modern Medical leases the majority of its medical equipment.

Modern Medical's equipment and supplies are available from a variety of sources. The loss of any single supplier is not expected to have a material adverse effect on Modern Medical.

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

The Anti-Kickback Laws apply both to the provider making, as well as receiving, the referral. Violation of the Anti-Kickback Laws is a criminal felony punishable by fines of up to $25,000 and/or up to five years imprisonment for each count. Federal law also permits the Department of Health and Human Services, or HHS, to impose civil fines against violators of the Anti-Kickback Laws and to exclude them from participation in the Medicare and Medicaid programs. These civil sanctions can be levied under circumstances that do not involve the more rigorous requirements and standards of proof required in a criminal trial.

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

As of the date of this filing, Modern Medical has not experienced any material adverse effects of limited Medicare and Medicaid referrals and has not experienced any material adverse effect as a result of the "Codey Bill", the "Stark Bill", or any other governmental regulations applicable to our business.

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

Modern Medical believes that few of its competitors provide the same comprehensive range of services, from full service medical technology centers, to more limited mobile and fixed site arrangements. Modern Medical maintains close working relationships with two major equipment manufacturers (Siemens and General Electric). From time-to-time, representatives of these manufacturers introduce Modern Medical to various clients in an effort to arrange joint ventures between Modern Medical and physician groups, or hospitals, in an effort to sell their equipment to the joint venture.

Modern Medicals imaging centers compete for patients with other hospitals and radiology groups in their area. These centers and hospital customers compete on the basis of efficiency and service.

Insurance

Modern Medical carries general liability insurance with coverage of up to $1,000,000 per claim, and a commercial umbrella policy of $10,000,000. Modern Medical believes that such coverage is adequate. Additionally, Modern Medical maintains insurance for the replacement of all leased equipment at each of its facilities.

Employees

As of December 31, 2005 Modern Medical employed 53 persons on a full-time basis and 32 persons on a part time basis. The following table reflects the employees per facility:

                                        Total     Full Time      Part Time
Modern Medical                            5            4              1
Metairie, LA                              1            1              0
Union Imaging Assoc., Union, NJ          36           24             12
Union Imaging Center, Union, NJ          28           15             13
PET Scan at Union Imaging                 2            0              2
TSI Billing, Union, NJ                    7            5              2
Manalapan, NJ                             6            4              2
                                         --           --             --
Total                                    85           53             32
                                         ==           ==             ==


Equipment lease agreements:

Union Imaging Associates and Modern Medical Modalities Corporation entered into a line of credit with GE Healthcare Financial Services in the amount of $2,500,000. This line of credit has been fully utilized in acquiring new medical equipment. See schedule detailing use of this line and payment schedule below.

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

In June of 2001 Modern Medical consolidated all of its preexisting debt with DVI Financial Services, Inc. into one note with 48 equal monthly payments of $47,200. This resulted in a reduction of its monthly debt service of approximately $20,000 or $240,000 per year. This debt was settled for $300,000 and was paid in full on March 18, 2005.

Modern Medical entered into a lease with Commerce Commercial Leasing Corp for the purchase of the MRI unit in Manalapan, NJ. The amount financed is $265,000 for 5 years. Payments schedule listed in table below.

Union Imaging Associates as sub-lessee entered into a lease with Spur Imaging for a Siemens 1.5T Symphony MRI, located in Union, NJ. Spur Imaging is the leasee of the equipment from Siemens financial Services. The amount financed is $1,000,000 for 5 years with an option to purchase the MRI for $100. Payments schedule listed below in table below.

                       Operating                                 # Of     Recurring         Leased/Loan
                       /Financial       Start          End       Pymts     Payments           Amount
                       ----------       -----          ---       -----    ---------         -----------
GE-CT                  Operating       12/31/03      02/28/04      3      $     0.00
                                       03/31/04      05/31/04      3      $ 5,879.59
                                       06/30/04      03/31/09      57     $19,782.52       $1,155,000.00
GE-Dell Hardware       Financing       01/14/04      12/14/08      60     $ 1,184.38       $   58,867.71
GE-Medrad Injector     Operating       05/11/04      04/11/09      60     $ 1,987.12       $   99,167.81
GE-Ultrasound &        Operating       04/17/04      07/17/04      3      $     0.00
    Bone Density                       08/17/04      07/17/09      60     $ 6,041.08       $  295,500.00
GE-Ultrasound          Operating       04/17/04      07/17/04      3      $     0.00
                                       08/17/04      07/17/09      60     $ 1,622.98       $   79,500.00
GE-Digital Mammo       Operating       12/17/04      02/17/05      3      $     0.00
                                       03/03/05      11/17/09      60     $ 8,320.46       $  398,500.00
GE-iCAD SL GE V5.1     Financing       12/15/05      11/15/09      48     $ 1,067.93       $   42,503.90
GE-iCAD SL 200         Financing       12/15/05      11/15/09      48     $   922.13       $   36,729.00
Toyota                 Financing       03/01/03      02/01/08      60     $   343.04       $   18,000.00
Mas90                  Financing       11/01/04      10/01/07      36     $   430.36       $   20,000.00
Docuteam               Operating       04/16/03      05/16/08      60     $ 1,041.45       $   50,000.00
STI-Software           Financing       11/01/03      01/01/09      60     $   824.68       $   38,648.00
Neurostar              Financing       02/01/04      01/01/09      60     $ 2,000.00       $  120,000.00
Dell                   Financing       04/01/03      05/01/09      60     $   474.76       $   14,299.00
Toshiba                Financing       02/18/03      03/18/08      60     $   417.63       $   18,561.50
Citicorp               Financing       04/15/05      05/01/07      25     $ 1,000.00       $   25,000.00
Commerce Bank-                                                     3      $     0.00
      MRI              Financing       04/04/05      03/04/10      57     $ 5,116.45       $  265,000.00
MES-Siemens MRI        Operating       10/01/03      09/01/06      36     $ 5,000.00       $  115,000.00
Dell                   Financing       03/01/04      02/01/08      48     $   188.10       $    5,721.92
Marcap-PET Scan        Financing       02/07/04      02/07/09      60     $11,449.40       $  530,000.00
Key Bank-HP Printer    Financing       04/08/04      03/08/07      36     $   121.38       $    3,054.92
Siemens/Spur MRI       Financing       04/01/06      07/01/11      63     $22,684.00       $1,050,000.00

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

In February 2001 Modern Medical and Union Imaging Associates, JV entered into a five (5) year lease agreement for approximately 960 square feet on 418 Chestnut St. in Union, NJ for approximately $1,760 per month. Effective September 1, 2004, Union Imaging Associates, JV and Modern Medical took an additional 600 square feet for an additional $1,000 per month and extended the lease to February 1, 2007 and obtained an option to to renew for an additional 3 years upon 180 days prior written notice of the Company's intent to exercise its option.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock:
-----------
Fiscal 2005                High             Low
First Qtr                 $0.16            $0.10
Second Qtr                 0.51             0.06
Third Qtr                  0.51             0.15
Fourth Qtr                 0.22             0.06
Fiscal 2004
First Qtr                 $0.25            $0.10
Second Qtr                 0.25             0.10
Third Qtr                  0.14             0.02
Fourth Qtr                 0.19             0.05

On March 22, 2006, there were approximately 58 holders of record of Modern Medical's 14,506,471 outstanding shares of Common Stock.

On March 13, 2006, the last sale price of the Common Stock as reported on the Pink Sheets was $0.11.

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

Management's Discussion and Analysis.

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

As of December 31, 2005, the Company own, operate, and manage five diagnostic imaging centers located in New Jersey and Louisiana. The Company currently operates and manages one center in Manalapan, New Jersey, three centers in Union, New Jersey, and one center in Metairie, Louisiana. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities.

On a consolidated basis, the Company derives approximately 97% of its revenues from multiple diagnostic imaging modalities and procedures that allow it to leverage the variety of imaging systems in each center, or in the shared network of centers, in order to potentially increase its operating income once fixed costs are more rapidly covered with higher volumes of procedures performed. The balance of the Company's revenues come primarily from billing services provided to third parties.

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

Results of Operations:

For the year ended December 31, 2005 compared to the year ended December 31, 2004:

Net Revenues from Services:

Net revenue from services has increased approximately $529,000 to approximately $7,778,000 for the year ended December 31, 2005 from approximately $7,249,000 for the same period in 2004. This increase resulted from additional revenues of approximately $510,000 at the Union Imaging Center, $145,000 at the PET Scan facility, $120,000 at the Union Imaging Associates center and $120,000 at MMM Imaging at Atrium, all NJ locations. These increases resulted from increased marketing efforts in all these locations, approximately $115,000 of the combined Union Imaging Center and MMM Imaging at Atrium resulted from these two Centers being included for the full year in 2005. These increases in revenues were offset by the closing of the MRI center at Passaic Beth Israel Hospital at the end of 2004, approximately $236,000 and approximately $130,000 resulting from the closing of the Metairie, LA location due to Hurricane Katrina.

Cost of services provided:

For the year ended December 31, 2005, cost of services provided totaled approximately $5,530,000 as compared to approximately $5,495,000 for the same period in 2004, resulting in an increase of approximately $35,000. This increase relates the full year of services and higher volumes at Union Imaging Center, MMM Imaging at Atrium and PET Scan at Union Imaging, approximately $305,000, $230,000 and $40,000, respectively. These costs are affected by changes in volume and service mix, medical supplies, pay roll, and facility costs. These increases were off-set by the closing of the MRI center at Passaic Beth Israel Hospital at the end of 2004, approximately $345,000 and approximately $200,000 at Union Imaging Associates resulting from reduced utilization of film due to the introduction of digital technology, newer more efficient MRI and CT equipment, increased volume and service mix.

Selling, General and Administrative (SG&A) Expenses:

For the year ended December 31, 2005, selling, general and administrative expenses totaled approximately $1,044,000 as compared to $ 1,003,000 for the same period in 2004, resulting in an increase of approximately $41,000. Relative to revenues SG&A actually went down resulting from expenses being distributed to increased revenues. The absolute increase related to variable costs that were increased due to full year accounting for Union Imaging Center and MMM Imaging at Atrium. Selling, General and Administrative Expenses related to revenues declined marginally to 13.42% of Revenues.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA):

For the year ended December 31, 2005, Earnings Before Interest, Taxes, Depreciation, and Amortization totaled approximately $1,108,000 as compared to $661,000 for the same period in 2004, resulting in an increase of approximately $347,000. Relative to revenues EBITDA actually increased approximately 5% reflecting improvements in operational efficiencies and reductions in expenses.

Liquidity and Capital Resources:

Modern Medical has a working capital deficiency of $1,046,097 at December 31, 2005 as compared to a working capital deficiency of $758,956 at December 31, 2004, resulting in an additional working capital deficiency of $287,141 due to an addition of short term debt that was used to pay off some long-term debt, namely, the DVI and Citicorp debt. We also have some short-term debt from the construction costs related to the install of the new MRI in the Union Imaging Associates facility.

Debt:

Effective December 9, 2003, the Company entered into a 36 month note with Ronnie Antebi in the amount of $260,000. This note bears an interest rate of 12% per annum and is payable in 36 equal installments of $8,635.72, commencing January 9, 2004 and the final payment being December 9, 2006. The proceeds of this note were used to retire the Bridge View Bank line of credit; the balance was used for working capital purposes.

On March 18, 2005, Modern Medical entered into an unsecured loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable over 12 months in $8,333 monthly payments, with a lump sum due on the 13th month in the amount of $221,826.71 and bears an interest rate of 8% per annum. In March 2006, this note was extended 30 month and is payable in 29 installments of $8,333 and one installment of $1,438.49 and bears 8% interest rate. This loan funded the settlement of the DVI/US Bank loan settlement.

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

Effective October 1, 2005 Union Imaging Associates entered into a 63 month financing lease with Siemens Medical Systems/Spur Imaging to acquire a Siemens 1.5T Symphony MRI unit. The amount financed is $1,050,000, payable at $22,684.00 per month commencing April 2006. Union Imaging Associates has the option to purchase the unit for $100 at the end of the lease.

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

In June 2002, Jacov Hayut purchased each of the notes and on July 29, 2002, Mr. Hayut converted $43,500 principal amount of the Notes into shares of the Company's common stock. At December 31, 2005 there is a $336,000 principal balance outstanding. The Company retired $157,000 since July 29, 2002, by purchasing at face value.

Between June 2002 and July 2004 the company has issued an aggregate of $930,000 in principal amount of convertible secured promissory notes. The promissory notes consist of $430,000 at 9.25% and $500,000 at 9.25%, and have provisions for conversion to shares of stock based on rates as detailed in the table below:

-----------------------------------------------------------------------------------------
Issued to:            Issue Date           Expiration          Principal       Conversion
                                             Date               Amount $          Price
                                                                                Per Share
-----------------------------------------------------------------------------------------
Jacov Hayut           June 2002            June 2007            140,000             0.179
-----------------------------------------------------------------------------------------
Motti Sharon          June 2002            June 2007            100,000             0.179
-----------------------------------------------------------------------------------------
Motti Sharon          June 2003            June 2008            45,000              0.179
-----------------------------------------------------------------------------------------
Motti Sharon          June 2002            June 2007            80,000              0.179
-----------------------------------------------------------------------------------------
Yossef and Irit       July 2002            June 2007            65,000              0.179
Azoulai
-----------------------------------------------------------------------------------------
M E S                 August 2002          June 2007            100,000             0.143
-----------------------------------------------------------------------------------------
M E S                 February 2003        February 2008        150,000             0.143
-----------------------------------------------------------------------------------------
M E S                 March 2003           March 2008           50,000              0.143
-----------------------------------------------------------------------------------------
M E S                 May 2003             May 2008             50,000              0.143
-----------------------------------------------------------------------------------------
M E S                 August 2003          August 2008          100,000             0.143
-----------------------------------------------------------------------------------------
M E S                 February 2004        June 2009            25,000              0.143
-----------------------------------------------------------------------------------------
M E S                 July 2004            June 2009            25,000              0.143
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

Going Concern

Modern Medical's December 31, 2005 and 2004 financial statements have been presented on a basis that it is a going concern. Although the Company has experienced financial gains for fiscal years ended December 31, 2005 and 2004 and has made improvements since last recording losses, the audit reports have an explanatory paragraph stating that Modern Medicals continued existence is in doubt.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act

The officers and directors of the Company, and further information concerning them, are as follows:

Name Age Position

Baruh Hayut 43 Chairman of the Board of Directors and CEO

Jacov Hayut 38 President, Secretary and Director

Minesh Patel 34 Chief Operating Officer, Chief Financial Officer and Director

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

Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 2005, the Company believes all reports, required to be filed, by Section 16(a) were filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 2005 (referred to as "2005" in this table), the year ended December 31, 2004 (referred to as "2004" in this table), and for the year ended December 31, 2003 (referred to as "2003" in this table), paid to the Company's Chief Executive Officer.

Summary Compensation Table

Name and Principal, All Other Position
Year     Salary Compensation
----     -------------------
Baruh Hayut Chairman, CEO
2003         $  22,531
2004         $ 158,772
2005         $ 184,600

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 13, 2006 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of Modern Medical, each officer and director of Modern Medical and all officers and directors as a group. The table does not include securities exercisable into common stock that have not yet vested or are not exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each such person or entity is 439 Chestnut Street, 2nd Floor, Union, New Jersey 07083. Name and Address Number of Shares Percentage of Beneficial Owner Beneficially Owned (1) Common Stock

Jacov Hayut       9,004,008        62.1%
Barry Hayut       -0-               0.0%
Minesh Patel      -0-               0.0%
Ronnie Antebi     2,250,000        15.5%

All officers and directors 9,004,008 62.1% as a group (3 persons)

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

Medical Equipment Solutions LLC., which consists of Ronnie Antebi, Yossef Azoulai, and Shimon Elmalem has a management agreement with the company and also are investors in the company either individually or collectively. MES provides services in selecting, providing, and installing medical equipment. For these services, they are compensated 5% of Union Imaging Centers' collections and 6.5% for the Manalapan site collections. Ronnie Antebi has provided term financing for various loan restructurings.

Item 13. Exhibits, List and Reports on Form 8-K. Reviewed

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


Item 14. Principal Accountant Fees and Services.

         The following table sets forth fees billed to us by our independent registered public accounting firm, Liebman Goldberg & Drogin, LLP, during the fiscal years ended December 31, 2005, and December 31, 2004, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered. The Company's board of directors has elected Minesh Patel as a audit committee member, which is to approve the audit services provided by Liebman Goldberg & Drogin, LLP and the fees incurred in connection therewith.

                                December 31, 2005          December 31, 2004
                                -----------------          -----------------
         Audit Fees                  $36,000                   $30,000
         Audit Related Fees          $17,250                   $11,250
         Tax Fees                    $24,886                   $ 8,000
         All Other Fees              $     0                   $     0

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Modern Medical Modalities Corporation

Date:  March 30, 2006                       By: /s/ Baruh Hayut
                                                --------------------------------
                                                Name:  Baruh Hayut
                                                Title: Chief Executive Officer

         Pursuant to and in accordance with the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------
Name                        Title                                 Date
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

/s/ Baruh Hayut             Chairman and Chief Executive          March 30, 2006
-------------------         Officer
Baruh Hayut
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
/s/ Jacov Hayut             President, Secretary and Director     March 30, 2006
-------------------
Jacov Hayut
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
/s/ Minesh Patel            Chief Financial Officer, Chief        March 30, 2006
-------------------         Operating Officer and Director
Minesh Patel
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

Board of Directors
Modern Medical Modalities Corporation and Subsidiaries
Union, New Jersey

We have audited the accompanying consolidated balance sheet of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2005, and the related consolidated statements of income and operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2005, and the consolidated results of income and operations and their cash flows for each of the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

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

/s/ LIEBMAN GOLDBERG & DROGIN, LLP

Garden City, New York
March 24, 2006

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2005


                                     ASSETS


Current assets:

        Cash and cash equivalents                                               $    11,472
        Accounts receivable (less contractual allowances of
        $3,191,503)                                                               1,768,566
        Notes receivable - current portion                                           12,905
        Other current assets                                                          7,245
                                                                                -----------

                                   Total current assets                           1,800,189
                                                                                -----------

Property and equipment, net of accumulated depreciation of $2,335,211             2,277,930
                                                                                -----------

Other assets:
        Note receivable,net of current portion                                       15,884
        Deposits                                                                     65,866
                                                                                -----------

                                    Total other assets                               81,750
                                                                                -----------

                                       TOTAL ASSETS                             $ 4,159,868
                                                                                ===========


                 See notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005


               LIABILITIES AND STOCKHOLDERS' (DEFICIT)


Current liabilities:
        Accounts payable                                                        $   860,069
        Accrued expenses                                                            854,204
        Current portion long term debt                                            1,132,013
                                                                                -----------

                                 Total current liabilities                        2,846,286
                                                                                -----------

Other liabilities:
        Long term debt, net of current portion                                    2,128,326
        Convertible debt                                                          1,266,459
                                                                                -----------

                                  Total other liabilities                         3,394,785
                                                                                -----------

                                     Total liabilities                            6,241,070
                                                                                -----------

Minority interest                                                                   281,021
                                                                                -----------

Commitments and contingencies

Stockholders' deficit:
        Common stock, $0.0002 par value, Authorized - 100,000,000 shares
             Issued and outstanding - 14,706,471 shares                               2,942
        Additional paid-in capital                                                4,515,715
        Accumulated (deficit)                                                    (8,880,881)
                                                                                -----------

                               Total stockholders' (deficit)                     (2,362,224)
                                                                                -----------

                   TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                $ 4,159,868
                                                                                ===========


                See notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS


                                                                               For the Years Ended December 31,
                                                                               --------------------------------
                                                                                   2005                2004
                                                                               ------------        ------------
Operating income:
     Net revenues from services                                                $  7,778,418        $  7,249,220
     Cost of services provided                                                    5,530,222           5,494,813
                                                                               ------------        ------------

Total operating income                                                            2,248,196           1,754,407
                                                                               ------------        ------------

Operating Expenses:
     Selling, general and administrative                                          1,043,848           1,002,879
     Depreciation and amortization                                                  626,008           1,190,191
                                                                               ------------        ------------

Total operating expenses                                                          1,669,856           2,193,064
                                                                               ------------        ------------

Income(loss) from operations                                                        578,340            (438,657)
                                                                               ------------        ------------

Other income (expenses):
     Interest income                                                                      0              12,267
     Interest expense                                                              (218,124)           (187,048)
     Miscellaneous income                                                            12,370              46,284
     Loss from abandonment of site                                                     --              (138,048)
     Loss on disposal of equipment                                                     --                (5,286)
                                                                               ------------        ------------

Total other (expense)                                                              (205,754)           (272,712)
                                                                               ------------        ------------

Income(loss) before income taxes, minority interests and extraordinary item         372,586            (711,369)

Provision/benefit) for income taxes                                                 (68,476)               --
                                                                               ------------        ------------

Income(loss) before minority interests and extraordinary item                       304,110            (711,369)

Minority interests                                                                 (108,661)             (4,836)
                                                                               ------------        ------------

Income(loss) before extraordinary item                                              195,449            (716,205)

Extraordinary item (less applicable income taxes of $0)                                --               910,469
                                                                               ------------        ------------

Net income                                                                     $    195,449        $    194,264
                                                                               ============        ============

Income per share, basic and diluted                                            $       0.01        $      (0.01)
                                                                               ============        ============

Number of weighted average shares outstanding                                    14,706,471          14,706,471
                                                                               ============        ============


                See notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                               Additional      Retained
                                  Number of       Common         Paid-In       Earnings
                                   Shares          Stock         Capital       (Deficit)         Total
                                 -----------    -----------    -----------    -----------     -----------
Balance at December 31, 2003      14,706,471          2,942    $ 4,515,715    $(7,270,594)    $(2,751,937)

Net income for the year ended
     December 31, 2004                  --             --             --          194,264         194,264
                                 -----------    -----------    -----------    -----------     -----------

Balance at December 31, 2004      14,706,471          2,942    $ 4,515,715    $(7,076,330)    $(2,557,673)
                                 ===========    ===========    ===========    ===========     ===========

Net income for the year ended
     December 31, 2005                  --             --             --          195,449         195,449
                                 -----------    -----------    -----------    -----------     -----------

Balance at December 31, 2005      14,706,471          2,942    $ 4,515,715    $(6,880,881)    $(2,362,224)
                                 ===========    ===========    ===========    ===========     ===========


                See notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        For the years Ended December 31,
                                                                                        --------------------------------
                                                                                           2005                 2004
                                                                                        -----------          -----------
Cash flows from operating activities
        Net income                                                                      $   195,449          $   194,264
                                                                                        -----------          -----------
        Adjustments to reconcile net loss to net cash provided by operating activities:
               Depreciation and amortization                                                626,008            1,190,191
               Contractual allowances                                                      (646,611)           1,875,579
               Minority interest                                                               --                  4,836
               Loss from abandonment of site                                                   --                138,929
               Loss on disposal of equipment                                                   --                  5,286

Increase (decrease) in cash attributable to changes in operating assets and liabilities:
               Accounts receivable                                                          459,313           (1,972,859)
               Notes receivable - current portion                                            19,096               42,547
               Other current assets                                                          28,076               23,606
               Deposits and other assets                                                    (23,310)              18,648
               Accounts payable                                                             392,726              169,802
               Accrued expenses                                                               3,988             (392,792)
                                                                                        -----------          -----------
        Total adjustments                                                                   859,586            1,147,814
                                                                                        -----------          -----------
Net cash provided by operating activities                                                 1,055,035            1,342,078
                                                                                        -----------          -----------
Cash flows from investing activities:
               Net (decrease) increase in provision for site closings & other assets           --                   --
               Fixed asset acquisitions                                                  (1,695,110)             563,205
               Fixed asset dispositions                                                       9,008              109,666
               Decrease in provision for site closing                                      (100,000)                --
Increase in minority interest                                                                48,238             (220,163)
                                                                                        -----------          -----------
Net cash (used)provided by investing activities                                          (1,737,864)             452,708
                                                                                        -----------          -----------
Cash flows from financing activities:
               Extinguishment of debt                                                          --               (910,469)
               Decrease in notes receivable - affiliates                                       --                (23,116)
               Increase in shareholder loans                                                   --                 70,899)
               Due to Affiliates                                                               --               (200,000)
               Line of credit (payments)                                                       --                (70,899)
               Net increase long term debt                                                2,375,110                 --
               Net (reduction) long term debt                                            (1,687,047)            (752,223)
                                                                                        -----------          -----------
Net cash provided(used) by financing activities                                             688,062           (1,885,808)
                                                                                        -----------          -----------
Net increase(decrease) in cash and cash equivalents                                           5,233              (91,022)
Cash and equivalents, beginning of year                                                       6,239               97,261
                                                                                        -----------          -----------
Cash and equivalents, end of year                                                       $    11,472          $     6,239
                                                                                        ===========          ===========

Supplemental cash flow information
        Interest paid                                                                   $   179,408          $   210,712
                                                                                        ===========          ===========
        Income taxes paid                                                               $      --            $      --
                                                                                        ===========          ===========
        Convertible shares issued                                                       $      --            $      --
                                                                                        ===========          ===========

                See notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

Basis of Presentation:

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Modern Medical Imaging at Atrium, LLC, Modern Medical Imaging Centers, LLC, Union Imaging Center, LLC, Medical Marketing and Management, Inc., Somerset Imaging Corporation, Amherst Medical Equipment Leasing Corp., MRI Imaging Center at PBI Corporation, Metairie Medical Equipment Leasing Corp., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corp., its subsidiaries PET Scan at Union Imaging, LLC, Union Imaging Associates, Inc. and TSI Billing Services, Inc., owned 50%, 77.8% and 50%, respectively and its joint ventures, Plainfield MRI Associates, JV and Union Imaging Associates, JV, owned 84% and 80% respectively. By contract the Company manages these joint ventures, is the managing joint venturer and has unilateral control. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Net revenues from services are reported, when earned, at their net realizable amounts from third party payers, patients, and others for services rendered at contractually established billing rates, which generally are at a discount from gross billing rates. Known and estimated differences between contractually established billing rates and gross billing rates ("contractual allowances") are recognized in the determination of net revenues from services at the time services are rendered. Subject to the foregoing and various State and Federal regulations, imaging centers operated or managed by the Company recognize revenue under one of the following two types of agreements with Interpreting Physician(s):

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

Advertising and Promotion Costs:

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the two years ended December 31, 2005 and 2004, such costs aggregated $280,083 and $527,748, respectively.

Retirement Plan:

The Company maintains a qualified 401-(k) wage deferral plan. Employees may defer a portion of their salary. The Company did not contribute to the plan During 2005 and 2004, however, for 2005 the Company agreed to match 50% of employee contributions up to 6% of the employees compensation. For 2005 the Company portion of the matching program was $34,300, this amount was accrued for in 2005 and paid in 2006.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

Business Combinations:

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

Impairment or Disposal of Long-Lived Assets:

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The statement supersedes SFAS No. 121 and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Statement retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of impairment, but accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The impact of adoption of SFAS No. 142 will not be material.

Consolidation of Variable Interest Entities:

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." In December 2003, the FASB issued FIN No. 46R, which clarified certain issues identified in FIN 46/Fin 46R requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first-interim or annual period beginning after March 1, 2004. The Company does not have any interest in variable interest entities and therefore the adoption of this standard will not have an impact on the Company's financial position and results of operation.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

Derivative Instruments and Hedging Activities:

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

Instruments with Characteristics of Both Liabilities and Equity:

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

NOTE 2 - GOING CONCERN UNCERTAINTY.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $1,046,097 as of December 31, 2005, and prior to 2004 had sustained significant losses from operations, which raised substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has continued its implementation of a restructuring plan for its subsidiaries and believes this plan will continue to make the Company profitable in future periods. The plan includes increasing marketing personnel to increase patient service revenue, as well as a reduction of administrative personnel. Duties of those employees whose jobs were eliminated were reassigned to existing employees. Management believes that the steps it is taking will allow the Company to continue in existence.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS.

Commencing March 20, 2003 through April 11,2004, the Company acquired an additional 70% interest in Union Imaging Associates, JV. This additional 70% brought the Company's ownership of Union Imaging Associates, JV to 80%. It was acquired For varying prices totaling $1,525,000, payable in monthly installments over approximately 36 months. The current combined monthly installments are $33,000 at December 31, 2005, these payments will average approximately $29,000 in 2006 and $8,000 in 2007.

Effective October 1, 2003, the Company acquired 50% of the outstanding shares of TSI Billing Services, Inc. for two hundred thousand restricted shares of Modern Medical Modalities Corporation. As part of this transaction the seller had the right starting November 1, 2004 to put the Company's shares to the Company. The Company has agreed that if the average selling price of its shares is less than $0.50 per share for the month of October 2004, that for the 45 day period starting November 1, 2004 it will reacquire the shares for $0.50 per share. No shares were put to the Company during that period.

Effective February 1, 2004, the Company, through a wholly owned subsidiary, Union Imaging Center, LLC entered into a lease & management agreement to operate and manage a radiology practice at 441 Chestnut Street, Union, NJ. This Center does approximately $2,207,000 in revenues per year. It is adjacent to the Union Imaging Associates center; the combined radiology practices offer a full range of imaging services.

On April 1, 2004 the Company obtained a facility license and opened its first PET Scan Unit on Chestnut Street in Union near its Union Imaging Associates center. It is a partnership between Union Imaging Associates and Medical Equipment Solutions. The Partnership was formed in 2003 to acquire a Positive Emission Tomography Unit or PET Scanner. Modern Medical is the managing partner and owns 50% of this center. This addition completes our ability to be a full service diagnostic out-patient imaging center in Union.

Effective April 1, 2004 the Company took over a full service imaging center in Manalapan, NJ. The center contains a new Open MRI unit, Ultrasound, X-ray, Mammography and bone density units. The company completed the facility licensing process with the state of New Jersey in December 2004.

NOTE 4 - PROPERTY AND EQUIPMENT.

Property and equipment are summarized by major classification as follows:

                                                                  December 31,
                                                  Useful lives        2005
                                                  ------------    ------------
       Medical Equipment                          5 - 10 years     $3,566,575
       Furniture and Fixtures                      3 - 5 years         52,896
       Automobiles                                     5 years         19,865
       Computer equipment and software             3 - 5 years        238,122
       Leasehold improvements                     5 - 10 years        735,683
                                                                   ----------

                                                                    4,613,141
       Less: Accumulated Depreciation
           and Amortization                                         2,335,211
                                                                    ---------
                                                                   $2,277,930
                                                                   ==========
       Depreciation expense for the year ended December 31, 2005   $  626,008
                                                                   ==========

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 5 - CONVERTIBLE DEBT

In October 1999, the Company issued an aggregate of $500,000 principal amount of it's 10% convertible notes to two investors which were due on October 18, 2000. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. At December 31, 2005, the total principal and interest outstanding was $336,458.

In June 2002, Jacov Hayut purchased each of the notes and intends to convert each Note into shares of the Company's common stock. On July 29, 2002, Mr. Hayut formally notified the Company that he intends to convert $43,500 principal amount of the Notes into shares of the Company's common stock. Pursuant to the terms of the conversion of the Note, Mr. Hayut is required to give the company seventy-five (75) days prior written notice of his intention to convert the Note into more than 9.9% of the Company's outstanding shares of common stock. Therefore, 250,000 shares of common stock were issued immediately and the remaining 11,750,000 shares were issued approximately 75 days later on October 15, 2002. Based on conversion price of $.003625, $43,500 principal amount of the Notes converts into 12,000,000 shares of common stock. Mr. Hayut is required to transfer 2% of such shares received upon conversion to the previous Noteholder. After the issuance of the 11,750,000 shares of common stock, Mr. Hayut owns approximately 61.3% of the Company's issued and outstanding common stock.

Between June 2002 and July 2004 the company has issued an aggregate of $930,000 principal amount of 9.25% convertible secured promissory notes. At December 31, 2005 $923,000 of these remains outstanding with conversion rates per the table below:

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
------------------------- ----------------------- ----------------------- ----------------------- -----------------------

----------
(1) = Medical Equipment Solutions LLC.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 6 - EMPLOYEE STOCK OPTIONS.

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

NOTE 7 - LONG-TERM DEBT.

Long-term debt consists of the following:

                                                         December 31, 2005
                                                         -----------------
       Notes payable                                          1,336,051
       Capitalized lease obligations                          1,924,288

       Less current portion                                  (1,132,013)
                                                             ----------

       Long-term debt, net of current portion                $2,128,326
                                                             ==========

Notes Payable:

During December 2002, the Company negotiated a 36 month note payable with Ronnie Antebi, a related third party. This note was utilized to pay the Bridge View Bank line of credit in full and provide working capital. The note carried an annual interest rate of 12% and was payable in 36 equal installments of $8,635.72, commencing on January 9, 2003 and the final payment December 9, 2006.

On March 18, 2005 Modern Medical entered into an unsecured loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable in 12 monthly payments of $8,333 with a lump sum due on the 13th month in the amount of $221,826.71 and bears an interest rate of 8% per annum. In March 2006, this note was extended 30 month and is payable in 29 installments of $8,333 and one installment of $1,438.49 and bears 8% interest rate. This loan funded the settlement of the DVI/US Bank loan settlement.

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

Commencing March 20, 2003 through April 11,2004, the Company acquired an additional 70% interest in Union Imaging Associates, JV. This additional 70% brought the Company's ownership of Union Imaging Associates, JV to 80%. It was acquired For varying prices totaling $1,525,000, payable in monthly installments over approximately 36 months. The current combined monthly installments are $33,000 at December 31, 2005, these monthly payments will average approximately $29,000 in 2006 and $8,000 in 2007.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 7 - LONG-TERM DEBT (continued).

Capitalized Lease Obligations:

The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. Accumulated depreciation of assets under capital lease at December 31, 2005 aggregated $443,605. The interest rates on these capital leases vary between 4.0% and 15.0% per annum. Monthly payments for these leases is approximately $93,000 for interest and principal.

The future principal payments for long-term debt are as follows:

                                              December 31, 2005
                                              -----------------
                     2006                        $1,132,013
                     2007                           681,586
                     2008                           553,208
                     2009                           390,082
                     2010 & Beyond                  503,450
                                                 ----------
                                                 $2,128,326
                                                 ==========

NOTE 8 - RESTRUCTURING OF LONG-TERM DEBT

Effective December 9, 2002, the Company entered into a 36 month note with Ronnie Antebi in the amount of $260,000. This note bears an interest rate of 12% per annum and is payable in 36 equal installments of $8,635.72, commencing January 9, 2003 and the final payment December 9, 2006. The proceeds of this note were used to retire a bank line of credit, the balance was used for working capital purposes.

In April 2005 the Company completed buyout of the balance of CitiCorp lease for a lump sum payment of $175,000 made on April 15, 2005 plus 25 equal monthly installments of $1,000. As a result of this negotiated settlement the Company recorded a gain of $211,171 on the settlement of this debt as of December 31, 2004.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 9 - STOCKHOLDERS' EQUITY


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

At the October 2003, stockholders meeting, Amendment II to the Articles of Incorporation was approved allowing 1,000,000 shares of "blank check" preferred stock is provided for. See footnote 17.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 10 - INCOME TAXES

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

The Company has recorded an income tax provision (credit) at December 31, 2005 and 2004 of $68,476, and $-0-, respectively. The Company has a net operating loss carry-forward for federal income tax purposes of approximately $9,604,000, available to offset income taxes through 2016 - 2023.

The components of the Company's provision (benefit) for income taxes, for the fiscal years ended 2005 and 2004 are as follows:

            Current:
                Federal                                    $  --         $  --
                State and local                             68,476          --
            Deferred:
                Federal                                       --            --
                State and local                               --            --
                                                           -------       -------

            Net income (loss)                              $68,476       $  --
                                                           =======       =======

A reconciliation of income tax computed at the statutory rate to income tax expense (benefit) is as follows:

                                                            2005          2004
                                                           -------       -------

                U.S. Federal statutory rate                $  --         $  --
                State taxes                                   --            --
                                                           -------       -------

                    Effective tax rate                     $  --         $  --
                                                           =======       =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

                                                        2005            2004
                                                    -----------     -----------
            Deferred tax assets:
                Net operating loss carryforward     $ 3,644,000     $ 3,724,000

                Less valuation allowance             (3,644,000)     (3,724,000)
                                                    -----------     -----------
                    Net deferred tax asset          $      --       $      --
                                                    ===========     ===========

Based on the Company's continued historical losses and going concern uncertainties, the net deferred tax assets are fully off-set by valuation allowances.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 10 - INCOME TAXES, continued.

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

NOTE 11 Equity Compensation Plan Information

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

NOTE 12 - RELATED PARTY TRANSACTIONS.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

In June 2003, the Company issued an aggregate of $225,000 principal amount of its 9.25% convertible secured promissory notes to Motti Sharon which is due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. Motti Sharon was a Director of the Company at the time the notes were issued.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

In February 2001 Modern Medical and Union Imaging Associates, JV entered into a five (5) year lease agreement for approximately 960 square feet on 418 Chestnut St. in Union, NJ for approximately $1,760 per month. . Effective September 1, 2004, Union Imaging Associates, JV and Modern Medical took an additional 600 square feet for an additional $1,000 per month and extended the lease to February 1, 2007 and obtained an option to to renew for an additional 3 years upon 180 days prior written notice of the Company's intent to exercise its option.

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

NOTE 16 - LITIGATION.

Modern Medical Modalities Corporation has been served with a lawsuit in May 2004 in the District Court of Clark County, Nevada alleging a breach of contract with a marketing partner seeking in excess of $40,000 in damages. Modern Medical intends to vigorously defend itself in this suit. The company filed for a motion to dismiss, which was granted onJuly 2004. The plaintiff was given an opportunity to amend its complaint if it desired.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 16 - LITIGATION (continued).

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

Other than the legal proceeding described above, Modern Medical is not a party to any material legal proceedings

NOTE 17 - SUBSEQUENT EVENT

During the 4th Quarter of 2005 the Company settled outstanding fees for architectural services in the amount of $10,000 with Nick Tasatsaris by agreeing to issue him 50,000 shares of the company's common stock. These shares are being issued effective January 1, 2006.

Motti Sharon and the Company have agreed, within certain terms and conditions, to exchange $57,280 of his convertible debt into the Company's stock currently set at $0.179 per share of common stock. The terms and conditions include the continued equivalent payment of the current 9.25% interest rate. The Company plans to issue preferred stock with the necessary provisions to satisfy the terms and conditions of the conversion.

In February 2006 MMM entered into an unsecured note with Jacov Hayut in the amount of $150,000. The loan is for 12 months with interest at 15%, monthly payments are interest only with lump sum payment of $150,000 February 2007.