Form 10QSB/A
period 2006-03-31
MODERN MEDICAL MODALITIES CORP
filed 2006-05-15
CIK 902635

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

                For the quarterly period ended March 31, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { } No {X}

The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on March 31, 2006 was 14,826,471 shares.

Indicate by check mark whether registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                     Yes |   |  No |X|


Transitional Small Business Disclosure Format (check one):
Yes  No   {X}

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                                 March 31, 2006
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.    Financial Statements.....................................      3 - 9
Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operation......................     9 - 12
Item 3.    Controls and Procedures..................................         13

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings........................................         14
Item 6.    Exhibits ................................................         14
Signature Page......................................................    15 - 20

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   March 31,    December 31,
                                                                     2006         2005
                                                                  ----------    ----------
                                     ASSETS

Current assets:
        Cash and cash equivalents                                 $   24,332    $   11,472
        Accounts receivable (less contractual allowances
        of $4,077,831 and $3,191,503, respectively)                1,793,787     1,768,566
        Notes receivable - current portion                            12,905        12,905
        Other current assets                                           6,776         7,245
                                                                  ----------    ----------

                                    Total current assets           1,837,801     1,800,189
                                                                  ----------    ----------
Property and equipment, net of accumulated
depreciation of $2,396,218 and $2,335,211 respectively             2,263,018     2,277,930
                                                                  ----------    ----------
Other assets:
Note receivable, net of current portion                               15,884        15,884
Deposits                                                              65,199        65,866
                                                                  ----------    ----------

Total other assets                                                    81,083        81,750
                                                                  ----------    ----------

TOTAL ASSETS                                                      $4,181,901    $4,159,868
                                                                  ==========    ==========


                     See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                       March 31,        December 31,
                                                                         2006              2005
                                                                      -----------       -----------
           LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable                                                      $ 1,083,315       $   860,069
Accrued expenses                                                          798,905           854,204
Current portion long term debt                                            920,569         1,132,013
Current portion loans payable shareholders                                150,000                --
                                                                      -----------       -----------
                         Total current liabilities                      2,952,789         2,846,286
                                                                      -----------       -----------




Other liabilities:
Long term debt, net of current portion                                  2,014,525         2,128,326
Convertible debt                                                        1,174,648         1,266,459
Loans payable shareholders, net of current portion                        240,101           240,101
                                                                      -----------       -----------

                         Total other liabilities                        3,429,274         3,394,785
                                                                      -----------       -----------

                            Total liabilities                           6,382,063         6,241,070
                                                                      -----------       -----------

Minority interest                                                         318,317           281,021
                                                                      -----------       -----------

Commitments and contingencies

Stockholders' deficit:
        Common stock, $0.0002 par value,
         Authorized - 100,000,000 shares
         Issued and outstanding - 14,826,471 shares                         2,966             2,942
        Additional paid-in capital                                      4,558,539         4,515,715
        Accumulated (deficit)                                          (7,079,984)       (8,880,881)
                                                                      -----------       -----------

                         Total stockholders' (deficit)                 (2,518,479)       (2,362,224)
                                                                      -----------       -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                $ 4,181,901       $ 4,159,868
                                                                      ===========       ===========


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                    For the three months ended
                                                             March 31,
                                                    ---------------------------
                                                        2006              2005
                                                    ------------   ------------
Revenues:
     Net revenues from services                     $  1,906,302   $  1,885,402
     Cost of services provided                         1,407,132      1,357,745
                                                    ------------   ------------
Total gross profit                                       499,170        527,657
                                                    ------------   ------------
Operating Expenses:
     Selling, general and administrative                 256,564        130,351
     Depreciation and amortization                       121,640        178,166
                                                    ------------   ------------
Total operating expenses                                 378,204        308,517
                                                    ------------   ------------
Income from operations                                   120,966        219,140
                                                    ------------   ------------
Other income (expenses):
     Interest expense                                    (58,591)       (40,797)
     Miscellaneous income                                     --          6,656
                                                    ------------   ------------
Total other (expense)                                    (58,591)       (34,141)
                                                    ------------   ------------
Income before income taxes and minority interest          62,375        184,999
Provision/(benefit) for income taxes                          --             --
                                                    ------------   ------------
Income before minority interest                           62,375        184,999
Minority interests                                        21,895         51,510
                                                    ------------   ------------
Net Income                                          $     40,480   $    133,489
                                                    ============   ============
Income per share, basic and diluted                 $      0.003   $      0.009
                                                    ============   ============
Number of weighted average shares outstanding         14,506,471     14,706,471
                                                    ============   ============


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             For the three months ended
                                                                                                       March 31,
                                                                                              -------------------------
                                                                                                 2006            2005
                                                                                              ---------       ---------
Cash flows from operating activities
    Net income                                                                                $  40,480       $ 133,489
                                                                                              ---------       ---------
    Adjustments to reconcile net loss to net cash
          provided (used) by operating activities:
    Depreciation and amortization                                                               121,640         178,166
    Contractual allowances                                                                      886,327         252,781

Increase (decrease) in cash attributable to changes in operating assets and liabilities:
               Accounts receivable                                                             (911,549)       (407,914)
               Notes receivable - current portion                                                    --          32,001
               Other current assets                                                                 469          26,735
               Deposits and other assets                                                            667              --
               Accounts payable                                                                 223,247           6,676
               Accrued expenses                                                                 (58,298)        136,141
                                                                                              ---------       ---------
        Total adjustments                                                                       265,503         224,585
                                                                                              ---------       ---------
Net cash provided by operating activities                                                       305,983         258,074
                                                                                              ---------       ---------
Cash flows from investing activities:
               Fixed asset acquisitions                                                        (124,673)        (18,157)
               Fixed Asset dispositions                                                          17,944              --
               Decrease in provision for site closings                                               --        (100,000)
               Decrease in stockholders equity resulting
                 from the divesture of TSI Billing
                 Services, Inc.                                                                (224,182)             --
              Increase(decrease)in minority interest                                             21,895         (58,912)
                                                                                              ---------       ---------
Net cash (used) by investing activities                                                        (309,016)       (177,069)
                                                                                              ---------       ---------
Cash flows from financing activities:
               Increase in outstanding common shares                                                 24              --
               Increase in additional paid in capital                                            42,824              --
               Increase in loans payable shareholders                                           150,000              --
               Increase long term debt                                                          126,299              --
               Decrease long term debt                                                         (303,254)       (151,655)
                                                                                              ---------       ---------
Net cash provided(used)by financing activities                                                   15,893        (151,655)
                                                                                              ---------       ---------
Net (decrease) in cash and cash equivalents                                                      12,860          29,350
Cash and equivalents, beginning of period                                                        11,472           6,239
                                                                                              ---------       ---------
Cash and equivalents, end of period                                                           $  24,332       $  35,589
                                                                                              =========       =========

Supplemental cash flow information
        Interest paid                                                                         $  49,313       $  34,580
                                                                                              =========       =========
        Income taxes paid                                                                     $      --       $      --
                                                                                              =========       =========


                       See notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 - PROPERTY AND EQUIPMENT.
Property and equipment are summarized by major classification as follows:

-------------------------------------- --------------------- -------------------
Useful lives                           March 31, 2006        December 31, 2005
-------------------------------------- --------------------- -------------------
Medical Equipment 5-10 Yrs             $ 3,688,380           $  3,566,575
-------------------------------------- --------------------- -------------------
Furniture and Fixtures 3-5 Yrs         $    37,952           $     52,896
-------------------------------------- --------------------- -------------------
Automobiles - 5 Yrs                    $    19,865           $     19,865
-------------------------------------- --------------------- -------------------
Computer Equipment & Software 3-5 Yrs  $   174,489           $    238,122
-------------------------------------- --------------------- -------------------
Leasehold Improvements 5-10 Yrs        $   738,550           $    735,683
-------------------------------------- --------------------- -------------------
Construction in progress               $         0           $          0
-------------------------------------- --------------------- -------------------
Total                                  $ 4,659,236           $  4,613,141
-------------------------------------- --------------------- -------------------
Less: Accumulated Depreciation and     $ 2,396,218           $  2,335,211
Amortization
-------------------------------------- --------------------- -------------------
Total                                  $ 2,263,018           $  2,277,930
-------------------------------------- --------------------- -------------------

Depreciation expense for the three months ended March 31, 2006 and year ended December 31, 2005, are $121,640 and $626,008 respectively.

NOTE 3 - LITIGATION:

No new litigation has occurred during the quarter ending March 31, 2006.

NOTE 4 CONVERTIBLE DEBT:

In October 1999, the Company issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors, which were due on October 18, 2000. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. The Company and Jacov Hayut have agreed to implement a minimum conversion price, floor, at $0.179 per share. See Note 6 subsequent events.

In June 2002, Jacov Hayut purchased each of the notes and on July 29, 2002, Mr. Hayut converted $43,500 principal amount of the Notes into shares of the Company's common stock. At March 31, 2006 the total principal and interest outstanding was $301,928.10. The Company retired an additional $34,529.90, at face value since December 31, 2005.

Between June 2002 and July 2004 the company issued an aggregate of $930,000 in principal amount of convertible secured promissory notes bearing interest at a rate of 9.25% per annum. On March 30, 2006, Motti Sharon converted a total of $57,280 of the convertible notes into 320,000 shares of common stock which leaves a principal amount balance of $872,720.

The promissory notes have provisions for conversion to shares of common stock based on rates as detailed in the table below:

--------------------------------------------------------------------------------
Issued to:        Issue Date       Expiration       Principal       Conversion
                                      Date          Amount $          Price
                                                                    Per Share
--------------------------------------------------------------------------------

Jacov Hayut       June 2002        June 2007        140,000           0.179
--------------------------------------------------------------------------------
Motti Sharon      June 2003        June 2008         45,000           0.179
--------------------------------------------------------------------------------
Motti Sharon      June 2002        June 2007        122,720           0.179
--------------------------------------------------------------------------------
Yossef and Irit   July 2002        June 2007         65,000           0.179
Azoulai
--------------------------------------------------------------------------------
M E S             August 2002      June 2007        100,000           0.143
--------------------------------------------------------------------------------
M E S             February 2003    February 2008    150,000           0.143
--------------------------------------------------------------------------------
M E S             March 2003       March 2008        50,000           0.143
--------------------------------------------------------------------------------
M E S             May 2003         May 2008          50,000           0.143
--------------------------------------------------------------------------------
M E S             August 2003      August 2008      100,000           0.143
--------------------------------------------------------------------------------
M E S             February 2004    June 2009         25,000           0.143
--------------------------------------------------------------------------------
M E S             July 2004        June 2009         25,000           0.143
- ------------------------------------------------------------------------------
Total                                              $872,220

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

NOTE 6 - TSI BILLING SERVICES, INC.

Effective January 1, 2006, the Company reversed the transaction it entered into with two of the shareholders of TSI Billing Services, Inc in November 2003. The shareholders of TSI Billing Services, Inc. returned the 200,000 shares of Modern Medical Modalities Corporation common shares issued to them for return of their 50% interest in TSI Billing Services, Inc. These shares were retired by Modern Medical Modalities, Corporation, no gain or loss was recorded by Modern Medical Modalities Corporation.

NOTE 7 - SUBSEQUENT EVENTS:

During the 4th Quarter of 2005 the Company settled outstanding fees for architectural services in the amount of $10,000 with Nick Tasatsaris by agreeing to issue him 50,000 shares of the company's common stock. These shares were issued effective April 20, 2006.


In February 2006 we entered into an unsecured promissory note with Jacov Hayut in the principal amount of $150,000. The loan is for a period of 12 months with interest at 15% per annum, monthly payments due are interest only with a lump sum payment of $150,000, due February 2007.


On April 20, 2006, Motti Sharon has converted an additional of $89,500 of the convertible notes into 500,000 shares of common stock, leaving a balance of $78,220. On March 30, 2006 Motti Sharon converted $57,280 of convertible debt into 320,000 shares of common stock, see note 4. That common stock was subsequently transferred to Eliyahu Levy.

In May 2006 Jacov Hayut agreed to amend the terms of his Notes from October 1999 by implementing a minimum conversion price of $0.179 per share.

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

OVERVIEW

We provide a comprehensive range of leading edge diagnostic imaging services through a combination of our owned, operated, and managed centers. The comprehensive imaging services include magnetic resonance imaging (MRI), computerized axial tomography (CT Scan), positron emission tomography (PET), ultrasound, mammography, nuclear medicine, and general radiography (X-ray). We believe that each of our centers, and as well as our network of centers in close proximity of each other, are being optimized by providing a full array of imaging services to better meet the varied needs of its customers and participating providers of care. In addition, we are seeking to maximize each center's productivity by providing shared management services that include marketing, procurement of imaging systems and upgrades of related equipment, facilities construction and maintenance, recruitment and training of technical and support staff, information services, and financial services such as leasing, administration of contracts, and billing and collections.

As of March 31, 2006, we own, operate, and manage five diagnostic imaging centers located in New Jersey and Louisiana. We currently operate and manage one center in Manalapan, New Jersey, three centers in Union, New Jersey, and one center in Metairie, Louisiana. Our ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities.

On a consolidated basis, we derive our revenues from multiple diagnostic imaging modalities and procedures that allow us to leverage the variety of imaging systems in each center, or in the shared network of centers, in order to potentially increase our operating income once fixed costs are more rapidly covered with higher volumes of procedures performed. The balance of our revenues come primarily from billing services provided to third parties.

Our diagnostic centers are dependent on referrals from physicians and other healthcare professionals, and we intend to conduct direct marketing activities to consumers in order to supplement our valued referrals. In addition, we accept referred patients that are insured through managed care contracts that help keep a more consistent volume of business flowing while requiring more competitive rates for procedures performed. We expect to continue to better integrate the optimal mix of managed care and traditional insurance covered services and reimbursements with consumer driven on-demand services and payments while maximizing the ratio of effective diagnostic imaging utilization overcapacity in each center, and maintaining high quality patient outcomes and overall service.

Results of Operations:

FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.


                                                   ---------------------------
                                                      2006             2005
                                                   -----------     -----------

Net revenues from services                         $ 1,906,000     $ 1,885,000


Cost of services provided                            1,407,000       1,358,000


Selling, general and administrative expenses           257,000         130,000


Income from operations                                 121,000         219,000


Net Revenues from Services:

For the three months ended March 31, 2006, net revenues from services totaled $ 1,906,000 as compared to $1,885,000 for the same period in 2005, resulting in a net increase of $21,000. This increase is attributable predominantly to a $183,000 increase in revenues at our Union Imaging Center, located in Union, NJ. And a $67,000 increase at our imaging center in Manalapan, NJ. These increases were off-set by the loss of approximately $229,000 in revenues at our center in Metairie, LA closed as a result of damage received during hurricane Katrina.

Cost of services provided:

For the three months ended March 31, 2006, cost of services provided totaled $1,407,000 as compared to $1,358,000 for the same period in 2005, resulting in an increase of approximately $ 49,000. The increase is attributable to the increased volumes at our Union and Manalapan, NJ centers, discussed above, off-set by the loss of volume at our Metarie, La. site, closed as a result of damagereceived during hurricane Katrina.

Selling, general and administrative expenses:

For the three months ended March 31, 2006, selling, general and administrative expenses totaled $257,000 as compared to $130,000 for the same period in 2005,resulting in an increase of approximately $127,000. This increase results from increased marketing in the NJ area, including the addition of two full-time marketers. This increased spending is in response to increased competition and new marketing materials to support our new Siemens 1.5T MRI installed in Union, NJ.

Income from operations:

Income from operations for the three months ended March 31, 2006 was $121,000 as compared to $219,000 for the same period in 2005 resulting in an decrease of approximately $98,000. This decrease is primarily the result of the shutdown of our operations in Metairie, LA as a result of damage sustained at the center from hurricane Katrina of approximately $168,000, off-set by improvements of approximately $70,000 in our NJ centers.

Liquidity and Capital Resources:

As of March 31, 2006, we had a working capital deficiency of $1,116,989, as compared to a working capital deficiency of $1,046,097 as of December 31, 2005.

We do not believe that our cash flow from operations will be sufficient to fund our ongoing operations and we will continue to have to raise capital to fund our operations. We may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to we, if at all.

Debt:

In February 2006 we entered into an unsecured promissory note with Jacov Hayut in the principal amount of $150,000. The loan is for a period of 12 months with interest at 15%, monthly payments due are interest only with a lump sum payment of $150,000 due in February 2007.

Motti Sharon has converted a total of $146,700 of the convertible notes into 820,000 shares of common stock, leaving a balance of $78,220. On March 30, 2006 Motti Sharon converted $57,200 of convertible debt into 320,000 shares of common stock. The common stock was subsequently transferred to Eliyahu Levy. On April 20, 2006, Motti Sharon converted $89,500 of convertible debt into 500,000 shares of common stock.

In May 2006 Jacov Hayut agreed to amend the terms of his Notes from October 1999 by implementing a minimum conversion price of $0.179 per share.

On March 18, 2005, we entered into an unsecured loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable over 12 months in $8,333 monthly payments, with a lump sum due on the 13th month in the amount of $221,826.71 at an interest rate of 8% per annum. In March 2006, this note was extended for an additional 30 months and is payable in 29 installments of $8,333 and one installment of $1,438.49 and bears 8% interest rate. This loan funded the settlement of the DVI/US Bank loan settlement in 2005.

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

Item 3. Controls and Procedures

Evaluatiuon of Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this Form 10QSB, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2006.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Other than the legal proceedings discussed and reported on the Company's previous Form 10-QSB and 10-KSB filings, the Company is not party to any other material legal proceedings.

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

                      MODERN MEDICAL MODALITIES CORPORATION

Dated:  May 15, 2006

                                                By: /s/ Baruh Hayut
                                                    ---------------------------
                                                Name: Baruh Hayut
                                                Title: Chief Executive Officer


Dated:  May 15, 2006

                                               By: /s/ Minesh Patel
                                                    ---------------------------
                                               Name: Minesh Patel
                                               Title: Chief Financial Officer