Form 10QSB
period 2006-06-30
MODERN MEDICAL MODALITIES CORP
filed 2006-08-14
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on June 30, 2006 was 15,376,471 shares.

Indicate by check mark whether registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                     Yes | |  No |X|


Transitional Small Business Disclosure Format (check one):
Yes { }  No   {X}

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                                  June 30, 2006
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.    Financial Statements.....................................     3 - 11
Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operation......................    12 - 16
Item 3.    Controls and Procedures..................................         17

PART II - OTHER INFORMATION

Item 4.    Legal Proceedings........................................         18
Item 5.    Other Information........................................         18
Item 6.    Exhibits ................................................         18
Signature Pages.....................................................    19 - 25

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                           June 30,    December 31,
                                                             2006         2005
                                                          ----------    ----------
                                     ASSETS

Current assets:
        Cash and cash equivalents                         $   79,185    $   11,472
        Accounts receivable (less contractual allowances
        of $4,399,369 and $3,191,503, respectively)        1,673,607     1,768,566
        Notes receivable - current portion                        -         12,905
        Other current assets                                  16,479         7,245
                                                          ----------    ----------

                      Total current assets                 1,769,271     1,800,188
                                                          ----------    ----------
Property and equipment, net of accumulated
depreciation of $2,561,545 and $2,335,211                  2,163,779     2,277,930
respectively                                              ----------    ----------

Other assets:
      Note receivable, net of current portion                 15,884        15,884
      Deposits                                                64,493        65,866
                                                          ----------    ----------

Total other assets                                            80,377        81,750
                                                          ----------    ----------

TOTAL ASSETS                                              $4,013,427    $4,159,868
                                                          ==========    ==========



                     See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                       June 30,        December 31,
                                                         2006              2005
                                                     -----------       -----------
         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
        Accounts payable                               $1,265,884       $  860,069
        Accrued expenses                                  998,508          854,204
        Current portion long term debt                  1,049,935        1,132,013
        Current portion loans payable shareholders        150,000               --
                                                      -----------       -----------
                       Total current liabilities        3,464,327        2,846,286
                                                      -----------       -----------
Other liabilities:
      Long term debt, net of current portion            1,703,833        1,888,226
      Convertible debt                                  1,021,928        1,266,459
      Loans payable shareholders, net of
       current portion                                    240,101          240,101
                                                      -----------      -----------

                       Total other liabilities          2,965,862        3,394,785
                                                      -----------      -----------

                            Total liabilities           6,430,189        6,241,071
                                                      -----------      -----------

Minority interest                                         273,820          281,021
                                                      -----------      -----------

Commitments and contingencies

Stockholders' deficit:
        Common stock, $0.0002 par value,
        Authorized - 100,000,000 shares
        Issued and outstanding - 15,376,471 shares         3,076             2,942
        Additional paid-in capital                     4,657,929         4,515,715
        Accumulated (deficit)                         (7,351,587)       (6,880,881)
                                                      -----------       -----------

                     Total stockholders'(deficit)     (2,690,582)       (2,362,224)
                                                      -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)     $4,013,427        $4,159,868
                                                      ===========       ===========


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS AND INCOME

                                          For the six months ended     For the three months ended
                                                 June 30,                      June 30,
                                             --------------------------   --------------------------
                                                 2006           2005           2006          2005
                                             ------------  ------------   ------------  ------------
Revenues:
     Net revenues from services              $ 3,671,865   $ 3,720,117    $ 1,765,562   $ 1,834,715
     Cost of services provided                 2,875,319     2,735,645      1,468,187     1,377,900
                                             ------------  ------------   ------------  ------------
Total gross profit                               796,546       984,472        297,375       456,815
                                             ------------  ------------   ------------  ------------
Operating Expenses:
     Selling, general and administrative         382,670       361,206        126,105       230,855
     Depreciation and amortization               258,187       323,773        136,547       145,607
                                             ------------  ------------   ------------  -------------
Total operating expenses                         640,857       684,979        262,652       376,462
                                             ------------  ------------   ------------  ------------
Income from operations                           155,689       299,493         34,723        80,353
                                             ------------  ------------   ------------  ------------
Other income (expenses):
     Interest expense                           (160,573)     (103,153)      (101,982)      (62,356)
     Miscellaneous income                             --        15,189             --         8,533
     Loss from litigation settlement             (20,000)           --        (20,000)          --
     Loss from discontinuance of business       (363,841)           --       (363,841)          --
     Gain from insurance recoveries              135,000            --        135,000           --
                                             ------------  ------------   ------------  ------------
Total other income/(expense)                    (409,414)      (87,964)      (330,823)      (53,823)
                                             ------------  ------------   ------------  ------------
(Loss)/income before income taxes and
minority interest and extraordinary item        (253,725)      211,529       (296,100)       26,530

Provision/(benefit) for income taxes                 --            --             --            --
                                             ------------  ------------   ------------  ------------
(Loss)/income before minority interest
and extraordinary item                          (253,725)      211,529       (296,100)       26,530


Minority interests                                 7,201       (69,130)        29,096       (17,620)
                                             ------------  ------------   ------------  ------------
(Loss)/income before extraordinary item         (246,523)      142,399       (267,003)        8,910

Extraordinary Item                                   --            --             --            --
(less applicable income taxes of $0)         ------------  ------------   ------------  ------------

Net (loss)/income                            $  (246,523)  $   142,399    $  (267,003)  $     8,910
                                             ============  ============   ============  ============
(Loss)/income per share, basic and diluted   $    (0.017)  $     0.010    $     (0.18)  $    0.0001
                                             ============  ============   ============  ============
Number of weighted average shares             14,880,054    14,706,471     15,253,638    14,706,471
outstanding                                  ============  ============   ============  ============


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the six months ended
                                                                         June 30,
                                                                -------------------------
                                                                  2006            2005
                                                                ---------       ---------
Cash flows from operating activities
    Net income/ (loss)                                         $(246,523)       $ 142,399
                                                                ---------       ---------
    Adjustments to reconcile net loss to net cash
          provided (used) by operating activities:
    Depreciation and amortization                                258,187          323,773
    Contractual allowances                                    (1,207,866)        (590,483)
Increase (decrease) in cash attributable to
  changes in operating assets and liabilities:
               Accounts receivable                             1,112,907          466,844
               Notes receivable - current portion                     --           32,001
               Other current assets                               (9,233)          32,576
               Deposits and other assets                           1,373          (24,684)
               Accounts payable                                  405,815           13,268
               Accrued expenses                                  144,304          235,678
                                                                ---------       ---------
        Total adjustments                                        705,488          488,973
                                                                ---------       ---------
Net cash provided by operating activities                        458,964          631,372
                                                                ---------       ---------
Cash flows from investing activities:
               Fixed asset acquisitions                         (139,533)        (326,236)
               Fixed Asset dispositions                           17,944              --
               Decrease in provision for site closings                --         (100,000)
               Decrease in stockholders equity resulting
                 from the divesture of TSI Billing
                 Services, Inc.                                 (224,182)             --
              Increase(decrease)in minority interest               7,201         ( 41,292)
                                                                ---------       ---------
Net cash (used) by investing activities                         (338,570)        (467,528)
                                                                ---------       ---------
Cash flows from financing activities:
               Increase in outstanding common shares                 134               --
               Increase in additional paid in capital            142,214               --
               Increase in loans payable shareholders            150,000               --
               Increase long term debt                            30,618          475,000
              (Decrease)long term debt                          (391,619)        (617,639)
                                                                ---------       ---------
Net cash (used) by financing activities                          (68,653)        (142,639)
                                                                ---------       ---------
Net increase in cash and cash equivalents                         51,741           21,205
Cash and equivalents, beginning of period                         27,444            6,239
                                                                ---------       ---------
Cash and equivalents, end of period                             $ 79,185        $  27,444
                                                                =========       =========
Supplemental cash flow information
        Interest paid                                           $109,223        $  86,805
                                                                =========       =========
        Income taxes paid                                       $      --       $      --
                                                                =========       =========
Convertible shares issued                                       $      --       $      --
                                                                =========       =========

                        See notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2005.


NOTE 2 - PROPERTY AND EQUIPMENT.
Property and equipment are summarized by major classification as follows:

-------------------------------------- --------------------- -------------------
Useful lives                           June 30, 2006         December 31, 2005
-------------------------------------- --------------------- -------------------
Medical Equipment 5-10 Yrs             $ 3,745,743           $  3,566,575
-------------------------------------- --------------------- -------------------
Furniture and Fixtures 3-5 Yrs         $    37,952           $     52,896
-------------------------------------- --------------------- -------------------
Automobiles - 5 Yrs                    $    19,865           $     19,865
-------------------------------------- --------------------- -------------------
Computer Equipment & Software 3-5 Yrs  $   183,680           $    238,122
-------------------------------------- --------------------- -------------------
Leasehold Improvements 5-10 Yrs        $   738,084           $    735,683
-------------------------------------- --------------------- -------------------
Construction in progress               $         0           $          0
-------------------------------------- --------------------- -------------------
Total                                  $ 4,725,324           $  4,613,141
-------------------------------------- --------------------- -------------------
Less: Accumulated Depreciation and     $ 2,561,545           $  2,335,211
Amortization
-------------------------------------- --------------------- -------------------
Total                                  $ 2,163,779           $  2,277,930
-------------------------------------- --------------------- -------------------

Depreciation expense for the six months ended June 30, 2006 and year ended December 31, 2005, are $258,187 and $626,008 respectively.

NOTE 3 - DISCONTINUANCE OF BUSINESS:

The Company has decided to discontinue its business operations in the Greater New Orleans area and to abandon its facility in Metairie, Louisiana due to the significant damage caused by hurricane Katrina, the continued delays related to reaching a settlement with the Company's insurance carrier, and the negative economic impact that has led to a loss from discontinuance of business of approximately ($364,000). See Note 7. The company has provided for the loss and gain from the insurance recovery in its financial statements in accordance with SAFS 5.

NOTE 4 - LITIGATION:

No new litigation has occurred during the quarter ending June 30, 2006.


NOTE 5 - CONVERTIBLE DEBT:

In October 1999, the Company issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors, which were due on October 18, 2000. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. The Company has agreed to implement a minimum conversion price, floor, at $0.179 per share. See
Note 14 in subsequent events.

In June 2002, Jacov Hayut purchased each of the 10% convertible notes. On July 29, 2002, Mr. Hayut converted $43,500 principal amount of the Notes into shares of the Company's common stock. The Company retired an additional $97,750.36, at face value since December 31, 2005, and at June 30, 2006 the total principal and interest outstanding was $238,707.64.

Between June 2002 and July 2004 the company issued an aggregate of $930,000 in principal amount of convertible secured promissory notes bearing interest at a rate of 9.25% per annum. On March 30, 2006, Motti Sharon converted a total of $57,280 of the convertible notes into 320,000 shares of common stock. On April 20, 2006, Motti Sharon has converted an additional $89,500 of the convertible notes into 500,000 shares of common stock, which leaves a principal amount balance of $783,220.


The promissory notes have provisions for conversion to shares of common stock based on rates as detailed in the table below:

--------------------------------------------------------------------------------
Issued to:        Issue Date       Expiration       Principal       Conversion
                                      Date          Amount $     Price Per Share
--------------------------------------------------------------------------------

Jacov Hayut       June 2002        June 2007        140,000           0.179
--------------------------------------------------------------------------------
Motti Sharon      June 2003        June 2008         45,000           0.179
--------------------------------------------------------------------------------
Motti Sharon      June 2002        June 2007         33,220           0.179
--------------------------------------------------------------------------------
Yossef and Irit   July 2002        June 2007         65,000           0.179
Azoulai
--------------------------------------------------------------------------------
M E S             August 2002      June 2007        100,000           0.143
--------------------------------------------------------------------------------
M E S             February 2003    February 2008    150,000           0.143
--------------------------------------------------------------------------------
M E S             March 2003       March 2008        50,000           0.143
--------------------------------------------------------------------------------
M E S             May 2003         May 2008          50,000           0.143
--------------------------------------------------------------------------------
M E S             August 2003      August 2008      100,000           0.143
--------------------------------------------------------------------------------
M E S             February 2004    June 2009         25,000           0.143
--------------------------------------------------------------------------------
M E S             July 2004        June 2009         25,000           0.143
--------------------------------------------------------------------------------
Total                                              $783,220
                                                   =========

NOTE 6 - Long Term Debt Table.

Capitalized leases: Union Imaging has a restrictive covenant relating to a master lease agreement with GE Healthcare Financial Services. This restrictive covenant requires Union Imaging Associates to be current in its lease payments before making any payments or distributions to Modern Medical Modalities Corporation.

                                                                                      Balance at
    Debt holder                     Commencement date    Final payment date         June 30, 2006
    -----------                     -----------------    ------------------         -------------
Notes payable:
  Howard Kessler, MD                March 18, 2005       April 1, 2007              $   212,808
  Citicorp                          April 15, 2005       May 15, 2007                    11,000
  Marvin Titelbaum                  January 1, 2006      August 1, 2007                 100,092
  Medical DevelopmentConcepts       February 1, 2004     December 1, 2006                62,751
  Ronnie Antebi                     April 15, 2005       December 1, 2006                75,493
  Union Imaging Associates,Inc.     Various (1)          Various (1)                    424,303

Capitalized lease obligations:
  GE Financial Services             April 1, 2004        March 1, 2009                   35,930
  GE Financial Services             December 5, 2005     November 5, 2009                37,262
  GE Financial Services             December 10, 2005    November 11, 2009               32,196
  GE Financial Services             January 27, 2006     December 27, 2010               39,200
  GE Financial Services             January 27, 2006     December 27, 2010               39,200
  MARCAP Financial Services         November 7, 2003     February 7, 2009               323,741
  Commerce Bank                     April 4, 2005        April 4, 2010                  247,793
  CitiCapital                       October 30, 2004     September 30,2009               13,892
  Spur Imaging (Siemens)            April 1, 2006        September 1, 2011            1,071,427
  Toshiba Finance                   January 18, 2004     March 18, 2008                   7,841
  Toyota Financial Services         April 18, 2003       March 18, 2008                   6,778
  Dell Financial Services           March 1, 2004        February 1, 2008                 3,063
  Dell Financial Services           June 1, 2006         May 1, 2009                      8,998
                                                                                    -----------

                                    Total long-term debt                              2,753,768
                                    Less current portion                             (1,049,935)
                                                                                    -----------
                                    Long-term debt net of current portion           $ 1,703,833
                                                                                    ===========

(1) = Represents a series of notes used to acquire an additional 70% of the ownership of Union Imaging Associates, JV, commencing March 2003 through April 2004. The final payments range from August 2006 through February 2009, the average payments are between $15,000 and $20,000 per month.

NOTE 7 - METAIRIE MEDICAL EQUIPMENT LEASING CORPORATION.

On August 29, 2005, hurricane Katrina caused significant damage to the Greater New Orleans area including Metairie, Louisiana. As a result of this hurricane, power and access was lost to our center in Metairie. Evaluation of the extent of damage to the center and the full impact on our financial performance and operating results is currently being performed. The center was not flooded but did incur wind and water damage; as a result the center will require structural repair, estimated not to exceed $25,000. The medical equipment is still under review as to the extent of the damage, but has been started. The company is working closely with Siemens the MRI manufacturer, FEMA and the Company's insurance carrier to settle the claim. At this time the Company cannot be sure that the insurance will be adequate to cover repair or business interruption costs.

NOTE 8 - TSI BILLING SERVICES, INC.

Effective January 1, 2006, the Company reversed the transaction it entered into with two of the shareholders of TSI Billing Services, Inc in November 2003. The shareholders of TSI Billing Services, Inc. returned the 200,000 shares of Modern Medical Modalities Corporation common shares issued to them for return of their 50% interest in TSI Billing Services, Inc. These shares were retired by Modern Medical Modalities Corporation, no gain or loss was recorded by Modern Medical Modalities Corporation.

NOTE 9 - SETTLEMENT OF SERVICES FEES.

During the 4th Quarter of 2005 the Company settled outstanding fees for architectural services in the amount of $10,000 with Nick Tsapatsaris by agreeing to issue him 50,000 shares of the company's common stock. These shares were issued effective April 20, 2006.

NOTE 10 - UNSECURED PROMISSORY NOTE.

In February 2006 we entered into an unsecured promissory note with Jacov Hayut in the principal amount of $150,000. The loan is for a period of 12 months with interest at 15% per annum, monthly payments due are interest only with a lump sum payment of $150,000, due February 2007.

NOTE 11 - CONVERSION OF DEBT TO COMMON STOCK.

On April 20, 2006, Motti Sharon has converted an additional $89,500 of the convertible notes into 500,000 shares of common stock, leaving a balance of $78,220. On March 30, 2006 Motti Sharon converted $57,280 of convertible debt into 320,000 shares of common stock, see note 5. The 320,000 of common stock were subsequently transferred to Eliyahu Levy.

NOTE 12 - SETTING OF MINIMUM CONVERSION PRICE PER SHARE.

In May 2006 Jacov Hayut agreed to amend the terms of the 10% Notes from October 1999 by implementing a minimum conversion price of $0.179 per share.

NOTE 13 - CHANGES IN DIRECTORS AND OFFICERS:

On June 8, 2006, Mr. Jacov Hayut informed the Company that effective immediately he will step down as President, Secretary and as a member of the Company's board of directors.

On June 8, 2006, the Company's board of directors unanimously approved a resolution appointing Paul W. Harrison to the board of directors filling the vacancy created by Mr. Jacov Hayut's resignation.

NOTE 14 - SUBSEQUENT EVENTS:

In July, 2006 our insurance company notified the Company that it entered into a settlement agreement on behalf of the Company in the amount of $20,000, in response to a April 2004 lawsuit served on Open MRI & Imaging Center of Metairie, L.L.C. in the Civil District Court for the Parish of Orleans, state of Louisiana alleging misdiagnosing of a brain tumor on June 27, 2000, resulting in the death of a patient. The company has provided for the loss and gain from the insurance recovery in its financial statements in accordance with SAFS 5.

In July, 2006, Modern Medical Modalities Corporation ("the Company") entered into a Letter of Intent to divest its ownership interests in Modern Medical Imaging at Atrium, L.L.C., a Limited Liability Company ("the L.L.C."). The transaction is to be structured in the form of a sale of the L.L.C. whereby 100% of the membership interest is acquired, in exchange for $250,000 in cash with specific provisions included for the timing of payments with the majority of payment due at closing. In addition, assignments will be included for the Company to assume certain accounts receivables and accounts payables as of the closing date of the transaction.


On July 10, 2006, in connection with his resignation as the Company's President and Secretary, Jacov Hayut agreed to transfer 8,625,000 shares of the Company's common stock, representing 58.2% of the total shares issued and outstanding, to BIBY Family Partners, LLC, a Georgia limited liability company (the "Family Fund") controlled by Baruh Hayut, our Chairman and CEO. As managing member of the Family Fund, Mr. Hayut has sole voting and dispositive power over the shares and, as such, now controls a majority interest of the voting stock of the Company. The other members of the Family Fund are Mr. Hayut's spouse and two children. Each owns a 25% interest in the Family Fund.


In July, 2006, a dispute has arisen between the Company and Medical Equipment Solutions ("MES") as the lessor of the medical equipment located in the Company's Metairie, Louisiana facility. The equipment was damaged as a result of hurricane Katrina, and the dispute is over terms of the agreement related to the resolution of the damaged equipment and any claim proceeds the insurance carrier may pay to the Company. The company has provided for the loss and gain from the insurance recovery in its financial statements in accordance with SAFS 5.

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

As of June 30, 2006, we own, operate, and manage four diagnostic imaging centers located in New Jersey. We currently operate and manage one center in Manalapan, New Jersey, three centers in Union, New Jersey. Our ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities.

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

Results of Operations:

FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                     2006              2005
                                                 -----------       -------------

Net revenues from services                       $ 3,672,000       $ 3,720,000

Cost of services provided                        $ 2,875,000       $ 2,736,000

Selling, general and administrative expenses     $   383,000       $   361,000

Income/loss from operations                      $   156,000       $   299,000


Net Revenues from Services:

For the six months ended June 30, 2006, net revenues from services totaled $3,672,000 as compared to $ 3,720,000 for the same period in 2005, resulting in a net decrease of $48,000. This decrease is attributable predominantly to a $347,000 decrease in revenues at our Metairie, La. Site that has been closed since hurricane Katrina and a $112,000 decrease in revenues from TSI Billing Services, Inc. This resulted from the January 2006 reversal of the transaction the Company entered into to acquire TSI Billing Services, Inc. in November 2003. These decreases were offset by a $220,000 increase in net revenues at the Company's Union Imaging Associates center in Union, NJ. This increase resulted from the installation of a new 1.5T Siemens MRI, this MRI allows the center to do new procedures, and it operates at a faster speed allowing additional procedures to be completed. Union Imaging Center, also in Union, NJ had increased net revenues of $170,000 resulting from additional equipment, longer office hours and aggressive marketing. The balance of the increase resulted from a net increase of $21,000 generated by the Company's other centers.

Cost of services provided:
For the six months ended June 30, 2006, cost of services provided totaled $2,875,000 as compared to $2,736,000 for the same period in 2005, resulting in an increase of approximately $139,000. The increase in cost of services is related to increased volume at the Company's Union Imaging Associates center of $132,000 and its Union Imaging Center, LLC, of $54,000. These costs were offset by a reduction in cost at the Metairie, La. Center as a result of being closed since hurricane Katrina, approximately $75,000. The remaining difference was generated by the balance of the Company's centers.

Selling, general and administrative expenses:
For the six months ended June 30, 2006, selling, general and administrative expenses totaled $383,000 as compared to $361,000 for the same period in 2005, resulting in an increase of approximately $22,000. This increase relates primarily to the Company's two Union Imaging Centers, approximately $120,000 and relates to additional marketing resulting in the increased volume discussed above. This increase was offset by reduced marketing in our Manalapan, NJ Center and the continued shut-down of the Company's Metairie, La., $98,000.

Income from operations:
Income from operations for the six months ended June 30, 2006 was $156,000 as compared to $299,000 for the same period in 2005 resulting in an decrease of approximately $143,000. This decrease primarily results from the reduced revenues resulting from the Company being forced to close its Metairie, La. Center as a result of hurricane Katrina.


Results of Operations:

FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                   ---------------------------
                                                      2006             2005
                                                   -----------     -----------

Net revenues from services                         $ 1,766,000     $ 1,835,000

Cost of services provided                            1,468,187       1,378,000

Selling, general and administrative expenses           126,000         231,000

Income from operations                                  35,000          80,000

Net revenues from services:

For the three months ended June 30, 2006, net revenues from services totaled $1,766,000 as compared to $1,835,000 for the same period in 2005, resulting in a decrease in net revenues of $69,000. This decrease is attributable predominantly to a $149,000 decrease in revenues at our Metairie, La. Site that has been closed since hurricane Katrina and a $54,000 decrease in revenues from TSI Billing Services, Inc. The decrease in revenues from TSI Billing Services, Inc. resulted from the January 2006 reversal of the transaction the Company entered into to acquire TSI Billing Services, Inc. in November 2003. These decreases were offset by a $134,000 increase in net revenues at the Company's Union Imaging Associates center in Union, NJ. This increase resulted from the installation of a new 1.5T Siemens MRI, this MRI allows the center to do additional or new procedures, plus it operates at a faster speed allowing additional procedures to be completed.

Cost of services provided:

For the three months ended June 30, 2006, cost of services provided totaled $1,468,000 as compared to $1,378,000 for the same period in 2005, resulting in an increase of approximately $90,000. The increase is attributable to the increased volumes at our Union Imaging Center approximately $25,000 and Union Imaging Associates center approximately $84,000. These costs were off-set by the loss of volume at our Metairie, La. site, closed as a result of hurricane Katrina, approximately $19,000.


Selling, general and administrative expenses:

For the three months ended June 30, 2006, selling, general and administrative expenses totaled $126,000 as compared to $231,000 for the same period in 2005, resulting in a decrease of approximately $105,000. This decrease results from decreased marketing of the Manalapan, NJ and Metairie, La. area centers. This decreased spending is in response to the proposed sale of the Manalapan Center and the Metairie, La. Center continuing to be closed.


Income/(loss) from operations:

Income from operations for the three months ended June 30, 2006 was $35,000 as compared to $80,000 for the same period in 2005 resulting in a decrease of approximately $45,000. This decrease is primarily the result of the shutdown of our operations in Metairie, LA as a result of hurricane Katrina.


Liquidity and Capital Resources:

As of June 30, 2006, we had a working capital deficiency of $1,695,056, as compared to a working capital deficiency of $1,046,097 as of December 31, 2005.

We do not believe that our cash flow from operations will be sufficient to fund our ongoing operations and we will continue to have to raise capital to fund our operations. We may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to us, if at all.

Debt:

In February 2006 we entered into an unsecured promissory note with Jacov Hayut in the principal amount of $150,000. The loan is for a period of 12 months with interest at 15%, monthly payments due are interest only with a lump sum payment of $150,000 due in February 2007.

Motti Sharon has converted a total of $146,700 of the convertible notes into 820,000 shares of common stock, leaving a balance of $78,220. On March 30, 2006 Motti Sharon converted $57,280 of convertible debt into 320,000 shares of common stock. On April 20, 2006, Motti Sharon converted $89,500 of convertible debt into 500,000 shares of common stock.

In May 2006 Jacov Hayut agreed to amend the terms of the 10% Notes from October 1999 by implementing a minimum conversion price of $0.179 per share.

On March 18, 2005, we entered into an unsecured loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable over 12 months in $8,333 monthly payments, with a lump sum due on the 13th month in the amount of $221,826.71 at an interest rate of 8% per annum. In March 2006, this note was extended for an additional 12 months under the same terms as the March 18, 2005 loan agreement. This loan funded the settlement of the DVI/US Bank loan settlement in 2005. In May 2006, this note was re-negotiated with 6 months of interest only payments, with a final balloon payment of $177,794, and the maturity date is April 1, 2007.

Effective October 1, 2005 Union Imaging Associates entered into a 63 month financing lease with Siemens Medical Systems/Spur Imaging to acquire a Siemens 1.5T Symphony MRI unit. The amount financed is $1,050,000, payable at $22,684.00 per month commencing April 2006. Union Imaging Associates has the option to purchase the unit for $100 at the end of the lease.

Capitalized leases: Union Imaging Associates has a restrictive covenant relating to a master lease agreement with GE Healthcare Financial Services. This restrictive covenant requires Union Imaging Associates to be current in its lease payments before making any payments or distributions to Modern Medical Modalities Corporation.

These are the only trends, commitments, events and/or material uncertainties known to Modern Medical.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the "Evaluation Date"). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 4. LEGAL PROCEEDINGS.

Other than the legal proceedings discussed and reported on the Company's previous Form 10-QSB and 10-KSB filings, the Company is not party to any other material legal proceedings.


Item 5. OTHER INFORMATION.

On June 13, 2006, the Company filed a report on Form 8-K announcing that effective June 8, 2006, Mr. Jacov Hayut resigned as our President, Secretary and a member of our board of directors. In connection with his resignation, on July 10, 2006, Mr. Jacov Hayut gifted 8,625,000 shares of the Company's common stock, representing 58.2% of the total shares issued and outstanding, to BIBY Family Partners, LLC, a Georgia limited liability company (the "Family Fund") controlled by Mr. Baruh Hayut, the Company's Chairman and CEO, and Jacov's Hayut's brother. This transfer resulted in a change in control of our company. As managing member of the Family Fund, Mr. Baruh Hayut has sole voting and dispositive power over the shares. As a result, Mr. Baruh Hayut now controls a majority interest of the voting stock of the Company. The other members of the Family Fund are Mr. Baruh Hayut's spouse and two children. Each of the four members owns a 25% interest in the Family Fund. There are no arrangements or understandings among Mr. Jacov Hayut and Mr. Baruh Hayut, or the Family Fund, with respect to election of directors or other matters.


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

Dated: August 14, 2006

                                                By: /s/ Baruh Hayut
                                                    ---------------------------
                                                Name: Baruh Hayut
                                                Title: Chief Executive Officer


Dated: August 14, 2006

                                               By: /s/ Minesh Patel
                                                   ---------------------------
                                               Name: Minesh Patel
                                               Title: Chief Financial Officer