Form 10QSB
period 2006-09-30
MODERN MEDICAL MODALITIES CORP
filed 2006-11-14
CIK 902635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on November 10, 2006 was 15,971,471 shares.

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|


Transitional Small Business Disclosure Format (check one):
Yes { }  No   {X}

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                               September 30, 2006
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                              Page Number

Item 1.    Financial Statements............................     3 - 15
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operation............    16 - 20
Item 3.    Controls and Procedures...... ..................         21

PART II - OTHER INFORMATION

Item 4.    Legal Proceedings...............................         22
Item 5.    Other Information...............................         23
Item 6.    Exhibits .......................................         23
Signature Pages............................................    24 - 30

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                            September 30,  December 31,
                                                                2006          2005
                                                             ----------    ----------
                          ASSETS
Current assets:
        Cash and cash equivalents                            $   54,317       11,472
        Accounts receivable (less contractual allowances
        of $4,759,289 and $3,191,503, respectively)           1,608,969    1,768,566
        Notes receivable - current portion                            -       12,905
        Other current assets                                      7,378        7,245
                                                             ----------   ----------

Total current assets                                          1,670,664    1,800,188
                                                             ----------   ----------
Property and equipment, net of accumulated
depreciation of $2,566,407 and $2,335,211                     1,754,523    2,277,930
respectively                                                 ----------   ----------

Other assets:
      Note receivable, net of current portion                    15,884       15,884
      Deposits                                                   37,087       65,866
                                                             ----------   ----------

Total other assets                                               52,971       81,750
                                                             ----------   ----------

TOTAL ASSETS                                                 $3,478,158   $4,159,868
                                                             ==========   ==========


                     See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                September 30,  December 31,
                                                                    2006           2005
                                                                 -----------   -----------
         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

    Current liabilities:
            Accounts payable                                    $  1,067,522    $   860,069
            Accrued expenses                                       1,217,333        854,204
            Current portion long term debt                         1,015,076      1,132,013
            Current portion convertible debt                         238,220             --
            Current portion loans payable shareholders               150,000             --
                                                                 -----------    -----------
                            Total current liabilities              3,688,151      2,846,286
                                                                 -----------    -----------
    Other liabilities:
          Long term debt, net of current portion                   1,331,324      1,888,226
          Convertible debt                                           703,326      1,266,459
          Loans payable shareholders, net of
           current portion                                           240,101        240,101
                                                                 -----------    -----------

                            Total other liabilities                2,274,711      3,394,785
                                                                 -----------    -----------

                                 Total liabilities                 5,962,904      6,241,071
                                                                 -----------    -----------
    Minority interest                                                 53,775        281,021
                                                                 -----------    -----------
    Commitments and contingencies

    Stockholders' deficit:
            Common stock, $0.0002 par value,
            Authorized - 100,000,000 shares
            Issued and outstanding - 15,971,471 shares                 3,195          2,942
            Additional paid-in capital                             5,055,272      4,515,715
            Accumulated (deficit)                                 (7,596,988)    (6,880,881)
                                                                 -----------    -----------

                         Total stockholders'(deficit)             (2,538,521)    (2,362,224)
                                                                 -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)             $3,478,158     $4,159,868
                                                                 ===========    ===========


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS AND INCOME

                                            For the nine months ended     For the three months ended
                                                   September 30,                 September 30,
                                             --------------------------    --------------------------
                                                2006            2005           2006          2005
                                             ------------  ------------    ------------  ------------
  Revenues:
        Net revenues from services            $ 5,333,016   $ 5,736,785    $  1,661,151   $ 2,016,668
        Cost of services provided               4,223,584     4,206,239       1,348,265     1,470,594
                                             ------------  ------------    ------------  ------------
Total gross profit                              1,109,432     1,530,546         312,886       546,074
                                             ------------  ------------    ------------  ------------
   Operating Expenses:
        Selling, general and administrative     1,031,694       690,329         649,024       329,123
        Depreciation and amortization             351,684       466,576          93,497       142,803
                                             ------------  ------------    ------------  ------------
   Total operating expenses                     1,383,378     1,156,905         742,521       471,926
                                             ------------  ------------    ------------  ------------
   (Loss) income from operations                 (273,946)      373,641        (429,635)       74,148
                                             ------------  ------------    ------------  ------------
   Other income (expenses):
        Interest expense                         (249,290)     (162,496)        (88,717)      (59,343)
        Miscellaneous income                           --        12,362              --        (2,827)
        Loss from litigation settlement           (20,000)           --              --            --
        Loss from discontinuance of business     (320,000)           --          43,841            --
        Gain on sale of property asset            185,669            --         185,669            --
        Gain from insurance recoveries             20,000            --        (115,000)           --
                                             ------------  ------------    ------------  ------------
   Total other income/(expenses)                 (383,621)     (150,134)         25,793       (62,170)
                                             ------------  ------------    ------------  ------------
   (Loss)/income before income taxes
    and minority interest and
    extraordinary item                           (657,567)      223,507        (403,842)       11,978

   Provision/(benefit) for income taxes           104,786            --              --            --
                                             ------------  ------------    ------------  ------------
   (Loss)/income before minority
    interest and extraordinary item              (762,354)      223,507        (403,842)       11,978

   Minority interests                              46,246       (58,854)         39,045       (10,276)
                                             ------------  ------------    ------------  ------------
   (Loss)/income before extraordinary            (716,108)      164,653        (364,797)        1,702
    item

   Extraordinary Item                                  --            --              --            --
   (less applicable income taxes of $0)      ------------  ------------    ------------  ------------

   Net (loss)/income                         $   (716,108) $    164,653    $   (364,797) $      1,702
                                             ============  ============    ============  ============
   (Loss)/income per share,
    basic and diluted                        $    (0.0475) $     0.0112    $    (0.0236) $     0.0001
                                             ============  ============    ============  ============
   Number of weighted average shares           15,076,777    14,706,471      15,463,471    14,706,471
         outstanding                         ============  ============    ============  ============


                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,

                                                                       2006             2005
                                                                    ---------        ---------
  Cash flows from operating activities
      Net (loss)/income                                             $(716,108)       $ 164,653
                                                                    ---------        ---------
      Adjustments to reconcile net loss to net cash provided
           (used) by operating activities:
      Depreciation and amortization                                   351,684         466,576
      Contractual allowances                                       (1,567,786)       (615,999)
  Increase (decrease) in cash attributable to changes in
      operating assets and liabilities:
                 Accounts receivable                                1,408,189         539,025
                 Notes receivable - current portion                   (12,905)         18,668
                 Other current assets                                    (133)         32,576
                 Deposits and other assets                            (28,779)        (29,331)
                 Accounts payable                                     207,452         277,062
                 Accrued expense                                      363,130          81,173
                                                                    ---------       ---------
     Total adjustments                                                720,852         769,750
                                                                    ---------       ---------
  Net cash provided by operating activities                             4,744         934,403
                                                                    ---------       ---------
  Cash flows from investing activities:
                 Fixed asset acquisitions                            (182,733)       (376,315)
                 Fixed Asset dispositions                             337,505              --
                 Decrease in provision for site closings                   --        (100,000)
                 Increase(decrease)in minority interest               227,246         (51,568)
                                                                    ---------       ---------
  Net cash provided (used) by investing activities                    382,018        (527,883)
                                                                    ---------       ---------
  Cash flows from financing activities:
                 Increase in outstanding common shares                    253              --
                 Increase in additional paid in capital               539,557              --
                 Increase in loans payable shareholders               150,000              --
                 Increase long term debt                               83,668         475,000
                 (Decrease)long term debt                          (1,117,397)       (874,027)
                                                                    ---------       ---------
 Net cash (used) by financing activities                             (343,919)       (399,027)
                                                                    ---------       ---------
 Net increase in cash and cash equivalents                             42,845           7,493
 Cash and equivalents, beginning of period                             11,472           6,239
                                                                    ---------       ---------
 Cash and equivalents, end of period                                  $54,317        $ 13,732
                                                                    =========       =========
 Supplemental cash flow information
           Interest paid                                            $ 156,044        $101,771
                                                                    =========       =========
           Income taxes paid                                        $      --        $     --
                                                                    =========       =========
           Convertible shares issued                                $ 146,616        $     --
                                                                    =========       =========

                   See notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2005.


NOTE 2 - PROPERTY AND EQUIPMENT.
Property and equipment are summarized by major classification as follows:

--------------------------------------- --------------------- ------------------
Useful lives                             September 30, 2006    December 31, 2005
--------------------------------------- --------------------- ------------------
Medical Equipment 5-10 Yrs               $ 3,344,141           $  3,566,575
--------------------------------------- --------------------- ------------------
Furniture and Fixtures 3-5 Yrs           $    41,395           $     52,896
--------------------------------------- --------------------- ------------------
Automobiles - 5 Yrs                      $    19,865           $     19,865
--------------------------------------- --------------------- ------------------
Computer Equipment & Software 3-5 Yrs    $   204,315           $    238,122
--------------------------------------- --------------------- ------------------
Leasehold Improvements 5-10 Yrs          $   711,214           $    735,683
--------------------------------------- --------------------- ------------------
Construction in progress                 $         0           $          0
--------------------------------------- --------------------- ------------------
Total                                    $ 4,320,930           $  4,613,141
--------------------------------------- --------------------- ------------------
Less: Accumulated Depreciation and       $ 2,566,407           $  2,335,211
      Amortization
--------------------------------------- --------------------- ------------------
Total                                    $ 1,754,523           $  2,277,930
--------------------------------------- --------------------- ------------------

Depreciation expense for the nine months ended September 30, 2006 and year ended December 31, 2005, are $351,684 and $626,008 respectively.



NOTE 3 - DISCONTINUANCE OF BUSINESS:

The Company has decided to discontinue its business operations in the Greater New Orleans area and to abandon its facility in Metairie, Louisiana due to the significant damage caused by hurricane Katrina, the continued delays related to reaching a settlement with the Company's insurance carrier, and the negative economic impact that has led to a loss from discontinuance of business of approximately ($320,000). See Note 7. The company has provided for the loss and gain from the insurance recovery in its financial statements in accordance with SAFS 5.

NOTE 4 - LITIGATION RELATED TO BUSINESS IN METAIRIE, LOUISIANA:

In July, 2006, a dispute arose between the Company and Medical Equipment Solutions ("MES") as the lessor of the medical equipment located in the Company's Metairie, Louisiana facility. The equipment was damaged as a result of hurricane Katrina, and the dispute is over terms of the agreement related to the resolution of the damaged equipment and any claim proceeds the insurance carrier may pay to the Company. As a result of the dispute, on August 16, 2006 the Company was served with a lawsuit by MES. The lawsuit is essentially seeking to recover monetary payments in the amount of an estimated $77,000 associated with rents under a lease agreement, plus an amount equal to 5% of the facility's gross cash flow to be determined by an accounting, plus other unspecified amounts for other expenses and costs related to the complaint. The Company also expects to assign any claim payments related to medical equipment that may be recovered from the Company's insurance policy to MES as part of reaching a settlement with MES. The Company has answered the lawsuit and has provided for the loss and gain from the insurance recovery and potential damages as a result of the lawsuit in its financial statements in accordance with SAFS 5.


NOTE 5 - CONVERTIBLE DEBT:

In October 1999, the Company issued an aggregate of $500,000 principal amount of its 10% convertible notes to two investors, which were due on October 18, 2000. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. The Company has agreed to implement a minimum conversion price, floor, at $0.179 per share. See footnote # 12.

In June 2002, Jacov Hayut purchased each of the 10% convertible notes. On July 29, 2002, Mr. Hayut converted $43,500 principal amount of the Notes into shares of the Company's common stock. The Company retired an additional $178,132, at face value since December 31, 2005, and at September 30, 2006 the total principal and interest outstanding was $158,326.

Between June 2002 and July 2004 the company issued an aggregate of $930,000 in principal amount of convertible secured promissory notes bearing interest at a rate of 9.25% per annum. On March 30, 2006, Motti Sharon converted a total of $57,280 of the convertible notes into 320,000 shares of common stock. On April 20, 2006, Motti Sharon converted an additional $89,500, of the convertible notes into 500,000 shares of common stock. Which leaves a total outstanding principal balance of $783,220.

The promissory notes have provisions for conversion to shares of common stock based on rates as detailed in the table below:

--------------------------------------------------------------------------------
Issued to:        Issue Date       Expiration       Principal       Conversion
                                   Date             Amount $     Price Per Share
--------------------------------------------------------------------------------

Jacov Hayut       June 2002        June 2007        140,000           0.179
--------------------------------------------------------------------------------
Motti Sharon      June 2003        June 2008         45,000           0.179
--------------------------------------------------------------------------------
Motti Sharon      June 2002        June 2007         33,220           0.179
--------------------------------------------------------------------------------
Yossef and Irit   July 2002        June 2007         65,000           0.179
Azoulai
--------------------------------------------------------------------------------
M E S             August 2002      June 2007        100,000           0.143
--------------------------------------------------------------------------------
M E S             February 2003    February 2008    150,000           0.143
--------------------------------------------------------------------------------
M E S             March 2003       March 2008        50,000           0.143
--------------------------------------------------------------------------------
M E S             May 2003         May 2008          50,000           0.143
--------------------------------------------------------------------------------
M E S             August 2003      August 2008      100,000           0.143
--------------------------------------------------------------------------------
M E S             February 2004    June 2009         25,000           0.143
--------------------------------------------------------------------------------
M E S             July 2004        June 2009         25,000           0.143
--------------------------------------------------------------------------------
Total                                              $783,220
                                                   ========

NOTE 6 - LONG TERM DEBT TABLE.

Capitalized leases: Union Imaging has a restrictive covenant relating to a master lease agreement with GE Healthcare Financial Services. This restrictive covenant requires Union Imaging Associates to be current in its lease payments before making any payments or distributions to Modern Medical Modalities Corporation.


                                                                              Balance at
Debt holder                       Commencement date   Final payment date   September 30, 2006
-----------                       -----------------   ------------------   ------------------
Notes payable:
    Howard Kessler, MD            March 18, 2005      April 1, 2007        $   212,808
    Citicorp                      April 15, 2005      May 15, 2007               8,000
    Marvin Titelbaum              January 1, 2006     August 1, 2007           100,092
    Medical Development Concepts  February 1, 2004    December 1, 2006          51,034
    Ronnie Antebi                 April 15, 2005      December 1, 2006          63,899 (2)
    Union Imaging Associates,Inc. Various (1)         Various (1)              393,014

Capitalized lease obligations:
    GE Financial Services         April 1, 2004       March 1, 2009             32,905
    GE Financial Services         December 5, 2005    November 5, 2009          34,925
    GE Financial Services         January 27, 2006    December 27, 2010         37,535
    MARCAP Financial Services     November 7, 2003    February 7, 2009         304,051
    CitiCapital                   October 30, 2004    September 30,2009         12,947
    Spur Imaging (Siemens)        April 1, 2006       September 1, 2011      1,071,427
    Toshiba Finance               January 18, 2004    March 18, 2008             6,822
    Toyota Financial Services     April 18, 2003      March 18, 2008             5,860
    Dell Financial Services       March 1, 2004       February 1, 2008           2,679
    Dell Financial Services       June 1, 2006        May 1, 2009                8,402
                                                                           -----------

                                  Total long-term debt                       2,346,400
                                  Less current portion                      (1,015,076)
                                                                           -----------
                                  Long-term debt net of current portion    $ 1,331,324
                                                                           ===========

(1) = Represents a series of notes used to acquire an additional 80% of the ownership of Union Imaging Associates, JV (UIA, JV), commencing March 2003 through April 2004. The purchase of additional ownership interest in UIA, JV brings the Company's total ownership in its related company UIA, Inc. to 88.88%. The final payments range from August 2006 through February 2009, the average payments are between $12,000 and $17,000 per month.
(2)   - See subsequent events footnote # 27.

NOTE 7 - METAIRIE MEDICAL EQUIPMENT LEASING CORPORATION.

On August 29, 2005, hurricane Katrina caused significant damage to the Greater New Orleans area including Metairie, Louisiana. As a result of this hurricane, power and access was lost to our center in Metairie. Due to the delays in the adjudication of its property and casualty claims submitted to its insurance company, and the costs and risks associated with repairing or replacing the medical equipment and running the facility, the Company has decided to discontinue the related business operations and has exited the facility in Metairie, Louisiana. While we have not been notified that the Company owes facility lease payments since exiting the building in Metairie, Louisiana, the Company is contingently liable for the facility lease payments of approximately $ 35,000 in potential obligations until it obtains a release from the related contract.

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

NOTE 9 - SETTLEMENT OF SERVICES FEES.

During the 4th Quarter of 2005 we settled outstanding fees for architectural services in the amount of $10,000 with Nick Tsapatsaris by agreeing to issue him 50,000 shares of the company's common stock. These shares were issued effective April 20, 2006.

NOTE 10 - UNSECURED PROMISSORY NOTE.

In February 2006 we entered into an unsecured promissory note with Jacov Hayut in the principal amount of $150,000. The loan is for a period of 12 months with interest at 15% per annum, monthly payments due are interest only with a lump sum payment of $150,000, due February 2007.

NOTE 11 - CONVERSION OF DEBT TO COMMON STOCK.

On April 20, 2006, Motti Sharon converted $89,500 of convertible notes into 500,000 shares of common stock, leaving a principal balance of $78,220 outstanding with respect to his note. On March 30, 2006 Motti Sharon converted $57,280 of convertible debt into 320,000 shares of common stock, see note 5. The 320,000 of common stock were subsequently transferred to Eliyahu Levy.

NOTE 12 - SETTING OF MINIMUM CONVERSION PRICE PER SHARE.

In May 2006 Jacov Hayut agreed to amend the terms of the 10% Notes from October 1999 by implementing a minimum conversion price of $0.179 per share.

NOTE 13 - CHANGES IN DIRECTORS AND OFFICERS:

On June 8, 2006, Mr. Jacov Hayut informed the Company that effective immediately he would step down as President, Secretary and as a member of the Company's board of directors.



On June 8, 2006, our board of directors unanimously approved a resolution appointing Paul W. Harrison to the board of directors filling the vacancy created by Mr. Jacov Hayut's resignation.

NOTE 14 - INVESTOR AWARENESS CONSULTING AGREEMENT:

On June 1, 2006, we entered into a Consulting Agreement with Investor Awareness, Inc. to provide financial public relations services. The Company agreed to pay a monthly retainer of $8,000 per month for six months with provisions to extend the Agreement based on the mutual agreement of the parties. In addition and pursuant to the terms of the Agreement, on September 15, the Board of Directors approved the issuance of 100,000 shares of its restricted common stock to Investor Awareness, Inc. for financial public relations services. On October 20, 2006, the 100,000 shares were issued to Investor Awareness, Inc.

NOTE 15 - SETTLEMENT OF OPEN MRI & IMAGING CENTER OF METAIRIE, LLC LAWSUIT:

In July, 2006 our insurance company notified us that it entered into a settlement agreement on our behalf in the amount of $20,000, in response to an April 2004 lawsuit served on Open MRI & Imaging Center of
Metairie, L.L.C. in the Civil District Court for the Parish of Orleans, state of Louisiana alleging misdiagnosing of a brain tumor on June 27, 2000, resulting in the death of a patient. The company has provided for the loss and gain from the insurance recovery in its financial statements in accordance with SAFS 5.

NOTE 16 - DIVESTITURE OF OWNERSHIP IN MODERN MEDICAL IMAGING AT ATRIUM:

In July, 2006, Modern Medical Modalities Corporation ("the Company") entered into a Letter of Intent to divest its ownership interests in Modern Medical Imaging at Atrium, L.L.C., a Limited Liability Company ("the L.L.C."). The transaction is to be structured in the form of a sale of the L.L.C. whereby 100% of the membership interest is acquired, in exchange for $250,000 in cash with specific provisions included for the timing of payments with the majority of payment due at closing. In addition, assignments will be included for the Company to assume certain accounts receivables and accounts payables as of the closing date of the transaction. On September 1, 2006, the Company entered into a definitive agreement with a privately-held organization and sold its ownership interests in Modern Medical Imaging at Atrium, L.L.C. for $250,000 under essentially the same terms and conditions as described above and outlined in the Letter of Intent. Even though the new owners of the Imaging Center at Atrium assumed the liabilities of the business, the Company is contingently liable for a long term facility lease, and medical equipment contracts that currently total approximately $1.3 million in potential obligations until the Company obtains releases from its guarantees related to the contracts.

NOTE 17 - TRANSFER OF CONTROLLING INTEREST OF THE COMPANY'S COMMON STOCK:

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

NOTE 18 - CONCORD EQUITY GROUP, LLC CONSULTING AGREEMENT:

On August 8, 2006, we entered into a Consulting Agreement with Concord Equity Group, LLC to provide investment banking and financial advisory services on a non-exclusive basis in exchange for a Warrant Agreement to purchase 100,000 shares of the Company's common stock at $0.30 within five years. In addition, the Company agreed to pay $34,000 in the form of an initial retainer fee of $10,000 and a monthly retainer of $2,000 per month for 12 months.

NOTE 19 - TELECOMMUNICATIONS LEASE AGREEMENT WITH VERIZON:

In March, 2006, we negotiated a Lease Agreement with Verizon for financing and providing telecommunications services and on March 9, 2006 a pre-payment was made in the amount of $2,851.25. The terms of the Agreement are 48 months at $2,851.25, and the Company is planning to expand its usage and incur an increase in the monthly payment from $2,851.25 per month to between $3,000 and $4,000 per month by the end of 2006.

NOTE 20 - INFORMATION TECHNOLOGY LEASE AGREEMENTS WITH IBM:

In July 2006, we signed a Lease Agreement with IBM for financing and providing information technology. The various contracts signed under the Agreement total $320,000. The terms of the Agreements include 48 months at approximately $9,200.00 per month. Each component of the information technology is billed and paid for separately. These leases are being accounted for as operating leases.

NOTE 21 - WARRANT AGREEMENT AND CONVERSION TO STOCK WITH DIRECTOR OF THE
COMPANY:

On August 23, 2006, we issued a Warrant for the right to buy 100,000 shares of the Company's common stock to Paul W. Harrison in connection with his appointment as a director of the Company. The Warrant Agreement terms include an exercise price of $0.18 per share, which was above market price at the time of the execution of the Warrant Agreement. The exercise date is August 23, 2006 and the expiration date is August 22, 2011. On August 24, 2006, Paul W. Harrison exercised his rights under the August 23, 2006 Warrant Agreement and bought 45,000 shares of the Company's common stock for $8,100. The 45,000 shares were issued on October 20, 2006.


NOTE 22 - WARRANT AGREEMENTS WITH NON-AFFILIATED PARTIES FOR OUTSIDE SERVICES:

We entered into Warrant Agreements with 3 non-affiliated parties for the rights to purchase 225,000 shares of the Company's common stock at an exercise price of $0.35 per share in return for providing company growth related services.

NOTE 23 - COMPANY PURCHASE OF PARTNERSHIP SHARE IN UNION IMAGING ASSOCIATES,
INC.

On September 1, 2006, we purchased Dr. Wolkstein's share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 350,000 shares of the Company's common stock with a valuation of $75,000 at the time of purchase, and a note for $27,000 to be paid in 18 payments of $1500.00 per month. The 350,000 shares of common stock were issued on October 20, 2006. As a condition of the purchase, the Company agreed to re-purchase the 350,000 shares from Dr. Wolkstein for $75,000 if for any consecutive 20 day period commencing September 1, 2008 through the last day of February 2009, the stock price was below $1.00 per share. The purchase of Dr.Wolkstein's ownership interest brings the Company's total ownership in UIA, Inc. to 88.88%.

NOTE 24 - CONSULTING AGREEMENT WITH BRETT BRIGGS, INC.

On September 15, 2006, we entered into a Consulting Agreement with Brett Briggs, Inc. to assist in further developing and expanding the business of the Company, and issued 100,000 shares of the Company's restricted stock in return for the services. The 100,000 shares were issued on October 20, 2006. In addition, the Company issued Fifty Thousand (50,000) Common Stock Warrants of the Company (the "Warrants") that are convertible into an equal number of shares of Common Stock of the Company as the Consulting Fee for Consultant's efforts pursuant to the Consulting Agreement. The Warrants shall have an exercise price of Seventy-Five Cents ($0.75) per share and shall have a thirty-six (36) month term. The Common Stock and the Warrants are subject to equitable adjustments for stock splits, stock dividends and similar events.

NOTE 25 - AGREEMENTS FOR PERFORMANCE BASED STOCK OPTIONS AND BONUSES:

On September 27, 2006 the Board of Directors of Modern Medical Modalities Corporation (the "Company") approved the grant of a total of 1,168,000 stock options pursuant to the Company's 2003 Stock Option Plan ("2003 Plan") to two employees and one non-employee director. Specifically, the Company issued performance-based stock options pursuant to Performance for Stock Options Agreements equal to a potential of 868,000 shares of the Company's common stock exercisable at $0.50 per share, based primarily on the Company achieving certain amounts of new revenue upon the successful completion of strategic acquisition opportunities ("Performance Based Stock Options"), and stock options to purchase 300,000 shares of the Company's common stock at an exercise price of $0.50 per share that vest one-third (1/3) annually from the date of grant ("Three-Year stock Options").

Mr. Paul W. Harrison, a non-employee director of the Company, received Performance Based Stock Options to purchase a potential of 434,000 shares, and Three-Year Stock Options to purchase 100,000 shares. Mr. Minesh Patel, the Company's Chief Financial Officer, and Mr. Bruce Phillips, the Company's Controller, each received Performance Based Stock Options to purchase a potential of 217,000 shares, and Three-Year Stock Options to purchase 100,000 shares.

In addition to the stock option grants, the Board of Directors approved Performance Bonus Agreements for Mssrs. Harrison, Patel, and Phillips whereby Mr. Harrison was allocated a total of $226,500 cash bonus, and Mssrs. Patel and Phillips were each allocated a total of $113,250 cash bonus, upon the Company achieving certain amounts of new revenue pursuant to the successful completion of strategic acquisition opportunities.

There are no material relationships between the Company or its affiliates and any of the parties that were granted the Performance Based Stock Options, Three-Year Stock Options and Cash Performance Bonus other than those described herein.

Note 26 - SHARE-BASED PAYMENTS IN ACCORDANCE WITH SFAS 123(R)

For the period September 30, 2006, we conducted an outside independent analysis and our own review, and based on the results, we recognized $145,362 in share-based payments related to warrants and stock options issued with the rights to exercise 1,643,000 shares of our common stock. The analysis and computation was performed based on our adoption of Statement of Financial Accounting Standards No. 123R, share-based payment (SFAS 123R), which requires the recognition of the fair value of stock-based compensation at the beginning of our next fiscal year (January 1, 2006) that followed the reporting effective date of December 15, 2005 for small business issuers.

NOTE 27 - SUBSEQUENT EVENTS:

On October 4, 2006, we were served with a lawsuit from Lindgren R.F. Enclosures, Inc ("Lindgren"). The lawsuit is for a claim made for payment related to goods and services provided to the Company in the amount of $17,764.40 together with interest and costs of the lawsuit. The Company believes that Lindgren did not finish the project as agreed to and left it unfinished, causing the Company to find another source to finish the project and incur additional expenses and costly business delays due to Lindgren's failure to perform. The Company is responding to Lindgren and related parties in an attempt to settle the Lawsuit by negotiating a compromise and more reasonable payment given the problems and expenses incurred by the Company.

On October 12, 2006, we were served with a lawsuit by MARCAP seeking $350,000 for amounts MARCAP claims is owed by the Company under an Agreement for the PET medical equipment. The Company is in the process of negotiating payments in order to cure any defaults that may exist and to settle the complaints brought by MARCAP.

On October 17, 2006 the Board of Directors of Modern Medical Modalities Corporation (the "Company") approved the grant of a total of 200,000 stock options pursuant to the Company's 2003 Stock Option Plan ("2003 Plan") to two employees. Specifically, the Company issued Stock Option Agreements for stock options to purchase 200,000 shares of the Company's common stock at an exercise price of $0.50 per share that vest one-third (1/3) annually from the date of grant ("Three-Year stock Options"). Ms. Elli Pittas, a manager in the Company, received Three-Year Stock Options with vesting provisions to purchase 100,000 shares at an exercise price of $0.50 per share. Mr. John Lentini, a manager in the Company, received Three-Year Stock Options with vesting provisions to purchase 100,000 shares at an exercise price of $0.50 per share.

On October 25, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $65,000. The loan is for a period of 24 months with an annual interest rate of 15%. The payments are to be made on the 26th of each month in 23 equal installments of $3,151.63 and 1 final installment of $3,151.67. The payments will commence on November 26, 2006.


On October 27, 2006, the Company paid Ronnie Antebi $64,545.48 as final payment on his original $175,000 note.

On November 1, 2006, the Company was notified that it was in default of meeting certain terms and conditions of an equipment agreement with Siemens. The Company owes Siemens approximately $213,000 and is working to negotiate a revised agreement or settlement with Siemens, and is seeking to refinance the equipment with another organization.

On November 9, 2006, we entered into a Loan Agreement with Irit and Yossi Azulai for $50,000. The terms of the Agreement include an annual interest rate of 20% and the loan is to paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company. In addition, the Company is to issue a Warrant for the rights to 50,000 shares of the Company's common stock with an exercise price based on the closing market price of the Company's common stock as November 9, 2006.

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

As of September 30, 2006, we own, operate, and manage three diagnostic imaging centers located in New Jersey. We currently operate and manage three centers in Union, New Jersey. Our ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities.

In order to grow more rapidly than the average market growth rate and to improve cash flows through economies of scale, we are implementing a dedicated acquisition program. We plan to seek out diagnostic imaging centers that are successful and profitable, and which already have at least 3-4 operating centers that work cohesively in a local network.

We believe that an expanded network of well-positioned clinics that continue to focus on the best possible patient care as well as work synergistically with other valued participants such as physicians, other professionals, employers, and insurance companies, will help position us to be a leader in each of its connected communities.

We are also expanding our management services to help improve the administrative and business activities of the operating clinics; and we are implementing advanced information systems to help improve efficiencies, track information on a real-time basis over the Web, increase operating profits, and provide valuable feedback for better decision making and service.

We also plan to raise capital to help fund its more rapid growth through acquisitions, and expects to deploy a very disciplined approach to each acquisition with an emphasis on producing an accretive, or value-added result, from each acquisition transaction.

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


Results of Operations:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED September 30, 2005.

                                                     2006              2005
                                                 -----------       -------------

Net revenues from services                       $ 5,333,000       $ 5,737,000

Cost of services provided                        $ 4,224,000       $ 4,206,000

Selling, general and administrative expenses     $ 1,032,000       $   690,000

Income/loss from operations                      $  (274,000)      $   374,000


Net Revenues from Services:

For the nine months ended September 30, 2006, net revenues from services totaled $5,333,000 as compared to $5,737,000 for the same period in 2005, resulting in a net decrease of $404,000. This decrease is attributable predominantly to a $410,000 decrease in revenues at our Metairie, La. Site that has been closed since hurricane Katrina and approximately $170,000 decrease in revenues from TSI Billing Services, Inc. This resulted from the January 2006 reversal of the transaction the Company entered into to acquire TSI Billing Services, Inc. in November 2003. These decreases were offset by approximately $30,000 increase in net revenues at the Company's Union Imaging Associates center in Union, NJ. This increase resulted from the installation of a new 1.5T Siemens MRI, this MRI allows the center to do new procedures, and it operates at a faster speed allowing additional procedures to be completed. Union Imaging Center, also in Union, NJ had increased net revenues of $146,000 resulting from additional equipment, longer office hours and aggressive marketing.

Cost of services provided:

For the nine months ended September 30, 2006, cost of services provided totaled $4,224,000 as compared to $4,206,000 for the same period in 2005, resulting in an increase of approximately $18,000. The increase in cost of services is related to increased volume at the Company's Union Imaging Center, LLC, of $83,000. These costs were offset by a reduction in cost at the Metairie, La. Center as a result of being closed since hurricane Katrina, approximately $54,000. The remaining difference was generated by the balance of the Company's centers.

Selling, general and administrative expenses:

For the nine months ended September 30, 2006, selling, general and administrative expenses totaled $1,032,000 as compared to $690,000 for the same period in 2005, resulting in an increase of approximately $342,000. This increase relates primarily to the Company's two Union Imaging Centers, approximately $269,000 and relates to additional marketing resulting in the increased volume discussed above. This increase was offset by the site closing of the Manalapan, NJ Center and the continued shut-down of the Company's Metairie, La., $73,000.

As part of our selling, general, and administrative expenses for the nine months ended September 30,2006, we recognized $ 145,000 in share-based payments related to warrants and stock options. See Note 26.

(Loss)/income from operations:

(Loss)/income from operations for the nine months ended September 30, 2006 was $(274,000) as compared to $ 374,000 for the same period in 2005 resulting in an decrease of approximately $648,000. This decrease primarily results from the reduced revenues resulting from the Company being forced to close its Metairie, La. Center as a result of hurricane Katrina, the reversal of the TSI Billing Services transaction and the charge to operations for compensation related to the issuance of options and warrants.


Results of Operations:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                                   ---------------------------
                                                      2006             2005
                                                   -----------     -----------

Net revenues from services                         $ 1,661,000    $ 2,017,000

Cost of services provided                            1,348,000      1,471,000

Selling, general and administrative expenses           649,000        329,000

(Loss)/income from operations                         (430,000)        74,000

Net revenues from services:

For the three months ended September 30, 2006, net revenues from services totaled $1,661,000 as compared to $2,017,000 for the same period in 2005, resulting in a decrease in net revenues of $356,000. This decrease is attributable to a $166,000 decrease in revenues at our Metairie, La. Site that has been closed since hurricane Katrina,approximately a $117,000 decrease in revenues resulting from the sale on August 1, 2006 of the Company's center in Manalpan, NJ and a $55,000 decrease in revenues from TSI Billing Services, Inc. The decrease in revenues from TSI Billing Services, Inc. resulted from the January 2006 reversal of the transaction the Company entered into to acquire TSI Billing Services, Inc. in November 2003. The remaining difference was generated by the balance of the Company's centers, resulting primarily from the normally slower summer period.

Cost of services provided:

For the three months ended September 30, 2006, cost of services provided totaled $1,348,000 as compared to $1,471,000 for the same period in 2005, resulting in an decrease of approximately $123,000. The decrease is attributable to the decreased volumes at our Metairie, La. and Manalapan, NJ Centers of approximately $50,000, as a result of their closing and sale respectively. The remaining difference of approximately $73,000 resulted from the Company's centers in Union, NJ, resulting primarily from the normally slower summer period.

Selling, general and administrative expenses:

For the three months ended September 30, 2006, selling, general and administrative expenses totaled $649,000 as compared to $329,000 for the same period in 2005, resulting in a increase of approximately $320,000. This increase results from increased marketing of our Union Imaging Associates site in Union NJ of approximately $134,000 and our Union Imaging Center, also in Union, NJ of approximately $41,000. This increased spending is in response increased competition and to the sale of the Manalapan Center and the closing of the Metairie, La. Center, to secure our position in the central New Jersey area.

As part of our selling, general, and administrative expenses for the three months ended September 30, 2006, we recognized $ 145,000 in share-based payments related to warrants and stock options. See Note 26.

(Loss)/income from operations:

Income from operations for the three months ended September 30, 2006 was $(430,000) as compared to $74,000 for the same period in 2005 resulting in a decrease of approximately $504,000. This decrease is primarily the result of the shutdown of our operations in Metairie, LA as a result of hurricane Katrina, the reversal of the TSI Billing Services transaction and the charge to operations for compensation related to the issuance of options and warrants.

Liquidity and Capital Resources:

As of September 30, 2006, we had a working capital deficiency of $2,017,487, as compared to a working capital deficiency of $1,046,097 as of December 31, 2005.

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

                           PART II - OTHER INFORMATION


Item 4. LEGAL PROCEEDINGS.

In addition to the legal proceedings discussed and reported on the Company's previous Form 10-QSB and 10-KSB filings, the Company is party to the following material legal proceedings:

On August 16, 2006 the Company was served with a lawsuit by MES. The lawsuit is essentially seeking to recover monetary payments in the amount of an estimated $77,000 associated with rents under a lease agreement, plus an amount equal to 5% of the facility's gross cash flow to be determined by an accounting, plus other expenses and costs as specified in the complaint. The Company also expects to assign any claim payments related to medical equipment that may be recovered from the Company's insurance policy to MES as part of reaching a settlement with MES. The Company has answered the lawsuit, and is seeking to settle the issues while defending its positions on each count.

On October 4, 2006, the Company was served with a lawsuit from Lindgren R.F. Enclosures, Inc ("Lindgren"). The lawsuit is for a claim made for payment related to goods and services provided to the Company in the amount of $17,764.40 together with interest and costs of the lawsuit. The Company believes that Lindgren did not finish the project as agreed to and left it unfinished, causing the Company to find another source to finish the project and incur additional expenses and costly business delays due to Lindgren's failure to perform. The Company is responding to Lindgren and related parties in an attempt to settle the Lawsuit by negotiating a compromise and more reasonable payment given the problems and expenses incurred by the Company.

On October 12, 2006, the Company was served with a lawsuit by MARCAP seeking $350,000 for amounts MARCAP claims is owed by the Company under an Agreement for the PET medical equipment. The Company is in the process of negotiating payments in order to cure any defaults that may exist and to settle the complaints brought by MARCAP.

Item 5. OTHER INFORMATION.

On October 3, 2006, the Company filed a report on Form 8-K announcing that on September 27, 2006 the Board of Directors of Modern Medical Modalities Corporation (the "Company") approved the grant of a total of 1,168,000 stock options pursuant to the Company's 2003 Stock Option Plan ("2003 Plan") to two employees and one non-employee director. Specifically, the Company issued performance-based stock options pursuant to Performance for Stock Options Agreements equal to a potential of 868,000 shares of the Company's common stock exercisable at $0.50 per share, based primarily on the Company achieving certain amounts of new revenue upon the successful completion of strategic acquisition opportunities ("Performance Based Stock Options"), and stock options to purchase 300,000 shares of the Company's common stock at an exercise price of $0.50 per share that vest one-third (1/3) annually from the date of grant ("Three-Year Stock Options").

Mr. Paul W. Harrison, a non-employee director of the Company, received Performance Based Stock Options to purchase a potential of 434,000 shares, and Three-Year Stock Options to purchase 100,000 shares. Mr. Minesh Patel, the Company's Chief Financial Officer, and Mr.
Bruce Phillips, the Company's Controller, each received Performance Based Stock Options to purchase a potential of 217,000 shares, and Three-Year Stock Options to purchase 100,000 shares.

In addition to the stock option grants, the Board of Directors approved Performance Bonus Agreements for Mssrs. Harrison, Patel, and Phillips whereby Mr. Harrison was allocated a total of $226,500 cash bonus, and Mssrs. Patel and Phillips were each allocated a total of $113,250 cash bonus, upon the Company achieving certain amounts of new revenue pursuant to the successful completion of strategic acquisition opportunities.

There are no material relationships between the Company or its affiliates and any of the parties that were granted the Performance Based Stock Options, Three-Year Stock Options and Cash Performance Bonus other than those described herein.


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

Dated: November 14, 2006

                                                By: /s/ Baruh Hayut
                                                    ---------------------------
                                                Name: Baruh Hayut
                                                Title: Chief Executive Officer


Dated: November 14, 2006

                                               By: /s/ Minesh Patel
                                                   ---------------------------
                                               Name: Minesh Patel
                                               Title: Chief Financial Officer