Form 10KSB
period 2006-12-31
MODERN MEDICAL MODALITIES CORP
filed 2007-04-20
CIK 902635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                                    ---------

(Mark One)

{X} Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended December 31, 2006.

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

       Registrant's telephone number, including area code: (908) 687-8840
       -------------------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes {X} No { }. Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ( ) No (X)

The issuer's net sales for the most recent fiscal year were $6,854,024

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 19, 2006 was approximately $4,613,235.

As of March 19, 2007 there were 22,678,218 shares of Common Stock, par value $.0002 per share, outstanding.

PART I

Item 1. Business

We provide a network of healthcare management and clinical services that is supported by our advanced, web-based, enterprise-wide information system. Our network of healthcare services is currently focused on the diagnostic imaging services specialty market, and has the capacity to service other multi-specialty markets. Our healthcare management and clinical services are delivered through a network of owned diagnostic imaging centers, joint venture operations, and contractual services agreements. The healthcare management services include marketing, procurement of medical equipment, facilities construction and maintenance, recruitment and training of technical and support staff, and administrative and information services, such as leasing, managed care and contract management, human resources, inventory management, and medical records, and billing and collections. The healthcare clinical services include magnetic resonance imaging (MRI), computerized axial tomography (CT Scan), positron emission tomography (PET), ultrasound, densitometry, mammography, nuclear medicine, and general radiography (X-ray).

We believe that our network of centers are being optimized by providing a full array of management and imaging services to better meet the varied needs of our customers, providers of care, and other participants in our growing network. In addition, we are seeking to maximize the productivity and quality of each center that we own, as well as of each network of centers we contract with, by providing integrated technology solutions through state-of-the art medical equipment and industry leading information management systems.

As of December 31, 2006, we own, operate, and manage three diagnostic imaging centers located in New Jersey. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities.

On a consolidated basis, we currently recognize the majority of our revenues from a range of diagnostic imaging services that allow us to leverage the variety of imaging systems in our network of centers, in order to potentially increase operating income once fixed costs are more rapidly covered with higher volumes of procedures performed. In addition, we are creating the infrastructure to expand our revenues through management services contracts with an increasing emphasis on providing web-based, comprehensive information services as the healthcare outpatient services and related markets to continue to grow and operate within larger networks.

Our diagnostic imaging centers are dependent on referrals from physicians and other healthcare professionals, and we intend to conduct direct marketing activities to consumers in order to supplement our valued referrals. In addition, the Company accepts referred patients that are insured through managed care contracts that help keep a more consistent volume of business flowing while requiring more competitive rates for procedures performed. We expect to continue to better integrate the optimal mix of managed care and traditional insurance covered services and reimbursements with consumer driven on-demand services and payments while maximizing the ratio of effective diagnostic imaging utilization over capacity in each center, and maintaining high quality patient outcomes and overall service.

In addition, we are creating the infrastructure to expand our revenues through management services contracts with an increasing emphasis on providing web-based, comprehensive information services as the healthcare outpatient services and related markets to continue to grow and operate within larger networks. We have positioned ourselves to participate in the expanding managed health care market and intend to seek out more joint ventures and collaborative contractual arrangements with hospitals, physician managed ambulatory centers, and other key participants in the industry.

On February 28, 2007 Modern Medical Modalities Corporation entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P. ("MTI-II") to acquire MTI-II's Medical Software Assets (the "Assets") in exchange for 1 million shares of the Company's common stock. The transaction closed on March 23, 2007. The Assets consist of medical computer software that organizes, manages, and maintains patient scheduling, registration, medical records, billing, and includes other customized components. The shares of Common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. Paul Harrison, a member of the Company's Board of Directors, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II. Mr. Harrison will be entitled to receive 562,500 shares of the Company's common stock issuable to MTI-II pursuant to this Agreement.

UNION JOINT VENTURE

In July 1990, Modern Medical entered into a Joint Venture Agreement with Union Imaging Associates, Inc. for the purpose of providing magnetic resonance and CT Scan imaging services to radiologists and other medical professionals, including leasing and financing equipment for use in such business. Modern Medical serves as the managing joint venture pursuant to the Union joint venture agreement and provides a comprehensive range of management services for the business including:

o     Hiring of personnel;
o     Leasing equipment;
o     Budgeting;
o     Contracting;
o     Billing;
o     Paying debts;
o     Making lease payments;
o     Information services; and
o     Making distributions to the joint venturers.

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

On September 1, 2006, we purchased Dr. Wolkstein's share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 350,000 shares of the Company's common stock with a valuation of $75,000 at the time of purchase, and a note for $27,000 to be paid in 18 payments of $1500.00 per month. The 350,000 shares of common stock were issued on October 20, 2006. As a condition of the purchase, the Company agreed to re-purchase the 350,000 shares from Dr. Wolkstein for $75,000 if for any consecutive 20 day period commencing September 1, 2008 through the last day of February 2009, the stock price was below $1.00 per share. The purchase of Dr. Wolkstein's ownership interest brings the Company's total ownership in UIA, Inc. to 88.88%.

METAIRIE MEDICAL EQUIPMENT LEASING

In June 1997, Metairie Medical Equipment Leasing Corp. was incorporated in the state of New Jersey, as a 100% owned subsidiary of Modern Medical. It consists of one Open MRI and primarily serves the personal injury market. It operates under the names of two wholly owned subsidiaries, Open MRI & Imaging of Metairie, LLC and Independence Imaging Center, LLC.

TSI Billing Service Inc.

In November 2003, we entered into an agreement to purchase 50% of TSI Billing Service (TSI Billing). TSI Billing is a billing company that has been providing billing services for various medical practices since 1994. Modern Medical also out-sources its billing services to TSI Billing. Effective January 1, 2006, the Company reversed the transaction it entered into with two of the shareholders of TSI Billing Services, Inc in November 2003. The shareholders of TSI Billing Services, Inc. returned the 200,000 shares of Modern Medical Modalities Corporation common shares issued to them for return of their 50% interest in TSI Billing Services, Inc. These shares were retired by Modern Medical Modalities Corporation, no gain or loss was recorded by Modern Medical Modalities Corporation.

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

Modern Medical Imaging at Atrium LLC

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

In July, 2006, we entered into a Letter of Intent to divest its ownership interests in Modern Medical Imaging at Atrium, L.L.C., a Limited Liability Company ("the L.L.C."). The transaction was structured in the form of a sale of the L.L.C. whereby 100% of the membership interest is acquired, in exchange for $250,000 in cash with specific provisions included for the timing of payments with the majority of payment due at closing. In addition, assignments will be included for the Company to assume certain accounts receivables and accounts payables as of the closing date of the transaction. On September 1, 2006, we entered into a definitive agreement with a privately-held organization and sold its ownership interests in Modern Medical Imaging at Atrium, L.L.C. for $250,000 under essentially the same terms and conditions as described above and outlined in the Letter of Intent. Even though the new owners of the Imaging Center at Atrium assumed the liabilities of the business, the Company is contingently liable for a long term facility lease, and medical equipment contracts that currently total approximately $1.3 million in potential obligations until the Company obtains releases from its guarantees related to the contracts.


DISCONTINUANCE OF METAIRIE, LOUISIANA BUSINESS:

We have decided to discontinue our business operations in the Greater New Orleans area and to abandon our facility in Metairie, Louisiana due to the significant damage caused by hurricane Katrina, the continued delays related to reaching a settlement with our insurance carrier, and the negative economic impact that has led to a loss from discontinuance of business of approximately ($320,000). We have provided for the loss and gain from the insurance recovery in our financial statements in accordance with SAFS 5.

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

Our services:

Modern Medical provides full managerial responsibility and control over facility operations at our medical technology centers, and offers the full range of services discussed below. The needs of a particular hospital or physician group determine the extent of the services offered in each instance, which Modern Medical can deliver either on a limited basis or through a full service medical technology center. In addition, a physician and a physician group provide professional services and interpret MRI or CT Scans. Modern Medical does not engage in the practice of medicine. Such physicians are not employees of Modern Medical. However, the most significant cost of operating an imaging center is the capital and finance costs of equipment.

Modern Medical provides equipment and related services, technical and support staffing, marketing, patient scheduling, billing and collection and management in all of Modern Medicals sites located throughout New Jersey, and has positioned itself to expand the information based side of the business by providing more information services with the support of its web-based, enterprise-wide information system.

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

Delivery of our services:

Modern Medical delivers its services to its customers through either contractual arrangements with hospitals and clinics or medical technology center arrangements with hospitals or physician groups, as discussed below. Modern Medical may acquire or contract with imaging centers utilizing a variety of ownership vehicles and collaborative agreements. Presently, Modern Medical operates its sites under joint venture agreements. Below is a description of Modern Medicals medical technology centers and radiology group centers:

Medical technology centers. Modern Medical will establish a medical technology center within a hospital or with a physician group through which Modern Medical will offer its full range of services. A hospital center is located on hospital campus, is affiliated with that hospital and provides both inpatient and outpatient services.

In addition to the equipment and facility services provided in its arrangements, Modern Medical provides at a medical technology center all technical and support staffing, expanded marketing services, patient scheduling, billing and collection services, management information systems, and other management services.

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

Our growth strategy and marketing plan

We expect to grow through a combination of acquisitions and direct marketing of our services to physicians and hospitals through various methods. The acquisitions targeted are expected to include diagnostic imaging centers, or management services companies that already have contracts with the same types of centers, and may include complimentary multi-specialty healthcare centers that enhance the network of services being provided by us. The direct marketing methods include telemarketing, direct solicitation, direct mail, and sponsorship of in service education programs for physicians and technical staff, and personal visits to physician offices. Modern Medicals management also attends many of the large radiology and other selected healthcare shows throughout the country.

Modern Medical is pursuing a strategy of building a network of more participants using its enterprise-wide information system, which will include additional hospital centers and physician managed ambulatory centers. In addition to acquiring new business, we expect to continue to engage in intensive marketing in areas of specialized physician groups, chiropractors, health maintenance organizations (HMO), preferred provider organizations (PPO), union locals, municipalities and insurance companies. Modern Medical currently negotiates discounts with large suppliers of patients, as allowed by law. Modern Medical's objective is to respond to the concerns of spiraling health care costs while maintaining quality of care to the patient. Increased volume and improved information management results in a reduction of the cost of each procedure because fixed costs at each facility are spread over a larger number of procedures. This reduction in cost is passed along to Modern Medicals contracted clients. In addition, in order to increase patient volume, Modern Medical has expanded its hours of operations, including extended hours during the week and weekend scheduling.

Modern Medical applies a variety of criteria in evaluating each prospective customer. These criteria include: (a) the extent of the hospitals' present diagnostic imaging services; (b) its competitive environment; (c) the size and type of facility; (d) the number of referring physicians and their specialties; (e) patient volume; and (f) the nature of the payors (private insurance programs, government reimbursement programs or other health or medical organizations).

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

For beneficial interests, which were created prior to the effective date of the Act, July 31, 1991, the practitioner could continue to refer patients, or direct an employee to do so, if the practitioner disclosed such interest to his patients. The disclosure must take the form of a sign posted in a conspicuous place in the practitioner's office. It must inform the patients of the beneficial interest and state that a list of alternative health care service providers could be found in the telephone directory, and All physicians who refer in the sites in New Jersey and also have a financial interest in those sites must have a signposted as mandated by the law.

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

Employees

As of December 31, 2006 Modern Medical employed 44 persons on a full-time basis and 28 persons on a part time basis. The following table reflects the employees per facility:

                                        Total      Full Time     Part Time
Modern Medical                            5            4              1
Metairie, LA                              1            1              0
Union Imaging Assoc., Union, NJ          36           24             12
Union Imaging Center, Union, NJ          28           15             13
PET Scan at Union Imaging                 2            0              2
                                         --           --             --
Total                                    72           44             28
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

On January 2, 2004, Union Imaging Associates has entered in a Pacs software purchase agreement, which consists of 60 payments of $2,000 a month with Neurostar Solutions Inc.

On September 1, 2003, Metairie Medical Equipment Leasing Corporation entered into a 36-month lease, which provided for the rental of a Siemens Open Viva MRI imaging system. Payments are $5,000 per month and began on October 03, 2003. This equipment was destroyed in August 2005 during hurricane Katrina, the leasing company agreed to waive the rental payments subsequent to hurricane Katrina in exchange for all insurance proceeds related to the Siemens Open Viva MRI imaging system.

Modern Medical entered into a lease with Commerce Commercial Leasing Corp for the purchase of the MRI unit in Manalapan, NJ. The amount financed is $265,000 for 5 years. Payments schedule listed in table below. This lease was assumed by Atrium Diagnostic Center, LLC in August 2006, when it acquired the Company's facility in Manalapan, NJ. The Company remains contingently liable on this lease.

Union Imaging Associates as sub-lessee entered into a lease with Spur Imaging for a Siemens 1.5T Symphony MRI, located in Union, NJ. Spur Imaging is the lessee of the equipment from Siemens financial Services. The amount financed is $1,000,000 for 5 years with an option to purchase the MRI for $100.

Payments schedule listed in table below:


                        Operating/                               # Of      Recurring        Leased/Loan
                        Financial       Start          End       Pymts      Payments           Amount
                        ----------     --------      --------    -----     ----------      -------------
GE-CT                   Operating      12/31/03      02/28/04      03      $     0.00      $
                                       03/31/04      05/31/04      03      $ 5,879.69      $
                                       06/30/04      06/30/06      24      $19,782.52      $
                                       07/31/06      09/30/06      03      $     0.00      $
                                       10/31/06      09/30/08      24      $23,062.61      $
                                       10/31/08      09/30/09      12      $19,782.52      $1,155,000.00
GE-Dell Hardware        Financing      01/14/04      12/14/08      60      $ 1,184.38      $   58,867.71
GE-Medrad Injector      Operating      05/11/04      04/11/09      60      $ 1,987.12      $   99,167.81
GE-Ultrasound &         Operating      04/17/04      07/17/04      03      $     0.00      $
  Bone Density                         08/17/04      07/17/09      60      $ 6,041.08      $  295,500.00
GE-Digital Mammo        Operating      12/17/04      02/17/05      03      $     0.00      $
                                       03/17/05      06/17/06      16      $ 8,320.46      $
                                       07/17/06      09/17/06      03      $     0.00      $
                                       10/17/06      07/17/08      22      $ 9,539.44      $
                                       08/17/08      11/17/09      16      $ 8,320.46      $  398,500.00
GE-iCAD SL GE V5.1      Financing      12/15/05      11/15/09      48      $ 1,067.93      $   42,503.90
Toyota                  Financing      03/01/03      02/01/08      60      $   343.04      $   18,000.00
Mas90                   Financing      11/01/04      10/01/07      36      $   430.36      $   20,000.00
Neurostar               Financing      02/01/04      01/01/09      60      $ 2,000.00      $  120,000.00
Dell                    Financing      04/01/03      05/01/09      60      $   474.76      $   14,299.00
Toshiba                 Financing      02/18/03      03/18/08      60      $   417.63      $   18,561.50
Citicorp                Financing      04/15/05      05/01/07      25      $ 1,000.00      $    5,000.00
Dell                    Financing      03/01/04      02/01/08      48      $   188.10      $    5,721.92
Marcap-PET Scan         Financing      02/07/04      02/07/09      60      $11,449.40      $  530,000.00
Siemens/Spur MRI        Financing      04/01/06      07/01/11      63      $22,684.00      $1,050,000.00
GE-Konica CR Sys        Financing      02/01/06      02/28/06      01      $   964.72      $
                                       03/01/06      12/31/10      58      $   913.01      $
                                       01/01/11      01/31/11      01      $   913.51      $   42,399.91
IBM-Hard/Software       Operating      07/01/06      10/31/10      48      $ 9,300.00      $  320,414.70
DocuTeam-copiers        Operating      01/03/07      12/31/12      60      $ 1,056.00      $   55,000.00


LONG TERM DEBT TABLE.

Capitalized leases: Union Imaging has a restrictive covenant relating to a master lease agreement with GE Healthcare Financial Services. This restrictive covenant requires Union Imaging Associates to be current in its lease payments before making any payments or distributions to Modern Medical Modalities Corporation.


Balance at
December 31, 2006     Debt holder                      Commencement date      Final payment date
-----------------    -----------------------------     -----------------      ------------------

Notes payable:

$  198,937.20        Howard Kessler, MD                March 18, 2005         April 1, 2007
$    5,000.00        Citicorp                          April 15, 2005         May 15, 2007
$  160,899.08        Two founding shareholders         Various                Open
$   68,901.04        Marvin Titelbaum                  January 1, 2006        January 1, 2008,
$   33,600.72        Medical Development Concepts      February 1, 2004       December 1, 2006
$  350,542.03        Union Imaging Associates,Inc.     Various (1)            Various (1)
$  150,000.00        Jacov Hayut                       February 9, 2006       February 9, 2007
$   50,000.00        Irit & Yossef Azulai              November 10, 2006      May 9,2010
$   62,660.87        Complete Flooring                 November 1, 2006       October 1, 2008
$  150,000.00        Complete Flooring                 December 6, 2006       November 5, 2010

Capitalized lease obligations:

$   29,833.20        GE Financial Services             April 1, 2004          March 1, 2009
$   32,532.33        GE Financial Services             December 5, 2005       November 5, 2009
$   35,824.64        GE Financial Services             January 27, 2006       December 27, 2010
$  270,835.46        MARCAP Financial Services         November 7, 2003       February 7, 2009
$   11,983.15        CitiCapital                       October 30, 2004       September 30,2009
$1,039,000.00        Spur Imaging (Siemens)            April 1, 2006          September 1, 2011
$    5,771.89        Toshiba Finance                   January 18, 2004       March 18, 2008
$    4,925.48        Toyota Financial Services         April 18, 2003         March 18, 2008
$    2,270.53        Dell Financial Services           March 1, 2004          February 1, 2008
$    7,778.29        Dell Financial Services           June 1, 2006           May 1, 2009
-------------


$2,671,295.96       Total long-term debt
$  929,367.37       Less current portion
-------------
$1,741,928.59       Long-term debt net of current portion
=============


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

(2)   - See subsequent events footnote # 30.

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

In February 2001 Modern Medical and Union Imaging Associates, JV entered into a five (5) year lease agreement for approximately 960 square feet on 418 Chestnut St. in Union, NJ for approximately $1,760 per month. Effective September 1, 2004, Union Imaging Associates, JV and Modern Medical took an additional 600 square feet for an additional $1,000 per month and extending the lease to February 1, 2007 and obtained an option to renew for an additional 3 years upon 180 days prior written notice of the Company's intent to exercise its option. The Company exercised its option to extend the lease for 3 years, extending the lease through February 1,2010.

On April 1, 2004 Modern Medical entered into a 10-year lease with an option for an additional 5 years, in Manalapan NJ. The lease is for approximately 5,620 square feet, the monthly rental is $11,240. The space was previously an imaging center, consisting of the following modalities: a MRI, Ultrasound, RF room, and Mammography. The previous tenant had abandoned the space. We also negotiated with the equipment financing company for the purchase of all the equipment except the MRI unit for $22,000. We purchased the MRI unit for $250,000 from Philips and financed it with Commerce Commercial Leasing Corp.

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

Other than the matters described above, we are not involved in any material legal proceedings.

Item 4. Submission of Matters to a vote of Security Holders

There were no matters submitted to a vote of security holders during the forth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol MODM. The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years.

Common Stock:
-------------
Fiscal 2006                High             Low
First Qtr                 $0.14            $0.06
Second Qtr                 0.35             0.09
Third Qtr                  0.50             0.08
Fourth Qtr                 0.95             0.36

Fiscal 2005
First Qtr                 $0.16            $0.10
Second Qtr                 0.51             0.06
Third Qtr                  0.51             0.15
Fourth Qtr                 0.22             0.06

On March 19, 2007, there were approximately 58 holders of record of Modern Medical's 22,678,218 outstanding shares of Common Stock.

On March 19, 2007, the last sale price of the Common Stock as reported on the OTC Bulletin Board was $0.80.

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

As of December 31, 2006, the Company owns, operates, and manages three diagnostic imaging centers located in New Jersey. The Company currently operates and manages three centers in Union, New Jersey. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities.

On a consolidated basis, the Company derives all of its revenues from multiple diagnostic imaging modalities and procedures that allow it to leverage the variety of imaging systems in each center, or in the shared network of centers, in order to potentially increase its operating income once fixed costs are more rapidly covered with higher volumes of procedures performed.

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

Results of Operations:

For the year ended December 31, 2006 compared to the year ended December 31, 2005:

Net Revenues from Services:

Net revenue from services has decreased approximately $924,000 to approximately $6,854,000 for the year ended December 31, 2006 from approximately $7,778,000 for the same period in 2005. This decrease resulted from a reduction in revenues of approximately $407,000 resulting from the Metairie, LA location that was closed due to Hurricane Katrina for the full year of 2006. A reduction of $137,000 revenues from MMM Imaging at Atrium was included only through August 1, 2006 when this center was sold. The balance of the reduction resulted from additional competition, $283,000 in reduced revenues at the Union Imaging Associates Center and $97,000 in reduced revenues at the PET Scan facility.

Cost of services provided:

For the year ended December 31, 2006, cost of services provided totaled approximately $5,494,000 as compared to approximately $5,530,000 for the same period in 2005, resulting in a decrease of approximately $36,000. These costs are affected by changes in volume and service mix, medical supplies, payroll, and facility costs. This decrease was primarily related to reduced film usage which was off-set by service contracts being acquired for our newer equipment as it aged out of the first year warranty phase.

Selling, General and Administrative (SG&A) Expenses:

For the year ended December 31, 2006, selling, general and administrative expenses totaled approximately $982,000 as compared to $1,044,000 for the same period in 2005, resulting in a decrease of approximately $62,000. This decrease related to reduced administrative payroll costs as a result of reduced volume. This reduction was off set by increased marketing for the Union Imaging Associates' and PET Scan at Union Imaging centers of approximately $60,000.

Liquidity and Capital Resources:

Modern Medical has a working capital deficiency of $1,239,668 at December 31, 2006 as compared to a working capital deficiency of $1,118,917 at December 31, 2005, resulting in an additional working capital deficiency of $324,175, due primarily to an increase in short term debt utilized to pay off some long-term debt, and additional cash needs for the closing of the Metairie, LA location.

Debt:

On March 18, 2005 Modern Medical entered into an unsecured loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable in 12 monthly payments of $8,333 with a lump sum due on the 13th month in the amount of $221,826.71 and bears an interest rate of 8% per annum. In March 2006, this note was extended 33 months under the same terms as the first 12 months. This loan funded the settlement of the DVI/US Bank loan settlement.

On April 15, 2005 Modern Medical entered into an unsecured loan agreement with Mr. Ronnie Antebi in the amount of $175,000 which bears interest at a rate of 15% per annum. The note payments commenced on May 15, 2005. This loan was utilized to fund the settlement of the CitiCorp lease. On October 27, 2006, the Company paid Ronnie Antebi $64,545.48 as final payment on his original $175,000 note.

Effective October 1, 2005 Union Imaging Associates entered into a 63 month financing lease with Siemens Medical Systems/Spur Imaging to acquire a Siemens 1.5T Symphony MRI unit. The amount financed is $1,050,000, payable at $22,684.00 per month commencing April 2006. Union Imaging Associates has the option to purchase the unit for $100 at the end of the lease.

Commencing March 20, 2003 through April 11, 2004, the Company acquired an additional 70% interest in Union Imaging Associates, JV. This additional 70% brought the Company's ownership of Union Imaging Associates, JV to 80%. It was acquired For varying prices totaling $1,525,000, payable in monthly installments over approximately 36 months. On September 1, 2006, we purchased Dr. Wolkstein's share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 350,000 shares of the Company's common stock with a valuation of $75,000 at the time of purchase, and a note for $27,000 to be paid in 18 payments of $1,500.00 per month. The 350,000 shares of common stock were issued on October 20, 2006. As a condition of the purchase, the Company agreed to re-purchase the 350,000 shares from Dr. Wolkstein for $75,000 if for any consecutive 20 day period commencing September 1, 2008 through the last day of February 2009, the stock price was below $1.00 per share. The purchase of Dr. Wolkstein's ownership interest brings the Company's total ownership in UIA, Inc. to 88.89%. The current combined monthly installments were $16,200 at December 31, 2006, these monthly payments will average approximately $9,972 in 2007, $9,722 in 2008 and $4,855 in 2009.

In February 2006, the Company entered into an unsecured note with Jacov Hayut in the amount of $150,000. The loan was for 12 months with interest at 15%, monthly payments are interest only with lump sum payment of $150,000 February 2007. This note was extended for 36 months under the same terms and conditions, except that the Company agreed to pay the note in full or in part at the lenders option upon the first equity capital raise or February 2010, which ever comes first.

On October 25, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $65,000. The loan is for a period of 24 months with an annual interest rate of 15%. The payments are to be made on the 26th of each month in 23 equal installments of $3,151.63 and 1 final installment of $3,151.67. The payments commenced on November 26, 2006.

On November 9, 2006, we entered into a Loan Agreement with Irit and Yossi Azulai for $50,000. The terms of the Agreement include an annual interest rate of 20% and the loan is to be repaid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company. In addition, the Company is to issue a Warrant for the rights to purchase up to 50,000 shares of the Company's common stock at an exercise price $0.70 per share, the closing market price of the Company's common stock on November 10, 2006.

On December 6, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $150,000. The loan is for a period of 48 months with an annual interest rate of 12%. The payments are to be made on the 6th of each month in 48 equal installments of $3,950.08. The payments commenced on January 6, 2006.

These are the only trends, commitments, events and/or material uncertainties known to Modern Medical.

CONVERTIBLE DEBT:

In October 1999, the Company issued an aggregate of $500,000 principal amount of it's 10% convertible notes to two investors which were due on October 18, 2000. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lower of: (a) 72.5% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion, or (b) $2.0625. At December 31, 2006, the total principal and interest outstanding was zero.

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

Therefore, 250,000 shares of common stock were issued immediately and the remaining 11,750,000 shares were issued approximately 75 days later on October 15, 2002. Based on conversion price of $.003625, $43,500 principal amount of the Notes converts into 12,000,000 shares of common stock. Mr. Hayut is required to transfer 2% of such shares received upon conversion to the previous Noteholder. After the issuance of the 11,750,000 shares of common stock, Mr. Hayut owned approximately 82% of the Company's issued and outstanding common stock at that time.

In May 2006 Jacov Hayut agreed to amend the terms of the 10% Notes from October 1999 by implementing a minimum conversion price of $0.179 per share. On December 21, 2006, Mr. Hayut converted the remaining outstanding balance of $129,156 into 339,886 shares at a conversion price of $0.38 per share.

Between June 2002 and July 2004 the company has issued an aggregate of $950,000 in principal amount of convertible secured promissory notes bearing interest at a rate of 9.25% per annum. On March 30, 2006, Motti Sharon converted a total of $57,280 of the convertible notes into

320,000 shares of common stock. On April 20, 2006, Motti Sharon converted an additional $89,500, of the convertible notes into 500,000 shares of common stock. On December 21, 2006, the Company converted the remaining $803,220 of the 9.25% convertible notes remaining outstanding. The conversion rate was $0.179 per share, resulting in 4,487,262 shares of common stock being issued. Modern Medical does not believe that its cash flow from operations will be sufficient to fund its ongoing operations and it will continue to have to raise capital to fund its operations. Modern Medical may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to the Company, if at all. These are the only trends, commitments, events and/or material uncertainties known to Modern Medical.

Going Concern

Modern Medical's December 31, 2006 and 2005 financial statements have been presented on a basis that it is a going concern. Although the Company has experienced financial gains for fiscal years ended December 31, 2006 and 2005 and has made improvements since last recording losses, the audit reports have an explanatory paragraph stating that Modern Medicals continued existence is in doubt.

Valuation of Accounts Receivable

Modern Medical values its uncollected accounts receivable as part of its determination of profit. Modern Medical constantly reviews the accounts receivable valuation. The continuing monthly review, gathering of additional information, as well as changing reimbursement rate, may cause adjustments to the accounts receivable valuation. Item 7. Financial Statements

See Pages F-1 to F-29

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

Item 8B.  Other Information

None.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act

The officers and directors of the Company, and further information concerning them, are as follows:

Name                Age    Position

Baruh Hayut         44     Chairman of the Board of Directors and CEO

Paul W. Harrison    52     Lead Director

Minesh Patel        35     Chief Operating Officer, Chief Financial
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

PAUL W. HARRISON was appointed to the Board of Directors of the Company in June 2006, and was subsequently appointed Lead Director of the Company in February 2007. From August 2005 to June 2006, Mr. Harrison was a consultant to the Company. Since 1994, he has been the Chairman and President of INEX Group, Inc, a technology holding company, and since 2004, the CEO of INEX's software subsidiary Attune, Inc. From 1998 to 2003, he was the Chairman and CEO of HealthWatch, a publicly-traded medical equipment and software company. From 1996 to 1998, he was the Chairman and CEO of Halis, Inc, a publicly-traded healthcare information systems company that was acquired by HealthWatch in 1998. From 1994 to 1998, Mr. Harrison was the CEO of PHE, Inc. and several other privately-held technology companies that were acquired. From 1993 to 1994, he was a Corporate Vice President with McKesson Corporation, a publicly-traded Fortune 500 healthcare company. From 1991 to 1993, he was the CEO of Biven, Inc., which was acquired by McKesson in 1993. From 1989 to 1991, Mr. Harrison was President of an information systems subsidiary with Lincoln National Corporation, a publicly-traded Fortune 500 financial services and insurance company. From 1986 to 1989, he was the President of Sotriss Corporation which was acquired by Lincoln National in 1989. He has a Business Degree (BBA) from Georgia State

University. He also has many professional certifications, including a Chartered Financial Consultant (ChFC), a Chartered Life Underwriter (CLU), a Fellow of the Life Management Institute (FLMI), an Associate in Life and Health Claims (ALHC), a Health Insurance Associate (HIA), and is also Certified in Commercial Real Estate Appraisal (CCRA), is Certified in Homeland Security (CHS), and is a Certified Forensics Consultant (CFC).

Family Relationships

There are no family relationships among the directors and executive officers.

Involvement in Certain Legal Proceedings

None of the directors or executive officers has, during the past five years:

      (a) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

      (b) Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

      (c) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

      (d) Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2006, beneficial owners complied with Section 16(a) filing requirements applicable to them, except: Baruh Hayut had a late Form 3 reflecting shares acquired from Jacov Hayut on July 10, 2006 (filed August 24, 2006); Minesh Patel had a late Form 3 reflecting a stock option granted on November 15, 2002 (filed October 10, 2006); Paul Harrison had a late Form 3 reflecting his appointment on June 8, 2006 (filed August 24, 2006) as well as one late Form 4 reflecting an option granted on September 24, 2006 (filed October 10, 2006). In addition, Issak Hayut did not file a Form 3 reflecting his purchase of shares on December 8, 2006.

Code of Ethics

The Company has not adopted a formal code of ethics because its executive officers are also directors, who are already subject to ethical and fiduciary standards imposed by law.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

None.

Audit Committee

We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. We do not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC, the Company's board of directors is deemed to be its audit committee. The Company's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members has sufficient knowledge and the experience necessary to fulfill the duties and obligations that an audit committee would have. Our board of directors intends, however, to review our governance structure and institute board committees as necessary and advisable in the future, to facilitate the management of our business.

Item 10. EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2006. The following table summarizes all compensation for fiscal year 2006 received by our Chief Executive Officer, and the Company's two most highly compensated executive officers who earned more than $100,000 in fiscal year 2006.

SUMMARY COMPENSATION TABLE

                                                                              Non-Equity     Non-Qualified
                                                                               Incentive       Deferred
Name and                                               Stock       Option        Plan        Compensation     All other
Principal                       Salary        Bonus    Awards      Awards    Compensation      Earnings      Compensation     Total
Position           Year           ($)          ($)      ($)         ($)           ($)             ($)            ($)           ($)
(A)                (B)            (C)          (D)      (E)         (F)           (G)             (H)            (I)           (J)
------------       ----       -----------     ----     -----       ------    ------------    -------------   ------------   --------
Baruh Hayut,       2006       $171,600(1)      $0       $0       $     0          $0              $0           $15,864      $187,464
Chairman
& CEO

Minesh Patel       2006       $ 66,690(1)      $0       $0       $95,000(2)       $0              $0           $ 6,500      $168,190


(1) = Does not receive any Director fees, the amount shown above is executive compensation.

(2) = Incentive options (100,000) & Performance options (217,000) at fair value of $0.30. These options are also included in the Option Award Chart above. (See page F-15, Footnote 6).

Narrative to Summary Compensation Table

The Company does not currently have any employment agreements with any of its executive officers.

Identification to the extent material of any item included under All Other Compensation (column (I)) in the Summary Compensation Table. Identification of an item shall not be considered material if it does not exceed the greater of $25,000 or 10% of all items included in the specified category in question set forth in paragraph (b)(2)(ix) of Item 402. All items of compensation are required to be included in the Summary Compensation Table without regard to whether such items are required to be identified.

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of our named executive officers outstanding as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2006 (See footnote
15):


OPTION AWARDS                                                                   STOCK AWARDS

Name         Number of    Number of       Equity                                                Equity     Equity
             securities   securities      Incentive                             Number  Market  incentive  incentive
             underlying   underlying      Plan                                  of      value   plan       plan
             unexercised  unexercised     Awards:                               shares  of      awards:    awards:
             options (#)  options (#)     Number of                             or      shares  number     Market
             Exercisable  Un-exercisable  Securities   Option      Option       units   or      of         or
                                          Underlying   Exercise    expiration   of      units   unearned   payout
                                          Unexercised  price ($)   date         stock   of      shares,    value
                                          Unearned                              that    stock   units      of
                                          options (#)                           have    that    or         unearned
                                                                                not     have    other      shares,
                                                                                vested  not     rights     units
                                                                                (#)     vested  that       or
                                                                                        ($)     have       other
                                                                                                Not        rights
                                                                                                Vested     that
                                                                                                (#)        have
                                                                                                           not
                                                                                                           vested
                                                                                                           ($)
Minesh Patel   25,000        192,000          0          $0.50       9/26/11      0       0       0           0
Minesh Patel        0        100,000          0          $0.50       9/26/11      0       0       0           0


DIRECTOR COMPENSATION

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2006.


Name                      Fees Earned or     Stock    Option      Non-       Change           All Other
                          Paid in Cash ($)   Awards   Awards     Equity      in Pension       Compensation
                                              ($)      ($)      Incentive    Value and           ($)
                                                                  Plan       Non-Qualified                      Total
                                                                   ($)       Deferred                             ($)
                                                                             Compensation
                                                                             Earnings
                                                                             ($)
Paul Harrison               $60,000(1)        $0    $160,000(2)     0           0                      0      $220,000

Minesh Patel                $66,690(3)        $0    $ 95,000(4)     0           0                 $6,500      $168,190



(1)=  Director fee with no written agreement or special arrangements.

(2)=  Incentive (100,000) & Performance (434,000) Options at fair value of
      $0.30.

(3)= Does not receive any Director fees, the amount shown above is executive compensation.

(4)=  Incentive (100,000) & Performance (217,000) Options at fair value of
      $0.30.

These options are also included in the Option Awards chart above.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 15, 2007 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of Modern Medical, each officer and director of Modern Medical and all officers and directors as a group. The table does not include securities exercisable into common stock that have not yet vested or are not exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each such person or entity is 439 Chestnut Street, 2nd Floor, Union, New Jersey 07083.

Name and Address Number of Shares Percentage of Beneficial
Owner Beneficially Owned (1) Common Stock

BIBY Family Partners, LLC(1)      8,625,000     36.84%

Issak Hayut                       2,905,028     12.41%
Ronnie Antebi                     2,172,000      9.28%
Jacov Hayut                       1,576,018      6.73%
Paul W. Harrison(2)               1,072,500      4.58%
Minesh Patel(3)                      25,000      0.11%

All officers and directors 9,722,500  41.53% as a group (3 persons)

(1) Mr. Barry Hayut, our Chairman and CEO, is the managing member of BIBY Family Partners, LLC, and has shared voting and dispositive power over the shares of common stock owned by BIBY Family Partners, LLC.

(2) Does not include 539,000 shares of common stock issuable upon the exercise of outstanding options which are not exercisable within 60 days from the date hereof.

(3) Does not include 292,000 shares of common stock issuable upon the exercise of outstanding options which are not exercisable within 60 days from the date hereof.


Equity Compensation Plan Information
----------------------------------------------------------------------------------------------
Plan Category      Number of Securities to be   Weighted-average      Number of Securities
                      issued upon exercise of   exercise price of     remaining available for
                       outstanding options      outstanding options,  future issuance under
                                                warrants and rights   equity compensation
                                                                      plans (excluding
                                                                      securities reflected in
                                                                      column (a))
-----------------------------------------------------------------------------------------------
Equity compensation       1,368,000                  $0.50                   1,132,000
plans approved by
security holders
-----------------------------------------------------------------------------------------------
Equity compensation         875,000                  $0.27                        -0-
plans not approved by
security holders
-----------------------------------------------------------------------------------------------


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

In June 2003, the Company issued an aggregate of $140,000 principal amount of its 9.25% convertible secured promissory notes to Jacov Hayut, which is due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. Jacov Hayut was a director and officer of Modern Medical at the time such loan was made. On June 8, Mr. Hayut resigned as an officer and director of Modern Medical. Jacov Hayut is the brother of Baruh Hayut, our Chairman and CEO.

Medical Equipment Solutions LLC., which consists of Ronnie Antebi, Yossef Azulai, and Shimon Elmalem, has a management agreement with Modern Medical. MES provides services in selecting, providing, and installing medical equipment. For these services, they are compensated 5% of Union Imaging Centers' collections and 6.5% for the Manalapan site collections. Ronnie Antebi has provided term financing for various loan restructurings and Mr. Antebi beneficially owns more than 5% of our outstanding shares of common stock.

In May, 2006, Modern Medical entered into an Information Systems Collaboration Agreement with Attune, Inc., a software company that also builds customized information systems. The agreement was for special licensing of business software and customizations that included computer source code at a cost of $65,200 plus support costs of $9,000 per year or $750 per month at the option of Modern Medical. Support costs were waived for the first year, and each subsequent year of software support starts in April. Paul W. Harrison, a member of the Modern Medical's Board of Directors is the President of INEX Group, Inc. which has a majority ownership interest in Attune, Inc. In September, 2006 Modern Medical added additional users of the Attune business software under the May, 2006 Information Systems Collaboration Agreement and paid Attune, Inc. an additional net fee of $8,880. Subsequently, in December, 2006, Modern Medical entered into an Addendum to the Information Systems Collaboration Agreement with Attune, Inc. to expand the special licensing of business software, obtain additional customization services, and secure outsourcing services to help manage an enterprise computer network and service center. Attune, Inc. agreed to forgo the first 90 days of costs it had incurred prior to entering into the Addendum, and beginning January 1, 2007, Modern Medical agreed to pay Attune, Inc. an additional fee of $5,373.00 per month for the expanded business software and services.

On February 28, 2007, Modern Medical entered into an Asset Purchase Agreement with MTI Partners II, L.P. to acquire MTI-II's Medical Software Assets in exchange for 1 million shares of Modern Medical's common stock. The transaction was completed in March of 2007. The Assets consist of medical computer software that organizes, manages, and maintains patient scheduling, registration, medical records, billing, and includes other customized components. The shares of Common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. Paul Harrison, a member of the Company's Board of Directors, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II. Mr. Harrison received 562,500 shares of the Company's common stock issued to MTI-II pursuant to this Agreement.

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

Item 14. Principal Accountant Fees and Services.

      The following table sets forth fees billed to us by our independent registered public accounting firm, Liebman Goldberg & Drogin, LLP, during the fiscal years ended December 31, 2006, and December 31, 2005, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered. The Company's board of directors has elected Minesh Patel as an audit committee member, which is to approve the audit services provided by Liebman Goldberg & Drogin, LLP and the fees incurred in connection therewith.

                     December 31, 2006          December 31, 2005
                     -----------------          -----------------
Audit Fees                $ 58,650                  $53,250
Tax Fees                  $  7,821                  $24,886
All Other Fees            $      0                  $     0



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Modern Medical Modalities Corporation

Date:  April 20, 2007                       By: /s/ Baruh Hayut
                                      --------------------------------
                                      Name:  Baruh Hayut
                                      Title: Chief Executive Officer



Pursuant to and in accordance with the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

--------------------------------------------------------------------------------
 Name                        Title                                 Date
--------------------------------------------------------------------------------

   /s/ Baruh Hayut             Chairman and Chief Executive     April 20, 2007
---------------------         Officer
      Baruh Hayut
--------------------------------------------------------------------------------

/s/ Minesh Patel            Chief Financial Officer, Chief      April 20, 2007
---------------------         Operating Officer and Director
Minesh Patel
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

Board of Directors Modern Medical Modalities Corporation and Subsidiaries Union, New Jersey

We have audited the accompanying consolidated balance sheet of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2006, and the related consolidated statements of income and operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2006, and the consolidated results of income and operations and their cash flows for each of the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

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

/s/ LIEBMAN GOLDBERG & DROGIN, LLP

Garden City, New York
April 11, 2007

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006


                                     ASSETS

                                                                         2006
                                                                         ----
Current assets:

Cash and cash equivalents                                             $  143,912
Accounts receivable (less contractual allowances of $3,837,200)        1,636,917

Prepaid expenses                                                         120,750
Other current assets                                                       7,106
                                                                      ----------

               Total current assets                                    1,908,685
                                                                      ----------

Property and equipment, net of accumulated depreciation
  of $2,513,284
                                                                       1,667,284
                                                                      ----------

Other assets:

Note receivable                                                           15,884
Deposits                                                                  39,427
                                                                      ----------

                Total other assets                                        55,311
                                                                      ----------

                   TOTAL ASSETS                                       $3,631,280
                                                                      ==========


                 See notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006


               LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

                                                                        2006
                                                                        ----
Current liabilities
Accounts payable                                                    $   343,450
Accrued expenses                                                      1,754,785
Current portion long term debt                                          929,367
                                                                    -----------

             Total current liabilities                                3,027,602
                                                                    -----------

Other liabilities:
Long term debt, net of current portion                                1,431,028
Loans payable shareholders
                                                                        310,900
                                                                    -----------

              Total other liabilities                                 1,741,928
                                                                    -----------

                 Total liabilities                                    4,769,530
                                                                    -----------

Minority interest                                                         4,927
                                                                    -----------

Commitments and contingencies

Stockholders' (deficiency):
Preferred stock, $0.0002 par value, authorized - 1,000,000
  shares, Issued and outstanding - 0 shares
Common stock, $0.0002 par value, authorized - 99,000,000
  shares, issued and outstanding - 21,197,468 shares                      4,239
Additional paid-in capital                                            6,264,371
Accumulated (deficit)                                                (7,411,787)
                                                                    -----------

          Total stockholders' (deficiency)                           (1,143,177)
                                                                    -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)         $ 3,631,280
                                                                    ===========

                 See notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS AND INCOME

                                                For the Years Ended December,
                                                -----------------------------
                                                    2006           2005
                                                    ----           ----
Operating income:

Net revenues from services                      $  6,854,024    $  7,778,418
Cost of services provided                          5,493,858       5,530,222
                                                ------------    ------------

Total operating income                             1,360,166       2,248,196
                                                ------------    ------------
Operating Expenses:
Selling, general and administrative                  981,679       1,043,848
Depreciation and amortization                        463,111         626,008
                                                ------------    ------------

Total operating expenses                           1,444,790       1,669,856
                                                ------------    ------------

(Loss) income from operations                        (84,624)        578,340
                                                ------------    ------------
Other (expenses) income:
Interest expense                                    (327,791)       (218,124)
Miscellaneous income                                       -          12,371
Loss from litigation settlement                      (20,000)              -
Loss on abandoned site                              (320,000)              -
Gain on sale of property asset                       185,669               -
Gain from insurance recoveries                        20,000               -
                                                ------------    ------------
Net other (expenses)                                (462,122)       (205,754)
                                                ------------    ------------
(Loss) income before income taxes and
 minority interests                                 (546,746)        372,586

Provision for income taxes                            79,255          68,476
                                                ------------    ------------

(Loss) income before minority interests             (626,001)        304,110

Minority interests                                    95,094        (108,660)
                                                ------------    ------------

Net (loss) income                               $   (530,907)   $    195,449

(Loss) income per share, basic and diluted      $      (0.03)   $       0.01
                                                ============    ============

Number of weighted average shares outstanding     15,425,992      14,706,471
                                                ============    ============

                  See notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                 Additional          Retained
                                            Number of           Common            Paid-In            Earnings
                                             Shares              Stock            Capital            (Deficit)             Total
                                           -----------        -----------        -----------        -----------         -----------
Balance at
December 31, 2004                           14,706,471        $     2,941        $ 4,515,715        $(7,076,329)        $(2,557,673)

Net income for the
year ended
December 31, 2005                                   --                 --                 --            195,449             195,449
                                           -----------        -----------        -----------        -----------         -----------

Balance at
December 31, 2005                           14,706,471              2,941        $ 4,515,715        $(6,880,880)        $(2,362,224)

Shares issued
 during 2006                                 6,490,996              1,298          1,535,228                  -           1,536,526

Value associated
 with SFAS 123(R)
 compensation                                       --                 --            213,428                  -             213,428

Net loss for the
year ended
December 31, 2006                                   --                 --                 --           (530,907)           (530,907)
                                           -----------        -----------        -----------        -----------         -----------

Balance at
December 31, 2006                           21,197,467        $     4,239        $ 6,264,371        $(7,411,787)        $(1,143,177)
                                           ===========        ===========        ===========        ===========         ===========


                 See notes to consolidated financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   For the years ended December 31,
                                                                                                   --------------------------------
                                                                                                        2006                  2005
                                                                                                   -----------          -----------
Cash flows from operating activities
  Net (loss) income                                                                                $  (530,907)         $   195,449
                                                                                                   -----------          -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
        Depreciation and amortization                                                                  463,111              626,008
        Contractual allowances                                                                         645,697             (646,611)
Increase (decrease) in cash attributable to changes
 in operating assets and liabilities:
        Accounts receivable                                                                           (514,048)             459,313
        Notes receivable - current portion                                                              12,905               19,096
        Prepaid expense                                                                               (120,750)                   -
        Other current assets                                                                               139               28,076
        Deposits and other assets                                                                       26,439              (23,310)
        Accounts payable                                                                              (516,619)             392,726
        Accrued expenses                                                                               900,581                3,988
                                                                                                   -----------          -----------
        Total adjustments                                                                              897,455              859,586
                                                                                                   -----------          -----------
Net cash provided by operating activities                                                              366,548            1,055,035
                                                                                                   -----------          -----------
Cash flows from investing activities:
        Fixed asset acquisitions                                                                      (204,536)          (1,695,110)
        Fixed asset dispositions                                                                       352,070                9,008
        Decrease in provision for site closing                                                               -             (100,000)
        Increase in minority interest                                                                 (276,094)              48,238
                                                                                                   -----------          -----------
Net cash (used) by investing activities                                                               (128,560)          (1,737,864)
                                                                                                   -----------          -----------
Cash flows from financing activities:
  Increase in common stock from conversion of debt                                                       1,129                   --
  Increase in additional paid in capital from
        Conversion of debt                                                                           1,207,189                   --
  Increase in common stock from issuance of shares                                                         169                   --
  Increase in additional paid in capital from
        Issuance of shares                                                                             328,039                   --
  Increase in shareholder loans                                                                         70,799                   --
  Increase in Additional Paid In Capital under SFAS 123R
        from issuance of employee stock
        Options and warrants                                                                           213,428
  Net increase long term debt                                                                          306,263            2,375,110
  Net (reduction) long term debt                                                                    (2,232,564)          (1,687,047)
                                                                                                   -----------          -----------
      Net cash (used) provided by financing activities                                                (105,548)             688,062
                                                                                                   -----------          -----------
Net increase in cash and cash equivalents                                                              132,440                5,233
Cash and equivalents, beginning of year                                                                 11,472                6,239
                                                                                                   -----------          -----------
              Cash and equivalents, end of year                                                    $   143,912          $        --
                                                                                                                             11,472
    Supplemental cash flow information
      Interest paid                                                                                $   267,329          $   179,408
                                                                                                   ===========          ===========
        Income taxes paid                                                                          $        --          $        --
                                                                                                   ===========          ===========
        Shares issued for conversion of debt                                                         5,845,996                   --
                                                                                                   ===========          ===========
        Shares issued in payment of consulting agreements                                              645,000                   --
                                                                                                   ===========          ===========
                 See notes to consolidated financial statements.


             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization and Business:

Modern Medical Modalities Corporation (the "Company") was incorporated in the State of New Jersey on December 6, 1989. The Company provides high technology medical equipment and management services to hospitals and physicians. Modern Modalities Corporation was incorporated in the State of New Jersey on June 4, 1990, for the same purpose. The two companies had common ownership, directors and officers. In July 1992 the two companies were merged under the laws of the State of New Jersey, by way of an agreement accounted for as a tax-free merger. The surviving corporation was Modern Modalities Corporation and was renamed Modern Medical Modalities Corporation.

Basis of Presentation:

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Union Imaging Center, LLC, Medical Marketing and Management, Inc., Somerset Imaging Corporation, Amherst Medical Equipment Leasing Corp., MRI Imaging Center at PBI Corporation, Metairie Medical Equipment Leasing Corp., West Paterson Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corp., its subsidiaries PET Scan at Union Imaging, LLC and Union Imaging Associates, Inc., owned 50% and 88.9%, respectively and its joint ventures, Plainfield MRI Associates, JV and Union Imaging Associates, JV, owned 84% and 90% respectively. By contract the Company manages these joint ventures, is the managing joint venturer and has unilateral control. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Net revenues from services are reported, when services are completed and billed, at their net realizable amounts from third party payers, patients, and others for services rendered at contractually established billing rates, which generally are at a discount from gross billing rates. Known and estimated differences between contractually established billing rates and gross billing rates ("contractual allowances") are recognized in the determination of net revenues from services at the time services are rendered. Subject to the foregoing and various State and Federal regulations, imaging centers operated or managed by the Company recognize revenue under one of the following two types of agreements with Interpreting Physician(s):

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (continued):

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (continued):

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (continued):

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

Advertising and Promotion Costs:

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the two years ended December 31, 2006 and 2005, such costs aggregated $116,000 and $128,800, respectively.


Retirement Plan:

The Company maintains a qualified 401-(k) wage deferral plan. Employees may defer a portion of their salary. The Company did not contribute to the plan during 2006 however, for 2005 the Company agreed to match 50% of employee contributions up to 6% of the employees compensation. For 2005 the Company portion of the matching program was $34,300, this amount was accrued for in 2005 and paid in 2007.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (continued):

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

NOTE 2 - GOING CONCERN UNCERTAINTY.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $1,118,917 as of December 31, 2006, and prior to 2005 had sustained significant losses from operations, which raised substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS.

Commencing March 20, 2003 through April 11, 2004, the Company acquired an additional 70% interest in Union Imaging Associates, JV. This additional 70% brought the Company's ownership of Union Imaging Associates, JV to 80%. It was acquired for varying prices totaling $1,525,000, payable in monthly installments over approximately 36 months. On September 1, 2006, we purchased Dr. Wolkstein's share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 350,000 shares of the Company's common stock with a valuation of $75,000 at the time of purchase, and a note for $27,000 to be paid in 18 payments of $1,500.00 per month. The 350,000 shares of common stock were issued on October 20, 2006. As a condition of the purchase, the Company agreed to re-purchase the 350,000 shares from Dr. Wolkstein for $75,000 if for any consecutive 20 day period commencing September 1, 2008 through the last day of February 2009, the stock price was below $1.00 per share. The purchase of Dr. Wolkstein's ownership interest brings the Company's total ownership in UIA, Inc. to 88.89%. The current combined monthly installments are $16,200 at December 31, 2006, these payments will average approximately $14,600 in 2007 and $13,000 in 2008.

Effective October 1, 2003, we acquired 50% of the outstanding shares of TSI Billing Services, Inc. for two hundred thousand restricted shares of Modern Medical Modalities Corporation. As part of this transaction the seller had the right starting November 1, 2004 to put the Company's shares to the Company. The Company has agreed that if the average selling price of its shares is less than $0.50 per share for the month of October 2004, that for the 45 day period starting November 1, 2004 it will reacquire the shares for $0.50 per share. No shares were put to the Company during that period. Effective January 1, 2006, the Company reversed the transaction it entered into with two of the shareholders of TSI Billing Services, Inc in November 2003. The shareholders of TSI Billing Services, Inc. returned the 200,000 shares of Modern Medical Modalities Corporation common shares issued to them for return of their 50% interest in TSI Billing Services, Inc. These shares were retired by Modern Medical Modalities Corporation, no gain or loss was recorded by Modern Medical Modalities Corporation.

Effective February 1, 2004, the Company, through a wholly owned subsidiary, Union Imaging Center, LLC entered into a lease & management agreement to operate and manage a radiology practice at 441 Chestnut Street, Union, NJ. This Center does approximately $2,900,000 in revenues per year. It is adjacent to the Union Imaging Associates center; the combined radiology practices offer a full range of imaging services.

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2006 AND 2005

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS (continued):

In relation to the Manalapan imaging center above: in July, 2006, we entered into a Letter of Intent to divest its ownership interests in Modern Medical Imaging at Atrium, L.L.C., a Limited Liability Company ("the L.L.C."). The transaction is to be structured in the form of a sale of the L.L.C. whereby 100% of the membership interest is acquired, in exchange for $250,000 in cash with specific provisions included for the timing of payments with the majority of payment due at closing. In addition, assignments will be included for the Company to assume certain accounts receivables and accounts payables as of the closing date of the transaction. On September 1, 2006, we entered into a definitive agreement with a privately-held organization and sold its ownership interests in Modern Medical Imaging at Atrium, L.L.C. for $250,000 under essentially the same terms and conditions as described above and outlined in the Letter of Intent. Even though the new owners of the Imaging Center at Atrium assumed the liabilities of the business, the Company is contingently liable for a long term facility lease, and medical equipment contracts that currently total approximately $1.3 million in potential obligations until the Company obtains releases from its guarantees related to the contracts.

NOTE 4 - PROPERTY AND EQUIPMENT.

Property and equipment are summarized by major classification as follows:

                                                         December 31,
                                      Useful lives           2006
                                      ------------       ------------
       Medical Equipment               5 - 10 years      $  3,325,644
       Furniture and Fixtures          3 -  5 years            39,041
       Automobiles                          5 years            19,865
       Computer equipment and software 3 -  5 years           200,653
       Leasehold improvements          5 - 10 years           595,366
                                                         ------------

                                                            4,180,569
       Less: Accumulated Depreciation
           and Amortization                                 2,513,284
                                                         ------------
                                                         $  1,667,284
                                                         ============
             Depreciation expense for the year
       ended December 31, 2006                           $    463,111
                                                         ============

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 5 - CONVERTIBLE DEBT

In May 2006 Jacov Hayut agreed to amend the terms of the 10% Notes from October 1999 by implementing a minimum conversion price of $0.179 per share. The minimum conversion price was set by reference to the terms of the original October 1999 issuance of the convertible debt agreement. The original debt agreement set the price at 72.5% the lowest bid price of the Common stock as reported on the OTC Bulletin for the 30 days prior to conversion, that price was $0.249. On December 21, 2006, Mr. Hayut converted the remaining outstanding balance of $129,156 into 339,886 shares at a conversion price of $0.38 per share.

Between June 2002 and July 2004 the company has issued an aggregate of $950,000 in principal amount of convertible secured promissory notes bearing interest at a rate of 9.25% per annum. On March 30, 2006, Motti Sharon converted a total of $57,280 of the convertible notes into 320,000 shares of common stock. On April 20, 2006, Motti Sharon converted an additional $89,500, of the convertible notes into 500,000 shares of common stock. On December 21, 2006, the Company converted the remaining $803,220 of the 9.25% convertible notes remaining outstanding. The conversion rate was $0.179 per share, resulting in 4,487,262 shares of common stock being issued.

NOTE 6 - EMPLOYEE STOCK OPTIONS AND RELATED BONUS PLANS

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 6 - EMPLOYEE STOCK OPTIONS AND RELATED BONUS PLANS, continued:

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

In addition to the stock option grants, the Board of Directors approved Performance Bonus Agreements for Messrs. Harrison, Patel, and Phillips whereby Mr. Harrison was allocated a total of $226,500 cash bonus, and Messrs. Patel and Phillips were each allocated a total of $113,250 cash bonus, upon the Company achieving certain amounts of new revenue pursuant to the successful completion of strategic acquisition opportunities.

There are no other material relationships between the Company or its affiliates and any of the parties that were granted the Performance Based Stock Options, Three-Year Stock Options and Cash Performance Bonus other than those described herein.

Table of stock options:

            Opening balance January 1, 2006:                    0

            Activity 2006:
                                  Additions:            1,368,000
                                  Deletions:                    0
                                                        ---------
            Closing balance December 31, 2006:          1,368,000
                                                        ---------

The weighted average remaining life of the options outstanding at December 31, 2006 is 4.77 years.

Note 7 - SHARE-BASED PAYMENTS IN ACCORDANCE WITH SFAS 123(R)

For the three month periods ended December 31, and September 30, 2006, we conducted an outside independent analysis and our own review, and based on the results, we recognized $145,362 and $68,066, respectively, in share-based payments related to warrants and stock options issued with the rights to exercise 2,043,000 shares of our common stock. The analysis and computation was performed based on our adoption of Statement of Financial Accounting Standards No. 123R, share-based payment (SFAS 123R), which requires the recognition of the fair value of stock-based compensation at the beginning of our next fiscal year (January 1, 2006) that followed the reporting effective date of December 15, 2005 for small business issuers.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 8 - LONG-TERM DEBT.

Long-term debt consists of the following:

                                                    December 31, 2006
                                                    -----------------
       Notes payable                                     1,225,541
       Capitalized lease obligations                     1,445,754

       Less current portion                               (929,367)
                                                        ----------

       Long-term debt, net of current portion           $1,741,928
                                                        ==========

Notes Payable:

During December 2002, the Company negotiated a 36 month note payable with Ronnie Antebi, a related third party. This note was utilized to pay the Bridge View Bank line of credit in full and provide working capital. The note carried an annual interest rate of 12% and was payable in 36 equal installments of $8,635.72, commencing on January 9, 2003 and the final payment December 9, 2005.

On March 18, 2005 Modern Medical entered into an unsecured loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable in 12 monthly payments of $8,333 with a lump sum due on the 13th month in the amount of $221,826.71 and bears an interest rate of 8% per annum. In March 2006, this note was extended 12 months through April 2007 and month to month after April 2007 under the same terms as the first 12 months. This loan funded the settlement of the DVI/US Bank loan settlement.

On April 15, 2005 Modern Medical entered into an unsecured loan agreement with Mr. Ronnie Antebi in the amount of $175,000 and bears an interest rate of 15% per annum. The note payments commenced on May 15, 2005. This loan was utilized to fund the settlement of the CitiCorp lease (see footnote 10). On October 27, 2006, the Company paid Ronnie Antebi $64,545.48 as final payment on his original $175,000 note.

Commencing March 20, 2003 through April 11, 2004, the Company acquired an additional 70% interest in Union Imaging Associates, JV. This additional 70% brought the Company's ownership of Union Imaging Associates, JV to 80%. It was acquired for varying prices totaling $1,525,000, payable in monthly installments over approximately 36 months. On September 1, 2006, we purchased Dr. Wolkstein's share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 350,000 shares of the Company's common stock with a valuation of $75,000 at the time of purchase, and a note for $27,000 to be paid in 18 payments of $1,500.00 per month. The 350,000 shares of common stock were issued on October 20, 2006. As a condition of the purchase, the Company agreed to re-purchase the 350,000 shares from Dr. Wolkstein for $75,000 if for any consecutive 20 day period commencing September 1, 2008 through the last day of February 2009, the stock price was below $1.00 per share. The purchase of Dr. Wolkstein's ownership interest brings the Company's total ownership in UIA, Inc. to 88.89%. The current combined monthly installments are $16,200 at December 31, 2006; these monthly payments will average approximately $14,600 in 2008 and $13,000 in 2008.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 8 - LONG-TERM DEBT (continued):
In February 2006, the Company entered into an unsecured note with Jacov Hayut in the amount of $150,000. The loan was for 12 months with interest at 15%, monthly payments are interest only with lump sum payment of $150,000 February 2007. This note was extended for 36 months under the same terms and conditions, except that the Company agreed to pay the note in full or in part at the lenders option upon the first equity capital raise or February 2010, which ever comes first.

On October 25, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $65,000. The loan is for a period of 24 months with an annual interest rate of 15%. The payments are to be made on the 26th of each month in 23 equal installments of $3,151.63 and 1 final installment of $3,151.67. The payments commenced on November 26, 2006.

On December 6, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $150,000. The loan is for a period of 48 months with an annual interest rate of 12%. The payments are to be made on the 6th of each month in 48 equal installments of $3,950.08. The payments commenced on January 6, 2006.

On November 9, 2006, we entered into a Loan Agreement with Irit and Yossi Azulai for $50,000. The terms of the Agreement include an annual interest rate of 20% and the loan is to paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company. In addition, the Company is to issue a Warrant for the rights to 50,000 shares of the Company's common stock with an exercise price $0.70, the closing market price of the Company's common stock on November 10, 2006.

Capitalized Lease Obligations:

The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. Accumulated depreciation of assets under capital lease at December 31, 2006 aggregated $665,938. The interest rates on these capital leases vary between 4.0% and 15.0% per annum. Monthly payments for these leases are approximately $39,000 for interest and principal. On November 1, 2006, the Company was notified that it was in default of meeting certain terms and conditions of an equipment agreement with Siemens. The Company owes Siemens approximately $180,000 plus penalties at December 31, 2006 and is working to negotiate a revised agreement or settlement with Siemens, and is seeking to refinance the equipment with another organization.

The future principal payments for long-term debt are as follows:

                                              December 31, 2006
                                              -----------------
                     2007                        $  466,737
                     2008                           358,813
                     2009                           266,701
                     2010                           243,675
                     2011 & Beyond                  105,830
                                                 ----------
                                                 $1,440,755
                                                 ==========

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 9 - RESTRUCTURING OF LONG-TERM DEBT

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

The Company has recorded an income tax provision (credit) at December 31, 2006 and 2005 of $ 79,255, and $ 68,476, respectively. The Company has a net operating loss carry-forward for federal income tax purposes of approximately $10,175,757, available to offset income taxes through [ 2016 - 2023. ]

The components of the Company's provision (benefit) for income taxes, for the fiscal years ended 2006 and 2005 are as follows:

Current:
Federal                                    $    --       $    --
State and local                             79,255        68,476

Deferred:
Federal                                         --            --
State and local                                 --            --
                                           -------       -------

Net income (loss)                          $79,255       $68,476
                                           =======       =======

A reconciliation of income tax computed at the federal and state statutory rates of 35% and 3%, respectively to income tax expense (benefit) is as follows:

                                                2006          2005
                                             ----------    ----------
U.S. Federal statutory rate                  $3,562,000    $3,361,000
State taxes                                     305,000       283,000
                                             ----------    ----------

Effective tax rate                           $3,867,000    $3,867,000
                                             ==========    ==========

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 10 - INCOME TAXES, continued:

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

                                               2006           2005
                                           -----------     -----------
Deferred tax assets:
       Net operating loss carryforward     $ 3,867,000     $ 3,644,000

       Less valuation allowance             (3,867,000)     (3,644,000)
                                           ------------    ------------
       Net deferred tax asset              $        --     $        --
                                           ============    ============

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carry forwards is limited under the change in stock ownership rules of the Code. As a result of ownership changes, which occurred in June 2002, the Company's operating loss carry forwards are subject to these limitations. Future ownership changes could also further limit the utilization of any net operating loss carry forwards as of that date.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 11 - Equity Compensation Plan Information

Plan category Number of Securities to Weighted-average Number of securities be issued upon exercise price of remaining available for of outstanding options, outstanding options, future issuance under warrants and rights warrants and rights equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plan Information


-------------- ----------------------------- --------------------   --------------------------
Plan Category   Number of Securities to be    Weighted-average      Number of Securities
                issued upon exercise of       exercise price of     remaining available for
                outstanding options           outstanding options,  future issuance under
                                              warrants and rights   equity compensation
                                                                    plans (excluding
                                                                    securities reflected in
                                                                    column (a))
-------------- ----------------------------- --------------------   --------------------------
Equity compensation       1,368,000                  $0.50                   1,132,000
plans approved by
security holders
----------------------------------------------------------------------------------------------
Equity compensation         875,000                  $0.27                        -0-
plans not approved by
security holders
------------------ ------------------------- --------------------   -------------------------


NOTE 12 - RELATED PARTY TRANSACTIONS [See Note 27 Subsequent Events].

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

In June 2003, the Company issued an aggregate of $140,000 principal amount of its 9.25% convertible secured promissory notes to Jacov Hayut, which is due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. Jacov Hayut was a Director and Officer of the Company until June 8, 2006 - See
Note 13.

Medical Equipment Solutions, which consist of Ronnie Antebi, Yossef Azulai, and Shimon Elmalem has a management agreement with the company and also are investors in the company either individually or collectively. MES provides services in selecting, providing, and installing medical equipment. For these services, they are compensated 5% of Union Imaging Centers' collection and 6% for the Manalapan site collections. Ronnie Antebi has provided term financing for various loan restructurings. The Company charged operations $143,762 in 2006 and $133,498 in 2005, December 31, 2006 and 2005, $36,109 & $5,126, respectively remained outstanding.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 12 - RELATED PARTY TRANSACTIONS (continued) [See Note 27 Subsequent
Events]:

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

On July 10, 2006, in connection with his resignation as the Company's President and Secretary, Jacov Hayut agreed to transfer 8,625,000 shares of the Company's common stock, representing 58.2% of the total shares issued and outstanding, to BIBY Family Partners, LLC, a Georgia limited liability company (the "Family Fund") controlled by Baruh Hayut, our Chairman and CEO - See Note 18.

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

In May, 2006, the company entered into an Information Systems Collaboration Agreement with Attune, Inc., a software company that also builds customized information systems. The Agreement was for special licensing of business software and customizations that included computer source code at a cost of $65,200 plus support costs of $9,000 per year or $750 per month at the option of the Company. Support costs were waived for the first year, and each subsequent year of software support starts in April. Paul W. Harrison, a member of the Company's Board of Directors is the President of INEX Group, Inc. which has a majority ownership interest in Attune, Inc. Subsequently, in December, 2006, the Company entered into an Addendum to the Information Systems Collaboration Agreement with Attune, Inc. to expand the special licensing of business software, obtain additional customization services, and secure outsourcing services to help manage an enterprise computer network and service center. Attune, Inc. agreed to skip the first 90 days of costs it had incurred prior to entering into the Addendum, and beginning January 1, 2007, the Company agreed to pay Attune, Inc. an additional fee of $5,373.00 per month for the expanded business software and services.

NOTE 13 - CHANGES IN DIRECTORS AND OFFICERS [See Note 30 - Subsequent Events]:

On June 8, 2006, Mr. Jacov Hayut informed the Company that effective immediately he would step down as President, Secretary and as a member of the Company's board of directors.

On June 8, 2006, our board of directors unanimously approved a resolution appointing Paul W. Harrison to the board of directors filling the vacancy created by Mr. Jacov Hayut's resignation.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 14 - COMMITMENTS AND CONTINGENCIES.

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

In February 2001 Modern Medical and Union Imaging Associates, JV entered into a five (5) year lease agreement for approximately 960 square feet on 418 Chestnut St. in Union, NJ for approximately $1,760 per month. . Effective September 1, 2004, Union Imaging Associates, JV and Modern Medical took an additional 600 square feet for an additional $1,000 per month and extended the lease to February 1, 2007 and obtained an option to renew for an additional 3 years upon 180 days prior written notice of the Company's intent to exercise its option.

April 1, 2004 the company entered into a 10-year lease with an option for an additional 5 years, in Manalapan NJ. The lease is for approximately 5,620 square feet, the monthly rental is $11,240. The space was previously an imaging center, consisting of the following modalities: a MRI, Ultrasound, X-ray RF room, and Mammography. The previous tenant had abandoned the space. We also negotiated with the equipment financing company for the purchase of all the equipment except the MRI unit for $22,000. We purchased the MRI unit for $250,000 from Philips and financed it with Commerce Commercial Leasing Corp. The facility is operating in a limited basis. This facility was sold in August 2006; the Company remains contingently liable on this lease. See footnote 3.

Table of future rent payments under non-cancelable property leases:

            YEAR                  Amount
            ----                  ------

            2007                  $293,000

            2008                  $276,000

            2009                  $276,000

            2010                  $276,000

            2011                  $ 63,000

            There after           $      0

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 14 - COMMITMENTS AND CONTINGENCIES, continued:

Facility rental expense charged to operations in 2006 and 2005 was $438,446 and $424,357, respectively

Modern Medical believes that its current facilities are adequate to operate its business.

NOTE 15 - LITIGATION.

Modern Medical Modalities Corporation has been served with a lawsuit in May 2004 in the District Court of Clark County, Nevada alleging a breach of contract with a marketing partner seeking in excess of $40,000 in damages. Modern Medical intends to vigorously defend itself in this suit. The company filed for a motion to dismiss, which was granted on July 2004. The plaintiff was given an opportunity to amend its complaint if it desired.

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

Open MRI & Imaging Center of Metairie, LLC was served with a lawsuit April 2004 in the Civil District Court for the Parish of Orleans, state of Louisiana alleging misdiagnosing of a brain tumor on June 27, 2000, resulting in the death of a patient. Our insurance company was notified it is in the process of settling the case within the terms of our insurance policy. The insurance company does not believe the claim will go to trial. In July, 2006 our insurance company notified us that it entered into a settlement agreement on our behalf in the amount of $20,000, in response to the April 2004 lawsuit referenced above. The company has provided for the loss and gain from the insurance recovery in its financial statements in accordance with SAFS 5.

In July, 2006, a dispute arose between the Company and Medical Equipment Solutions ("MES") as the lessor of the medical equipment located in the Company's Metairie, Louisiana facility. The equipment was damaged as a result of hurricane Katrina, and the dispute is over terms of the agreement related to the resolution of the damaged equipment and any claim proceeds the insurance carrier may pay to the Company. As a result of the dispute, on August 16, 2006 the Company was served with a lawsuit by MES. The lawsuit is essentially seeking to recover monetary payments in the amount of an estimated $77,000 associated with rents under a lease agreement, plus an amount equal to 5% of the facility's gross cash flow to be determined by an accounting, plus other unspecified amounts for other expenses and costs related to the complaint. The Company also expects to assign any claim payments related to medical equipment that may be recovered from the Company's insurance policy to MES as part of reaching a settlement with MES. The Company has answered the lawsuit and has provided for the loss and gain from the insurance recovery and potential damages as a result of the lawsuit in its financial statements in accordance with SAFS 5. In the first quarter of 2007 MES withdrew their suit.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 16 - SETTLEMENT OF ARCHITECTURAL SERVICES FEES.

During the 4th Quarter of 2005 we settled outstanding fees for architectural services in the amount of $10,000 with Nick Tsapatsaris by agreeing to issue him 50,000 shares of the company's common stock. These shares were issued effective April 20, 2006.

NOTE 17 - TRANSFER OF CONTROLLING INTEREST OF THE COMPANY'S COMMON STOCK.

On July 10, 2006, in connection with his resignation as the Company's President and Secretary, Jacov Hayut agreed to transfer 8,625,000 shares of the Company's common stock, representing 58.2% of the total shares issued and outstanding, to BIBY Family Partners, LLC, a Georgia limited liability company (the "Family Fund") controlled by Baruh Hayut, our Chairman and CEO. As managing member of the Family Fund, Mr. Baruh Hayut has sole voting and dispositive power over the shares and, as such, now controls a majority interest of the voting stock of the Company. The other members of the Family Fund are Mr. Hayut's spouse and two children. Each owns a 25% interest in the Family Fund.

NOTE 18 - DISCONTINUANCE OF METAIRIE, LOUISIANA BUSINESS.

On August 29, 2005, hurricane Katrina caused significant damage to the Greater New Orleans area including Metairie, Louisiana. As a result of this hurricane, power and access was lost to our center in Metairie. Due to the delays in the adjudication of its property and casualty claims submitted to its insurance company, and the costs and risks associated with repairing or replacing the medical equipment and running the facility, the Company has decided to discontinue the related business operations and has exited the facility in Metairie, Louisiana. While we have not been notified that the Company owes facility lease payments since exiting the building in Metairie, Louisiana, the Company is contingently liable for the facility lease payments of approximately $143,300 in potential obligations until it obtains a release from the related facility lease contract. The negative economic impact that has led to a loss from discontinuance of business of approximately ($320,000). The company has provided for the loss and the gain from the insurance recovery in its financial statements in accordance with SAFS 5.

NOTE 19 - INVESTOR AWARENESS CONSULTING AGREEMENT:

On June 1, 2006, we entered into a Consulting Agreement with Investor Awareness, Inc. to provide financial public relations services. The Company agreed to pay a monthly retainer of $8,000 per month for six months with provisions to extend the Agreement based on the mutual agreement of the parties. In addition and pursuant to the terms of the Agreement, on September 15, the Board of Directors approved the issuance of 100,000 shares of its restricted common stock with an estimated value of $25,000 based on a June 1, 2006 price per share of $0.25, which payment was made as an additional consideration to secure a more favorable and fixed monthly fee, from Investor Awareness, Inc. for financial public relations services. On October 20, 2006, the 100,000 shares were issued to Investor Awareness, Inc.

NOTE 20 - CONCORD EQUITY GROUP, LLC CONSULTING AGREEMENT:

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

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 21 - INFORMATION TECHNOLOGY LEASE AGREEMENTS WITH IBM:

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

NOTE 23 - CONSULTING AGREEMENT WITH BRETT BRIGGS, INC.

On September 1, 2006, we entered into a Consulting Agreement with Brett Briggs, Inc. to assist in further developing and expanding the business of the Company, and issued 100,000 shares of the Company's restricted stock with an estimated value of $35,000 based on a September 1, 2006 price per share of $0.255, in lieu of cash payments, in return for the services. The 100,000 shares were issued on October 20, 2006. In addition, the Company issued Fifty Thousand (50,000) Common Stock Warrants of the Company (the "Warrants") that are convertible into an equal number of shares of Common Stock of the Company as the Consulting Fee for Consultant's efforts pursuant to the Consulting Agreement. The Warrants shall have an exercise price of Seventy-Five Cents ($0.75) per share and shall have a thirty-six (36) month term. The Common Stock and the Warrants are subject to equitable adjustments for stock splits, stock dividends and similar events.

NOTE 24 - CONSULTING AGREEMENT WITH John McAuliffe.

On November 23, 2006, we entered into a Consulting Agreement with John McAuliffe to provide financial public relations services. Pursuant to the terms of the Agreement, on February 28, 2007, the Board of Directors approved the issuance of 200,000 shares of its restricted common stock with an estimated value of $120,000 based on a November 23, 2006 price per share of $0.60, in lieu of cash payments, to John McAuliffe for financial public relations services.

NOTE 25 - LINDGREN R.F. Enclosures, Inc. Lawsuit Settlement:

On October 4, 2006, we were served with a lawsuit from Lindgren R.F. Enclosures, Inc ("Lindgren"). The lawsuit is for a claim made for payment related to goods and services provided to the Company in the amount of $17,764.40 together with interest and costs of the lawsuit. The Company believes that Lindgren did not finish the project as agreed to and left it unfinished, causing the Company to find another source to finish the project and incur additional expenses and costly business delays due to Lindgren's failure to perform. In December 2006, the Company settled the lawsuit for $10,000.
\

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 26 - MARCAP Lawsuit

On October 12, 2006, we were served with a lawsuit by MARCAP seeking $350,000 covering the full amounts MARCAP claims where owed by the Company under a lease Agreement for medical equipment. The Company negotiated a settlement by agreeing to bring the lease current with four equal payments of $5,800, this cured any defaults that may have existed.

NOTE 27 - SUBSEQUENT EVENTS:

On January 1, 2007, we entered into a Investor Relations Agreement with R.J. Aubrey IR Services, LLC to provide financial public relations services. The Company agreed to the issuance of 100,000 shares of its restricted common stock with an estimated value of $80,000 based on a price per share of $0.80, in lieu of cash payments and 50,000 common stock warrants convertible into an equal number of shares at an exercise price of seventy five cents ($0.75)per share and have a 36 month term to R.J. Aubrey IR Services, LLC for financial public relations services.

On February 23, 2007 our board of directors established a Lead Director position, and approved Paul W. Harrison to fill the position, and provided a stock bonus of 360,000 shares of our common stock to Paul W. Harrison for taking on additional responsibilities of the Lead Director position and other relevant activities as designated by our board of directors. Our board of directors has determined that the Lead Director should have the following duties and responsibilities: advise the Chairman in scheduling board meetings and setting agendas involving the independent directors; convene meetings and lead executive sessions of the Company's independent directors, promote dialogue between directors; facilitate information flow and communications to the Company's shareholders and other related pertinent matters; assist the Board in fulfilling its responsibilities by meeting with the CEO to review and give input to the Company's strategic plan; perform other duties as specified by the board.

On February 28, 2007 Modern Medical Modalities Corporation entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P. ("MTI-II") to acquire MTI-II's Medical Software Assets (the "Assets") in exchange for 1 million shares of the Company's common stock. The transaction closed on March 23, 2007. The Assets consist of medical computer software that organizes, manages, and maintains patient scheduling, registration, medical records, billing, and includes other customized components. The shares of Common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. Paul Harrison, a member of the Company's Board of Directors, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II. Mr. Harrison will be entitled to receive 562,500 shares of the Company's common stock issuable to MTI-II pursuant to this Agreement.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 27 - SUBSEQUENT EVENTS (continued):

On February 27, 2007, we entered into a Consulting Agreement with Strategic Growth International, Inc. to provide financial public relations services. The Company agreed to pay a monthly retainer of $8,000 per month for six months and $9,000 per month after the Company completes its current capital raise with provisions to extend the Agreement based on the mutual agreement of the parties. In addition and pursuant to the terms of the Agreement, on February 27, 2007, the Board of Directors approved the issuance of 250,000 shares of its restricted common stock 400,000 of the Company's options to Strategic Growth International, Inc. ("SGI") for financial public relations services. The options will have a five-year duration and are exercisable at $0.80 per share. At the option of SGI, such options may be exercised on a cashless basis. The Company shall have the right to terminate the agreement on August 27,2007 upon 10 days prior written notice. Upon such termination on August 27, 2007, the Company will have the right to rescind 125,000 shares of common stock and 200,000 options. On April 5, 2007, upon mutual agreement the Company and Strategic Growth agreed to suspend the agreement. There are no further fees due unless the contract is reinstated. In consideration of the suspension of the agreements the parties agreed to a payment of 1/12 of 250,000 shares (equal to 20,750 shares) with an estimated value of $14,733 based on a price per share of $0.71, which payment was being made as additional consideration to secure a more favorable and fixed monthly fee and 1/12/of the option for 400,000 shares (equal to an option for 33,200 shares).

On March 6, 2007, we entered into a Loan Agreement with Irit and Yossi Azulai for $100,000. The terms of the Agreement include an annual interest rate of 20% and the loan is to paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company. In addition, the Company is to issue a Warrant for the rights to 100,000 shares of the Company's common stock with an exercise price $0.82 based on the closing market price of the Company's common stock as March 6, 2007.