Form 10QSB
period 2007-03-31
MODERN MEDICAL MODALITIES CORP
filed 2007-05-15
CIK 902635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on March 31, 2007 was 22,678,218 shares.

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Transitional Small Business Disclosure Format (check one):
Yes { } No {X}

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                                 March 31, 2007
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                 Page Number

Item 1. Financial Statements ..................................    3 - 10
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operation ..................    11 - 13
Item 3. Controls and Procedures ...............................       14

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities
        and Use of Proceeds ...................................    14 - 15
Item 4. Legal Proceedings .....................................       15
Item 5. Other Information .....................................    15 - 16
Item 6. Exhibits ..............................................       16
Signature Pages ...............................................    16 - 21

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            March 31,  December 31,
                                                              2007         2006
                                                           ----------  ------------
ASSETS
Current assets:
Cash and cash equivalents                                  $  138,536   $  143,912
Accounts receivable, less contractual allowances
        of $4,296,000 and $3,837,200, respectively          1,665,678    1,636,917
        Prepaid expenses                                      150,305      120,750
        Other current assets                                    2,851        7,106
                                                           ----------   ----------

                                    Total current assets    1,957,370    1,908,685
                                                           ----------   ----------
Property and equipment, net of accumulated
depreciation of $2,698,707 and $2,513,284 respectively      1,490,956    1,667,284
                                                           ----------   ----------
Other assets:
Purchased software                                            744,976           --
Note receivable                                                15,884       15,884
Deposits                                                       39,427       39,427
                                                           ----------   ----------
Total other assets                                            800,287       55,311
                                                           ----------   ----------

TOTAL ASSETS                                               $4,248,613   $3,631,280
                                                           ==========   ==========

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,     December 31,
                                                                        2007          2006
                                                                    -----------    ------------
     LIABILITIES AND STOCKHOLDERS' (DEFICIIENCY)

Current liabilities:

Accounts payable                                                    $   382,735    $   343,450
Accrued expenses                                                      1,822,757      1,754,785
Current portion long term debt                                        1,038,290        929,367
                                                                    -----------    -----------
                         Total current liabilities                    3,243,782      3,027,602
                                                                    -----------    -----------

Other liabilities:

Long term debt, net of current portion                                1,276,570      1,431,028
Loans payable shareholders, net of current portion                      310,900        310,900
                                                                    -----------    -----------

                         Total other liabilities                      1,587,470      1,741,928
                                                                    -----------    -----------

                            Total liabilities                         4,831,252      4,769,530
                                                                    -----------    -----------

Minority interest                                                       (82,612)         4,927
                                                                    -----------    -----------
Commitments and contingencies

Stockholders' (deficiency):

Preferred stock, $0.0002 par value, Authorized - 1,000,000 shares            --             --
  issued and outstanding - 0 shares
Common stock, $0.0002 par value, Authorized - 99,000,000 shares
  issued and outstanding - 22,678,218 shares                              4,535          4,239
Additional paid-in capital                                            7,452,450      6,264,371
Accumulated (deficiency)                                             (7,957,012)    (7,411,787)
                                                                    -----------    -----------

                         Total stockholders' (deficiency)              (500,027)    (1,143,177)
                                                                    -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)           $ 4,248,613    $ 3,631,280
                                                                    ===========    ===========

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS AND INCOME

                                                   For the three months ended
                                                             March 31,

                                                       2007             2006
                                                   ------------    ------------
Revenues:
     Net revenues from services                    $  1,826,344    $  1,906,302
     Cost of services provided                        1,379,412       1,407,132
                                                   ------------    ------------
Total gross profit                                      446,932         499,170
                                                   ------------    ------------
Operating Expenses:
     Selling, general and administrative                805,534         256,564
     Depreciation and amortization                      185,424         121,640
                                                   ------------    ------------
Total operating expenses                                990,958         378,204
                                                   ------------    ------------
(Loss) income from operations                          (544,026)        120,966
                                                   ------------    ------------
Other (expenses):
     Interest expense                                   (79,902)        (58,591)
                                                   ------------    ------------
Total other (expenses)                                  (79,902)        (58,591)
                                                   ------------    ------------
(Loss) income before income taxes and
   minority interest                                   (623,928)         62,375

Provision for income taxes                                8,837              --
                                                   ------------    ------------
(Loss) income before minority interest                 (632,765)         62,375

Minority interests                                       87,540         (21,895)
                                                   ------------    ------------
Net (loss) income                                  $   (545,225)   $     40,480
                                                   ============    ============
(Loss) income per share, basic and diluted         $      0.025    $      0.003
                                                   ============    ============
Number of weighted average shares outstanding        21,781,717      14,506,471
                                                   ============    ============

                       See notes to financial statements.

          MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,

                                                                2007           2006
                                                            -----------    -----------
Cash flows from operating activities
Net income                                                  $  (545,225)   $    40,480
                                                            -----------    -----------
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
              Depreciation and amortization                     185,424        121,640
              Contractual allowances                            458,800        886,327

Increase (decrease) in cash attributable to
  changes in operating assets and  liabilities:
              Accounts receivable                              (487,561)      (911,549)
              Prepaid expenses                                  (29,555)            --
              Other current assets                                4,255            469
              Deposits and other assets                              --            667
              Accounts payable                                   39,285        223,247
              Accrued expenses                                   67,972        (58,298)
                                                            -----------    -----------
              Total adjustments                                 238,620        262,503
                                                            -----------    -----------
Net cash provided by operating activities                      (306,605)       302,983
                                                            -----------    -----------
Cash flows from investing activities:
              Fixed asset acquisitions                           (9,096)      (124,673)
              Fixed Asset dispositions                               --         17,944
              Purchased software                               (744,976)            --
              Divesture of TSI Billing
                Services, Inc.                                       --       (221,182)
              (Decrease) increase in minority interest          (87,539)        21,895
                                                            -----------    -----------
Net cash (used) by investing activities                        (841,611)      (306,016)
                                                            -----------    -----------
Cash flows from financing activities:
              Increase in outstanding common shares                 296             24
              Increase in additional paid in capital
                From issuance of shares                       1,108,837         42,824
              Increase in additional paid in capital
                Under SFAS 123R from issuance of employee
                Stock options and warrants                       79,242             --
              Increase in loans payable shareholders                 --        150,000
              Increase long term debt                           100,000        126,299
              Decrease long term debt                          (145,535)      (303,254)
                                                            -----------    -----------
Net cash provided (used) by financing activities              1,142,840         15,893
                                                            -----------    -----------
Net (decrease) increase in cash and cash equivalents             (5,376)        12,860
Cash and equivalents, beginning of period                       143,912         11,472
                                                            -----------    -----------
Cash and equivalents, end of period                         $   138,535    $    24,332
                                                            ===========    ===========
Supplemental cash flow information
              Interest paid                                 $    84,578    $    49,313
                                                            ===========    ===========
              Income taxes paid                             $        --    $        --
                                                            ===========    ===========
              Shares issued for conversion of debt          $        --    $        --
                                                            ===========    ===========
              Common shares issued in payment of
                consulting & other agreements               $ 1,480,750    $        --
                                                            ===========    ===========

                        See notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2006.

NOTE 2 - LITIGATION:

No new litigation has occurred during the quarter ending March 31, 2007.

NOTE 3 - SHARE-BASED PAYMENTS IN ACCORDANDE WITH SFAS 123(R):

For the period ended March 31, 2007, we conducted an outside independent analysis and our own review, and based on the results, we recognized $79,242 in share-based payments related to warrants and stock options issued with the rights to exercise 2,226,200 shares of our common stock. The analysis and computation was performed based on our adoption of Statement of Financial Accounting Standards No. 123R, share-based payment (SFAS 123R), which requires the recognition of the fair value of stock-based compensation at the beginning of our next fiscal year (January 1, 2006) that followed the reporting effective date of December 15, 2005 for small business issuers.

NOTE 4 - R.J. AUBREY IR SERVICES AGREEMENT:

On January 1, 2007 we entered into a Investor Relations Agreement with R.J. Aubrey IR Services to provide financial public relations services. The Company agreed to the issuance of 100,000 shares of its restricted common stock with an estimated value of $80,000 based on a price per share of $0.80 in lieu of cash payments and 50,000 common stock warrants convertible into an equal number of shares at an exercise price of seventy-five cents ($0.75) per share and have a 36 month term to R.J. Aubrey IR Services, LLC for financial public relations services.

NOTE 5 - JOHN MCAULIFFE CONSULTING AGREEMENT:

On October 23, 2006, we entered into a Consulting Agreement with John McAuliffe to provide financial public relations services. Pursuant to the terms of the Agreement, on February 28, 2007 the Board of Directors approved the issuance of 200,000 shares of its restricted common stock with an estimated value of $120,000 based on a November 23, 2006 price per share of $0.60, in lieu of cash payments, to John McAuliffe for financial public relations services. In April 2007, the 200,000 shares were issued to John McAuliffe.

NOTE 6 - LEAD DIRECTOR POSITION ESTABLISHED:

On February 23, 2007 our board of directors established a Lead Director position, and approved Paul W. Harrison to fill the position, and provided a stock bonus of 360,000 shares of our common stock, valued at $284,400 based on $0.79 per share, to Paul W. Harrison for taking on additional responsibilities of the Lead Director position and other relevant activities as designated by our board of directors. Our board of directors has determined that the Lead Director should have the following duties and responsibilities: advise the Chairman in scheduling board meetings and setting agendas involving the independent directors; convene meetings and lead executive sessions of the Company's independent directors, promote dialogue between directors; facilitate information flow and communications to the Company's shareholders and other related pertinent matters; assist the Board in fulfilling its responsibilities by meeting with the CEO to review and give input to the Company's strategic plan; perform other duties as specified by the board.

NOTE 7 - MTI PARTNERS II, L.P. ASSET PURCHASE AGREEMENT:

On February 28, 2007 Modern Medical Modalities Corporation ("MODM") entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P. ("MTI-II") to acquire MTI-II's Medical Software Assets (the "Assets") in exchange for 1 million shares of MODM's common stock ("Common Stock") valued at $730,000 based on $0.73 per share. The transaction closed in March of 2007. The Assets consist of medical computer software that organizes, manages, and maintains patient scheduling, registration, medical records, billing, and includes other customized components. The shares of Common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. Paul Harrison, a member of the Board of Directors of MODM, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II. Mr. Harrison received 562,500 shares of MODM's Common Stock of the total 1 million shares issued to MTI-II pursuant to this Agreement.

The Assets purchased are expected to be used to bring new web-based, information system solutions to help automate and provide expanded outsourced management and business process services to our existing clinics, and to the large market of other outpatient clinics that are owned or operated by physicians (including radiologists), hospitals, employers, and health insurers. The Assets are expected to provide several benefits to us, including: (1) New sources of higher-margin revenues can be achieved as part of our new growth plan through offering the software as a service by bundling it as part of an outsourced management and business process service to other clinics. This benefit alone could help generate new revenues in the next year that exceed the cost of the Assets, and can generate new revenues over the next several years that are much higher than the cost of the Assets. In addition, the increased revenues expected from the Assets have the capability and are likely to improve our gross profit margins, and our overall profitability and balance sheet. It can also allow us to acquire other outsourcing services companies (such as billing companies), and consolidate them to a common operating system platform to improve customer service and profits, or to offer new on-demand services to the acquired customer base to generate additional, profitable revenues. (2) Improved management services and higher quality decisions can be realized through the use of the Assets that also include components such as a smart integrated database, customize-able business intelligence, and online dashboards. These additional components can be effectively used to monitor and manage key indicators in a real-time, integrated environment across our enterprise and to manage projected growth in our network of outpatient clinics that use our services. The Assets are also being further customized and fine-tuned to meet our specific needs in the existing clinics, and can be used to manage many other clinics in a network in order to adapt to inevitable changes, improve operations, and increase overall profitability and enterprise value. (3) An overall reduction in costs should be achieved because the software is already paid for and additional, on-going fees will be significantly reduced, or do not have to be paid, for the equivalent medical software in the marketplace as users are added to accommodate more patients, or when new clinics are added as we expand our business. This benefit alone could save us substantially more than the cost of the Assets as we expand our services to other clinics and reduce the inefficiencies and frustration with licensing and paying for duplicate versions from outside vendors.

NOTE 8 - STRATEGIC GROWTH INTERNATIONAL:

On February 27, 2007 we entered into a Consulting Agreement with Strategic Growth International, Inc. (SGI) to provide financial public relations services. The Company agreed to pay a monthly retainer of $8,000 per month for six months and $9,000 per month after the Company completes its contemplated capital raise with provisions to extend the Agreement based on the mutual agreement of the parties. In addition and pursuant to the terms of the Agreement, on February 27, 2007, the Board of Directors approved the issuance of 250,000 shares of its restricted common stock and 400,000 of the Company's options to SGI for financial public relations services. The options will have a five-year duration and are exercisable at $0.80 per share. At the option of SGI, such options may be exercised on a cashless basis. The Company shall have the right to terminate the Agreement on August 27, 2007 upon 10 days prior written notice. Upon such termination on August 27, 2007, the Company will have the right to rescind 125,000 shares of common stock and 200,000 options. On April 5, 2007, upon mutual agreement the Company and SGI agreed to suspend the agreement. There are no further fees due unless the contract is reinstated. In consideration of the suspension of the Agreement, the parties agreed to a payment of 1/12 of 250,000 shares (equal to 20,750 shares) with an estimated value of $14,733 based on a price per share of $0.71, which payment was being made as additional consideration to secure a more favorable and fixed monthly fee and a payment of 1/12 of the option for 400,000 shares (equal to an option for 33,200 shares).

NOTE 9 - AZOULAI LOAN AGREEMENT:

On March 6, 2007, we entered into a Loan Agreement with Irit and Yossi Azoulai for $100,000. The terms of the Agreement include an annual interest rate of 20% and the loan is to be paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company. In addition, the Company is to issue a Warrant for the rights to purchase 100,000 shares of the Company's common stock at an exercise price of $0.82.

NOTE 10 - SETTLEMENT OF MEDICAL EQUIPMENT SOLUTIONS DISPUTE:

In July 2006, a dispute arose between the Company and Medical Equipment Solutions ("MES") as the lessor of the medical equipment located in the Company's Metairie, Louisiana facility. The equipment was damaged as a result of hurricane Katrina, and the dispute is over terms of the agreement related to the resolution of the damaged equipment and any claim proceeds the insurance carrier may pay to the Company. As a result of the dispute, on August 16, 2006, the Company was served with a lawsuit by MES. The lawsuit is essentially seeking to recover monetary payments in the amount of an estimated $77,000 associated with rents under a lease agreement, plus an amount equal to 5% of the facility's gross cash flow to be determined by an accounting, plus other unspecified amounts for other expenses and costs related to the complaint. The Company also expects to assign any claim payments related to medical equipment that may be recovered from the Company's insurance policy from MES as part of reaching a settlement with MES. The Company has answered the lawsuit and has provided for the loss and gain from the insurance recovery and potential damages as a result of the lawsuit in its financial statements in accordance with SAFS 5. In the first quarter of 2007 MES withdrew their suit with Independence Imaging Center, LLC. On March 2, 2007 a signed order of dismissal of defendant Independence Imaging Center, LLC without prejudice, was filed in the Superior Court of Fulton County State of Georgia.

NOTE 11 - SUBSEQUENT EVENTS:

On April 13, 2007, we entered into an Agreement with Newbridge Securities Corporation, a Virginia corporation with offices in Ft. Lauderdale, Florida (the "Advisor"). The Company engaged the Advisor to render financial and business advisory consulting advice to the Company as an investment banker relating to financial and similar matters.

In consideration of the services to be rendered and performed by Newbridge during the term of this Agreement, the Company paid to the Advisor 250,000 shares of its restricted common stock ("Restricted Shares"), and will pay an additional 83,333 Restricted Shares on each of the three, six and nine month anniversaries of the date of the agreement, unless this Agreement has otherwise been terminated in accordance with Section 15 hereof. The Restricted Shares will be subject to standard piggyback registration rights. If this Agreement is terminated by the Advisor in accordance with Section 15 for any reason prior to the date that is three (3) months from the date hereof, Advisor shall return a prorated amount, prorated on a daily basis, of the initial 250,000 Restricted Shares to the Company for cancellation. Additionally, in the event that this Agreement is terminated as a result of Advisor no longer being a member in good standing of the NASD, Advisor shall return the initial 250,000 Restricted Shares to the Company for cancellation.

On April 1, 2007, we entered into an Agreement with Cohen Consulting (payable to Mark Cohen), for Consulting Services and agreed to pay $5,000 per month for a period of six months. The first month will be paid immediately upon execution of this agreement. We also agreed to issue to Cohen Consulting (Mark Cohen) 100,000 warrants exercisable at price of $0.75, and payable in 5 monthly increments of 16,666 warrants per month and 1 monthly increment of 16,670 warrants in the last month of the 6 month time frame. Such warrants will be of a five-year duration, and will have piggy-back registration rights. It is understood that the warrants may be exercised on a cashless basis at the option of Cohen Consulting (Mark Cohen).

On or about May 4, 2007, we received a letter claiming that we owe another organization for outside accounting preparation expenses that they incurred in connection with a due diligence that was performed by us and as part of a potential acquisition. The acquisition did not progress to a definitive agreement and the associated letter of intent has expired. We are reviewing the terms and conditions of the letter of intent, and are reviewing our records related to the due diligence in order to evaluate and respond to this matter.

On May 9, 2007 we entered into an Agreement with Marvin Teitelbaum. We agreed to pay him 50,000 shares of our common stock in connection with a previous conversion of debt, and for construction services provided to us.

On May 10, 2007, we entered into a Consulting Agreement with Southern Advisory Services, Inc. for them to provide merger and acquisition services on a non-exclusive basis, and introduce us to related opportunities. We agreed to pay Southern Advisory Services a performance fee equal to 4.25% of the total value of the transaction, payable in cash.

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

We believe that our network of centers are being optimized by providing a full array of management and imaging services to better meet the varied needs of our customers, providers of care, and other participants in our growing network. In addition, we are seeking to maximize the productivity and quality of each center that we own, as well as of each network of centers we contract with, by providing integrated technology solutions through state-of-the art medical equipment and industry leading information management systems. As of March 31, 2007, we own, operate, and manage three diagnostic imaging centers located in New Jersey. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities.

On a consolidated basis, we currently recognize the majority of our revenues from a range of diagnostic imaging services and that allow us to leverage the variety of imaging systems in our network of centers, in order to potentially increase operating income once fixed costs are more rapidly covered with higher volumes of procedures performed. In addition, we are creating the infrastructure to expand our revenues through management services contracts with an increasing emphasis on providing web-based, comprehensive information services as the healthcare outpatient services and related markets to continue to grow and operate within larger networks.

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

Results of Operations:

FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

                                                      2007             2006
                                                   -----------     -----------

Net revenues from services                         $ 1,826,000     $ 1,906,000

Cost of services provided                          $ 1,379,000     $ 1,407,000

Selling, general and administrative expenses       $   806,000     $   257,000

(Loss) income from operations                      $  (544,000)    $   121,000

Net Revenues from Services:

For the three months ended March 31, 2007, net revenues from services totaled $1,826,000 as compared to $1,906,000 for the same period in 2006, resulting in a net decrease of $80,000. This decrease is attributable predominantly to $115,000 decrease in revenues resulted from the sale of our Atrium Imaging Center in Manalapan, NJ on August 1, 2006, and partially offset by a $28,000 increase at our Union Imaging Center in Union, NJ. The balance of the decrease is due to cash receipts from accounts receivable being previously written off, and from our Metairie LA center that was closed as a result of damage after hurricane Katrina.

Cost of services provided:

For the three months ended March 31, 2007, cost of services provided totaled $1,379,000 as compared to $1,407,000 for the same period in 2006, resulting in a decrease of approximately $28,000. The decrease is attributable approximately $90,000 to the sale of our Atrium Imaging Center in Manalapan, NJ on August 1, 2006, partially offset by $62,000 in increased costs due to increased volume at our Union Imaging Center in Union, NJ.

Selling, general and administrative expenses:

For the three months ended March 31, 2007, selling, general and administrative expenses totaled $806,000 as compared to $257,000 for the same period in 2006, resulting in an increase of approximately $549,000. This increase results from approximately $354,000 in amortization of the non-cash value assigned to various consulting, investor relations, and investment banking contracts paid for by the issuance of capital shares of Modern Medical Modalities

Corporation, $90,000 in cash costs related to these investor relations and investment banking contracts, $30,000 in outside audit and consulting fees related to acquisition reviews, and $24,000 in travel costs related to the investor relations and investment banking service activities. The increase was also due to additional marketing costs in the NJ area, including the addition of two full-time marketers, which totaled approximately $21,000. This increased spending in marketing is in response to increased competition and the need for new marketing materials to support our new Siemens 1.5T MRI installed in Union, NJ. The increase was also due to approximately $24,000 in one time costs related to the installation of new software systems and $6,000 net in miscellaneous and other costs.

Income from operations:

Loss from operations for the three months ended March 31, 2007 was ($545,000) as compared to income of $121,000 for the same period in 2006 resulting in a decrease of approximately $665,000. This decrease is primarily the result of the amortization of the value of shares issued and other investor relation and investment banking costs of approximately $508,000, see above. The balance of the decrease resulted from the decrease in net revenues of approximately $80,000, an increase in marketing costs of $21,000, an increase of $24,000 in new software systems, additional depreciation of $64,000, and an offset by $22,000 in miscellaneous and other costs (see discussion on net revenues above).

Liquidity and Capital Resources:

As of March 31, 2007, we had a working capital deficiency of $1,286,412, as compared to a working capital deficiency of $1,118,917 as of December 31, 2006.

We do not believe that our cash flow from operations will be sufficient to fund our ongoing operations and we will continue to have to raise capital to fund our operations. We may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to we, if at all.

Debt:

Effective October 1, 2005 Union Imaging Associates entered into a 63 month financing lease with Siemens Medical Systems/Spur Imaging to acquire a Siemens 1.5T Symphony MRI unit. The amount financed is $1,050,000, payable at $22,684.00 per month commencing April 2006. Union Imaging Associates has the option to purchase the unit for $100 at the end of the lease. We are currently in negotiations to determine a revised, mutually acceptable payment plan.

These are the only trends, commitments, events and/or material uncertainties known to Modern Medical.

Item 3. Controls and Procedures

Evaluations of Disclosure Controls and Procedures

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2007 we entered into a Investor Relations Agreement with R.J. Aubrey IR Services to provide financial public relations services. The Company agreed to the issuance of 100,000 shares of its restricted common stock with an estimated value of $80,000 based on a price per share of $0.80 in lieu of cash payments and 50,000 common stock warrants convertible into an equal number of shares at an exercise price of seventy-five cents ($0.75) per share and have a 36 month term to R.J. Aubrey IR Services, LLC for financial public relations services.

On February 23, 2007 our board of directors established a Lead Director position, and approved Paul W. Harrison to fill the position, and provided a stock bonus of 360,000 shares of our common stock, valued at $284,400 based on $0.79 per share, to Paul W. Harrison for taking on additional responsibilities of the Lead Director position and other relevant activities as designated by our board of directors. Our board of directors has determined that the Lead Director should have the following duties and responsibilities: advise the Chairman in scheduling board meetings and setting agendas involving the independent directors; convene meetings and lead executive sessions of the Company's independent directors, promote dialogue between directors; facilitate information flow and communications to the Company's shareholders and other related pertinent matters; assist the Board in fulfilling its responsibilities by meeting with the CEO to review and give input to the Company's strategic plan; perform other duties as specified by the board.

On February 27, 2007 we entered into a Consulting Agreement with Strategic Growth International, Inc. (SGI) to provide financial public relations services. The Company agreed to pay a monthly retainer of $8,000 per month for six months and $9,000 per month after the Company completes its contemplated capital raise with provisions to extend the Agreement based on the mutual agreement of the parties. In addition and pursuant to the terms of the Agreement, on February 27, 2007, the Board of Directors approved the issuance of 250,000 shares of its restricted common stock and 400,000 of the Company's options to SGI for financial public relations services. The options will have a five-year duration and are exercisable at $0.80 per share. At the option of SGI, such options may be exercised on a cashless basis. The Company shall have the right to terminate the Agreement on August 27, 2007 upon 10 days prior written notice. Upon such termination on August 27, 2007, the Company will have the right to rescind 125,000 shares of common stock and 200,000 options. On April 5, 2007, upon mutual agreement the Company and SGI agreed to suspend the agreement. There are no further fees due unless the contract is reinstated. In consideration of the suspension of the Agreement, the parties agreed to a payment of 1/12 of 250,000 shares (equal to 20,750 shares) with an estimated value of $14,733 based on a price per share of $0.71, which payment was being made as additional consideration to secure a more favorable and fixed monthly fee and a payment of 1/12 of the option for 400,000 shares (equal to an option for 33,200 shares).

On February 28, 2007 Modern Medical Modalities Corporation ("MODM") entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P. ("MTI-II") to acquire MTI-II's Medical Software Assets (the "Assets") in exchange for 1 million shares of MODM's common stock ("Common Stock") valued at $730,000 based on $0.73 per share. The transaction closed in March of 2007. The Assets consist of medical computer software that organizes, manages, and maintains patient scheduling, registration, medical records, billing, and includes other customized components. The shares of Common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. Paul Harrison, a member of the Board of Directors of MODM, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II. Mr. Harrison received 562,500 shares of MODM's Common Stock of the total 1 million shares issued to MTI-II pursuant to this Agreement.

The issuances of Equity Securities described herein were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

Item 4. LEGAL PROCEEDINGS

Other than the legal proceedings discussed and reported on the Company's previous Form 10-QSB and 10-KSB filings, the Company is not party to any other material legal proceedings.

Item 5. OTHER INFORMATION.

On March 9, 2007, the Company filed a report on Form 8-K and on March 12, 2007, the Company filed an amendment to the Form 8-K announcing that on February 28, 2007 Modern Medical Modalities Corporation ("MODM") entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P. ("MTI-II") to acquire MTI-II's Medical Software Assets (the "Assets") in exchange for 1 million shares of MODM's common stock ("Common Stock"). The transaction closed in March of 2007. The Assets consist of medical computer software that organizes, manages, and maintains patient scheduling, registration, medical records, billing, and includes other customized components. The shares of Common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. Paul Harrison, a member of the Board of Directors of MODM, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II. Mr. Harrison received 562,500 shares of MODM's Common Stock of the 1 million shares issued to MTI-II pursuant to this Agreement.

Pursuant to the Agreement, MODM will assume MTI-II's transferable contract with Attune, an affiliate of MTI-II, for the licensing related to the Assets and other provisions that include development and support services. Additionally, MTI-II agrees that it and its partners will not, for a period of two years from the date of the Agreement, directly or indirectly engage in, or have any interest in any person, firm, corporation, or business that produces, manufactures, develops, markets, purchases, or sells medical software that is competitive with the Assets, without the prior written consent of MODM. Furthermore, for a period of two years from the date of this Agreement, neither MTI-II nor any of its employees or partners shall disclose, divulge, communicate, use to the detriment of MODM or for the benefit of any other person or persons, or misuse in any way any confidential information or trade secrets, including technology information, secret processes, know-how, formulas or other technical data transferred by MTI-II to MODM, without the prior written consent of MODM.

There are no material relationships between the Company or its affiliates and any of the parties to the Asset Purchase Agreement except as described herein, or in the Company's 2006 10-KSB filing.

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

Dated: May 15, 2007

                                                By: /s/ Baruh Hayut
                                                    ---------------------------
                                                Name: Baruh Hayut
                                                Title: Chief Executive Officer

Dated: May 15, 2007

                                               By: /s/ Minesh Patel
                                                   ---------------------------
                                               Name: Minesh Patel
                                               Title: Chief Financial Officer