Form 10QSB
period 2007-06-30
MODERN MEDICAL MODALITIES CORP
filed 2007-08-14
CIK 902635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

The number of shares outstanding of the registrant's Common Stock, $0.0002 Par Value, on June 30, 2007 was 23,748,217 shares.

Indicate by check mark whether registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                     Yes | |  No |X|

Transitional Small Business Disclosure Format (check one):
Yes { }  No   {X}

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                                  June 30, 2007
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.    Financial Statements.....................................     3 - 10
Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operation......................    11 - 15
Item 3.    Controls and Procedures..................................         15

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings........................................         16
Item 2.    Unregistered Sales of Equity Securities
           and Use of Proceeds......................................    16 - 17
Item 3.    Default Upon Senior Securities...........................         17
Item 4.    Submission of Matters to a Vote of Security Holders......         18
Item 5.    Other Information .......................................         18
Item 6.    Exhibits ................................................         18
Signature Pages.....................................................    19 - 25

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,  December 31,
                                                           2007         2006
                                                         ---------- ------------
ASSETS
Current assets
   Cash and cash equivalents                             $   54,662   $  143,912
   Accounts receivable (less contractual allowances
       of $2,758,000 and $3,837,200, respectively)        1,322,751    1,636,917
   Prepaid expenses                                         406,905      120,750
   Other current assets                                          --        7,106
                                                         ----------   ----------
           Total current assets                           1,784,319    1,908,685
                                                         ----------   ----------
Property and equipment, net of accumulated
   depreciation of $2,792,781 and $2,513,284              1,451,455    1,667,284
   respectively                                          ----------   ----------

Other assets
   Purchased software                                       762,760           --
   Note receivable                                           15,884       15,884
   Deposits                                                  32,771       39,427
                                                         ----------   ----------
Total other assets                                          811,415       55,311
                                                         ----------   ----------
TOTAL ASSETS                                             $4,047,188   $3,631,280
                                                         ==========   ==========

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     June 30,           December 31,
                                                                                                       2007                 2006
                                                                                                    -----------         -----------
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
        Accounts payable                                                                            $   515,660         $   343,450
        Accrued expenses                                                                              1,500,803           1,754,785
        Current portion long term debt                                                                  828,846             929,367
                                                                                                    -----------         -----------
                   Total current liabilities                                                          2,845,309           3,027,602
                                                                                                    -----------         -----------
Other liabilities:
      Long term debt, net of current portion                                                          1,287,184           1,431,028
      Loans payable shareholders,                                                                       235,899             310,900
                                                                                                    -----------         -----------
                   Total other liabilities                                                            1,523,083           1,741,928
                                                                                                    -----------         -----------
          Total liabilities                                                                           4,368,392           4,769,530
                                                                                                    -----------         -----------
Minority interest                                                                                      (139,322)              4,927
                                                                                                    -----------         -----------
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.0002 par value, authorized
   - 1,000,000 shares, issued and
   outstanding - 0 shares
Common stock, $0.0002 par value, authorized
   - 99,000,000 shares, issued and outstanding
   - 23,748,217 shares                                                                                    4,749               4,239
Additional paid-in capital                                                                            8,492,303           6,264,371
Accumulated (deficit)                                                                                (8,678,934)         (7,411,787)
                                                                                                    -----------         -----------
   Total stockholders'(deficit)                                                                        (181,882)         (1,143,177)
                                                                                                    -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)                                                        $ 4,047,188         $ 3,631,280
                                                                                                    ===========         ===========

                       See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS AND INCOME

                                                               For the six months ended              For the three months ended
                                                                        June 30,                               June 30,
                                                           --------------------------------        --------------------------------
                                                               2007                2006                2007                2006
                                                           ------------        ------------        ------------        ------------
Revenues:
     Net revenues from services                            $  3,240,928        $  3,671,865        $  1,414,584        $  1,765,562
     Cost of services provided                                2,590,233           2,875,319           1,210,821           1,468,187
                                                           ------------        ------------        ------------        ------------
Total Operating income                                          650,695             796,546             203,763             297,375
                                                           ------------        ------------        ------------        ------------
Operating Expenses:
     Selling, general and
       administrative                                         1,613,803             382,670             808,269             126,105
     Depreciation and amortization                              279,497             258,187              94,073             136,547
                                                           ------------        ------------        ------------        ------------
Total operating expenses                                      1,893,300             640,857             902,342             262,652
                                                           ------------        ------------        ------------        ------------
(Loss)income from operations                                 (1,242,605)            155,689            (698,579)             34,723
                                                           ------------        ------------        ------------        ------------
Other income (expenses):
     Interest expense                                          (159,083)           (160,573)            (79,181)           (101,982)
     Loss from litigation settlement                                 --             (20,000)                 --                  --
     Loss from discontinuance of business                            --            (363,841)                 --            (363,841)
     Gain from insurance recoveries                                  --             135,000                  --             135,000
                                                           ------------        ------------        ------------        ------------
Total other (expense)                                          (159,083)           (409,414)            (79,181)           (330,823)
                                                           ------------        ------------        ------------        ------------
(Loss) before income taxes and
  minority interest                                          (1,401,688)           (253,725)           (777,760)           (296,100)
Provision for income taxes                                        9,707                  --                 870                  --
                                                           ------------        ------------        ------------        ------------
(Loss) before minority interest                              (1,411,395)           (253,725)           (778,630)           (296,100)
Minority interests                                              144,248               7,201              56,709              29,096
                                                           ------------        ------------        ------------        ------------
Net (loss)                                                 $ (1,267,147)       $   (246,523)       $   (721,921)       $   (267,003)
                                                           ============        ============        ============        ============
(Loss)per share, basic and diluted                         $      (0.06)       $      (0.02)       $      (0.03)       $      (0.02)
                                                           ============        ============        ============        ============
Number of weighted average shares
  Outstanding                                                22,376,617          14,880,054          22,971,517          15,253,638
                                                           ============        ============        ============        ============

                       See notes to financial statements.

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        For the six months ended
                                                                                                                June 30,
                                                                                                    -------------------------------
                                                                                                        2007               2006
                                                                                                    -----------         -----------
Cash flows from operating activities
    Net income/ (loss)                                                                              $(1,267,147)        $  (246,523)
                                                                                                    -----------         -----------
    Adjustments to reconcile net loss to net cash provided (used) by operating activities:
    Depreciation and amortization                                                                       279,497             258,187
    Contractual allowances                                                                           (1,115,200)         (1,207,866)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
               Accounts receivable                                                                    1,429,366           1,112,907
               Prepaid expenses                                                                        (286,155)                 --
               Other current assets                                                                       7,106              (9,233)
               Deposits and other assets                                                                  6,656               1,373
               Accounts payable                                                                         172,210             405,815
               Accrued expenses                                                                        (253,982)            144,304
                                                                                                    -----------         -----------
        Total adjustments                                                                               239,498             705,488
                                                                                                    -----------         -----------
Net cash (used)provided by operating activities                                                      (1,027,649)            458,964
                                                                                                    -----------         -----------
Cash flows from investing activities:
               Fixed asset acquisitions                                                                 (63,668)           (139,533)
               Fixed Asset dispositions                                                                      --              17,944
               Purchased software                                                                      (762,760)                 --
               Loss on divesture of TSI Billing Services, Inc.                                               --            (224,182)
               (Decrease)increase in minority interest                                                 (144,248)              7,201
                                                                                                    -----------         -----------
Net cash (used) by investing activities                                                                (970,676)           (338,570)
                                                                                                    -----------         -----------
Cash flows from financing activities:
               Increase in outstanding common shares                                                        510                 134
               Increase in additional paid in capital                                                 2,227,932             142,214
               (Decrease)increase in loans payable shareholders                                         (75,000)            150,000
               Increase long term debt                                                                  138,000              30,618
              (Decrease)long term debt                                                                 (382,367)           (391,619)
                                                                                                    -----------         -----------
Net cash provided(used) by financing activities                                                       1,909,075             (68,653)
                                                                                                    -----------         -----------
Net (decrease)increase in cash and cash equivalents                                                     (89,250)             51,741
Cash and equivalents, beginning of period                                                               143,912              27,444
                                                                                                    -----------         -----------
Cash and equivalents, end of period                                                                 $    54,662         $    79,185
                                                                                                    ===========         ===========
Supplemental cash flow information
        Interest paid                                                                               $   212,360         $   109,223
                                                                                                    ===========         ===========
        Income taxes paid                                                                           $        --         $        --
                                                                                                    ===========         ===========
        Shares issued for conversion of debt                                                                 --                  --
                                                                                                    ===========         ===========
Shares issued in payment of consulting & other agreements                                             1,780,750                  --
                                                                                                    ===========         ===========

                        See notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2006.

NOTE 2 - LITIGATION:

No new litigation has occurred during the quarter ending June 30, 2007.

NOTE 3 - SHARE-BASED PAYMENTS IN ACCORDANCE WITH SFAS 123(R):

For the period ended June 30, 2007, we conducted an outside independent analysis and our own review, and based on the results, we recognized $406,309 in share-based payments related to warrants and stock options issued with the rights to exercise 5,618,198 shares of our common stock. The analysis and computation was performed based on our adoption of Statement of Financial Accounting Standards No. 123R, share-based payment (SFAS 123R), which requires the recognition of the fair value of stock-based compensation at the beginning of our next fiscal year (January 1, 2006) that followed the reporting effective date of December 15, 2005 for small business issuers.

NOTE 4 - STRATEGIC GROWTH INTERNATIONAL:

On February 27, 2007 we entered into a consulting agreement with Strategic Growth International, Inc. (SGI) to provide financial public relations services. The Company agreed to pay a monthly retainer of $8,000 per month for six months and $9,000 per month after the Company completes its contemplated capital raise with provisions to extend the agreement based on the mutual agreement of the parties. In addition and pursuant to the terms of the agreement, on February 27, 2007, the Board of Directors approved the issuance of 250,000 shares of the Company's restricted common stock and option for 400,000 shares of the Company's common stock to SGI for financial public relations services. The options will have a five-year duration and are exercisable at $0.80 per share. At the option of SGI, such options may be exercised on a cashless basis. The Company shall have the right to terminate the agreement on August 27, 2007 upon 10 days prior written notice. Upon such termination on August 27, 2007, the Company will have the right to rescind 125,000 shares of common stock and 200,000 options. On April 5, 2007, upon mutual agreement, the Company and SGI agreed to suspend the agreement. There are no further fees due SGI unless the agreement is reinstated. In consideration of the suspension of the agreement, the parties agreed to a payment of 1/12 of the option for 400,000 common shares (equal to an option for 33,200 shares), as well as a payment of 1/12 of the 250,000 common shares, or 20,750 shares with an estimated value of $14,733 based on a per share price of $0.71 on April 5, 2007, which payment was being made as additional consideration to secure a more favorable and fixed monthly fee.

NOTE 5 - PURCHASE OF EQUIPMENT FROM MEDICAL EQUIPMENT SOLUTIONS, INC:

On June 11, 2007, we purchased an automobile from Medical Equipment Solutions, Inc. for $48,000. The terms were a $10,000 down payment with the balance paid in 36 monthly payments of $1,226 per month with a 10% annual interest rate. In addition to the purchase price, we issued Medical Equipment Solutions, Inc. a warrant with a five-year duration for 50,000 shares at an exercise price of $0.75 per share.

NOTE 6 - INVESTMENT BANKING AGREEMENT WITH NEWBRIDGE SECURITIES:

On April 13, 2007, we entered into an agreement with Newbridge Securities Corporation, a Virginia corporation with offices in Ft. Lauderdale, Florida (the "Advisor"). The Company engaged the Advisor to render financial and business advisory consulting advice to the Company as an investment banker relating to financial and similar matters.

In consideration of the services to be rendered and performed by Newbridge during the term of this agreement, the Company paid to the Advisor 250,000 shares of its restricted common stock ("Restricted Shares"), and will pay an additional 83,333 Restricted Shares on each of the three, six and nine month anniversaries of the date of the agreement, unless this agreement has otherwise been terminated in accordance with Section 15 of the agreement. The Restricted Shares will be subject to standard piggyback registration rights. If this agreement is terminated by the Advisor in accordance with Section 15 for any reason prior to the date that is three months from the date hereof, Advisor shall return a prorated amount, prorated on a daily basis, of the initial 250,000 Restricted Shares to the Company for cancellation. Additionally, in the event that this agreement is terminated as a result of Advisor no longer being a member in good standing of the NASD, Advisor shall return the initial 250,000 Restricted Shares to the Company for cancellation.

Note 7 - COHEN CONSULTING AGREEMENT:

On April 1, 2007, we entered into an agreement with Cohen Consulting (payable to Mark Cohen), for consulting services and agreed to pay $5,000 per month for a period of six months. The first month was paid immediately upon execution of this agreement. We also agreed to issue to Cohen Consulting (Mark Cohen) warrants to purchase 100,000 shares of our common stock, exercisable at a price of $0.75 per share. The warrants are to be issued in installments: 5 warrants to purchase 16,666 common shares each for the first five months and 1 warrant to purchase 16,670 common shares in the last month. The warrants will be of a five-year duration and will have piggy-back registration rights. It is understood that the warrants may be exercised on a cashless basis at the option of Cohen Consulting (Mark Cohen). We made 3 payments totaling $15,000.00 for Cohen's consulting services, and on June 20, 2007, we terminated the agreement with Cohen Consulting and made the final cash payment. At the time of the termination, Cohen Consulting (Mark Cohen) was entitled to warrants for 49,998 common shares at an exercise price of $0.75 per share under the terms of the agreement.

Note 8 - OCEAN AVENUE CONSULTING AGREEMENT:

On May 16, 2007, we entered into an agreement with Ocean Avenue for consulting services for a period of two months, and agreed to pay $2,500 for the first month (due upon execution of the agreement) and $5,000 for the second month. We also agreed to issue warrants to purchase 30,000 common shares, exercisable at a price of $0.75 per share. The warrants will be of a five-year duration, and will have piggy-back registration rights. We made both cash payments, the final payment being made on June 20, 2007. The Ocean Avenue agreement has expired.

Note 9 - CLAIM RELATED TO REIMBURSEMENT OF ACQUISITION EXPENSES:

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

Note 10 - CONVERSION OF DEBT AGREEMENT WITH MARVIN TEITELBAUM:

On May 9, 2007 we entered into an agreement with Marvin Teitelbaum. We agreed to pay him 50,000 shares of our restricted common stock in connection with a previous conversion of debt, and for construction services provided to us.

Note 11 - CONSULTING AGREEMENT WITH SOUTHERN ADVISORY SERVICES, INC.

On May 10, 2007, we entered into a Consulting Agreement with Southern Advisory Services, Inc. for them to provide merger and acquisition services on a non-exclusive basis, and introduce us to related opportunities. We agreed to pay Southern Advisory Services a performance fee equal to 4.25% of the total value of the transaction, payable in cash.

NOTE 12 - PERFORMANCE STOCK INCENTIVES AGREEMENTS:

On June 1, 2007, we entered into performance-based stock agreements with certain directors and management to encourage extraordinary efforts in key categories in a short time frame and provide incentives based on defined performance criteria. The Company believes that Paul Harrison will be very instrumental in providing growth strategy and guidance and in using his experience, contacts, and track record to help rapidly grow the Company through acquisitions, and certain management will be important to helping integrate the acquisitions and the Modern Medical Network System on a profitable basis. We issued Paul Harrison a performance based stock warrant agreement for 1,800,000 shares at $0.65 per share (using the June 1, 2007 closing price) based on the following criteria and allocations: 360,000 stock warrants upon execution of the Agreement, 360,000 stock warrants upon the Company closing profitable acquisitions with aggregate revenues of $10,000,000 (pro-rata award if revenues are less) within 12 months, 360,000 stock warrants after the Modern Medical Network System is used by an acquisition, and 720,000 stock warrants after the Company achieves 4 quarters of positive Income from Operations (following the date of the Agreement). We issued Minesh Patel a performance based stock option agreement for 400,000 shares at $0.65 per share using the June 1, 2007 closing price) based on the following criteria and allocations: 100,000 stock options upon execution of the Agreement, 100,000 stock options upon the Company closing profitable acquisitions with aggregate revenues of $10,000,000 (pro-rata award if revenues are less) within 12 months, 100,000 stock options after the Modern Medical Network System is used by an acquisition, 100,000 stock options after the Company achieves 4 quarters of positive Income from Operations (following the date of the Agreement). We issued Bruce Phillips a performance based stock option agreement for 400,000 shares at $0.65 per share using the June 1, 2007 closing price) based on the following criteria and allocations: 100,000 stock options upon execution of the Agreement, 100,000 stock options upon the Company closing profitable acquisitions with aggregate revenues of $10,000,000 (pro-rata award if revenues are less) within 12 months, 100,000 stock options after the Modern Medical Network System is used by an acquisition, 100,000 stock options after the Company achieves 4 quarters of positive Income from Operations (following the date of the Agreement). We issued Elli Pittas performance based stock warrant agreement for 100,000 shares at $0.65 per share using the June 1, 2007 closing price) based on the following criteria and allocations: 50,000 stock warrants upon execution of the Agreement and 50,000 stock warrants after the Company achieves 4 quarters of positive Income from Operations (following the date of the Agreement). We issued John Lentini a performance based stock warrant agreement for 100,000 shares at $0.65 per share using the June 1, 2007 closing price) based on the following criteria and allocations: 50,000 stock warrants upon execution of the Agreement and 50,000 stock warrants after the Company achieves 4 quarters of positive Income from Operations (following the date of the Agreement).

Note 13 - PRIVATE PLACEMENT OF OUR COMMON STOCK:

On June 8, 2007, we entered into an agreement to sell an aggregate of 770,000 shares of the Company's restricted common stock to two accredited investors in exchange for gross proceeds of $500,500. In connection with the sale of the common stock, we also issued warrants to the investors to purchase an aggregate of 462,000 common shares. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.85 per share. The securities were sold pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no commissions paid in connection with the sale of the securities. The securities were subsequently paid for and purchased on June 11, 2007. The gross proceeds from the sale of the securities will be used for working capital and general corporate purposes.

Note 14 - FILING OF S-8 REGISTRATION STATEMENT FOR 2003 STOCK OPTION PLAN:

On June 11, 2007, we filed an S-8 registration statement for securities related to our 2003 Stock Option Plan. Descriptions of our 2003 Stock Option Plan and the securities are contained in our filing of the S-8 registration statement, which includes 2,000,000 shares of common stock to cover stock options for up to 2,000,000 shares with a proposed maximum offering price of $0.67 per share and a proposed maximum aggregate offering price of $1,340,000.

Note 15 - PAYMENTS ON JACOV HAYUT DEBT OBLIGATION:

In February 2006, the Company entered into an unsecured note with Jacov Hayut in the amount of $150,000. The loan was for 12 months with interest at 15%, monthly payments are interest only with lump sum payment of $150,000 due in February 2007. This note was extended for 36 months under the same terms and conditions, except that the Company agreed to pay the note in full or in part at the lender's option upon the earlier of the first equity capital raise by the Company or February 2010. On June 13, 2007 we paid $50,000 on the unsecured note, and on June 20, 2007 we paid $25,000 on the unsecured note.

Note 16 - SUBSEQUENT EVENTS:

On July 27, 2007 we entered into an investor relations agreement with R.J. Aubrey IR Services to provide financial public relations services for a period of 6 months. The Company agreed, in lieu of cash payments, to issue to R.J. Aubrey IR Services 125,000 shares of our restricted common stock with an estimated value of $75,000 based on a price per share of $0.60 as of July 27, 2007 and warrants to purchase 75,000 common shares at an exercise price of $0.75 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

When used in this Form 10-QSB and in future filings by Modern Medical with the Securities and Exchange Commission, the words or phrases "will likely result" and "expects", "will continue," "is anticipated," "estimates," "believes," "intends," "plans," "project," "potentially," "outlook," or "seek," and similar expressions are intended to identify "forward-looking statements." Modern Medical wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Modern Medical has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

OVERVIEW

We provide a network of healthcare management and clinical services that is supported by our advanced, web-based, enterprise-wide information system. Our network of healthcare services is currently focused on the diagnostic imaging services specialty market, and has the capacity to service other multi-specialty markets. Our healthcare management and clinical services are delivered through a network of our own diagnostic imaging centers and joint venture operations, and pursuant to contractual services agreements. The healthcare management services include marketing, procurement of medical equipment, construction and maintenance of healthcare facilities, recruitment and training of technical and support staff, and administrative and information services, such as leasing, managed care and contract management, human resources, inventory management, medical records, billing and collections. The healthcare clinical services include magnetic resonance imaging (MRI), computerized axial tomography (CT
Scan), positron emission tomography (PET), ultrasound, densitometry, mammography, nuclear medicine, and general radiography (X-ray).

We believe that our network of centers are being optimized by providing a full array of management and imaging services to better meet the varied needs of our customers, providers of care, and other participants in our growing network. In addition, we are seeking to maximize the productivity and quality of each center that we own, as well as of each network of centers we contract with, by providing integrated technology solutions through state-of-the art medical equipment and industry leading information management systems. As of June 30, 2007, we own, operate, and manage three diagnostic imaging centers located in New Jersey, with our ownership interests ranging from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities.

On a consolidated basis, we currently recognize the majority of our revenues from a range of diagnostic imaging services and that allow us to leverage the variety of imaging systems in our network of centers, in order to potentially increase operating income once fixed costs are more rapidly covered with higher volumes of procedures performed. In addition, we are creating the infrastructure to expand our revenues through management services contracts with an increasing emphasis on providing web-based, comprehensive information services as well as on the healthcare outpatient services and related markets to continue to grow and operate within larger networks.

Our diagnostic imaging centers are dependent on referrals from physicians and other healthcare professionals, and we intend to conduct direct marketing activities to consumers in order to supplement our valued referrals. In addition, the Company accepts referred patients that are insured through managed care contracts that help keep a more consistent volume of business flowing while requiring more competitive rates for procedures performed. We expect to continue to better integrate the optimal mix of managed care and traditional insurance covered services with consumer driven on-demand services while maximizing the ratio of effective diagnostic imaging utilization over capacity in each center, and maintaining high quality patient outcomes and overall service.

In addition, we are creating the infrastructure to expand our revenues through management services contracts with an increasing emphasis on providing web-based, comprehensive information services as well as the healthcare outpatient services and related markets to continue to grow and operate within larger networks. We have positioned ourselves to participate in the expanding managed health care market and intend to seek out more joint ventures and collaborative contractual arrangements with hospitals, physician managed ambulatory centers, and other key participants in the industry.

Results of Operations:

FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006.

                                                      2007             2006
                                                   -----------     -----------
Net revenues from services                         $ 3,241,000     $ 3,672,000

Cost of services provided                          $ 2,590,000     $ 2,875,000

Selling, general and administrative expenses       $ 1,614,000     $   383,000

(Loss) income from operations                      $(1,243,000)    $   156,000

Net Revenues from Service:

For the six months ended June 30, 2007, net revenues from services totaled $3,241,000 as compared to $3,672,000 for the same period in 2006, resulting in a net decrease of $431,000. This decrease is attributable predominantly to the $276,000 decrease in revenues resulting from the sale of our Atrium Imaging Center in Manalapan, New Jersey on August 1, 2006. The balance of the decrease of $155,000 is primarily attributable to reduced revenues by Union Imaging Associates in Union, New Jersey, resulting from reduced patient volume and reduced reimbursement rates from Medicare.

Cost of services provided:

For the six months ended June 30, 2007, cost of services provided totaled $2,590,000 as compared to $2,875,000 for the same period in 2006, resulting in a decrease of approximately $285,000. The decrease is primarily attributable to the sale of our Atrium Imaging Center in August 2006, approximately $348,000, but this decrease was partially offset by approximately $63,000 in increased costs, which include additional equipment service contracts and costs related to new procedures performed at our Union Imaging Center in Union, New Jersey.

Selling, general and administrative expenses:

For the six months ended June 30, 2007, selling, general and administrative expenses totaled $1,614,000 as compared to $383,000 for the same period in 2006, resulting in an increase of approximately $1,231,000. This increase results from approximately $706,000 in amortization of the non-cash value assigned to various consulting, investor relations and investment banking contracts paid for by the issuance of capital shares of the Company. The Company also issued stock options to key employees resulting in the amortization of approximately $406,000 in non-cash value being charged to selling, general and administrative expense. The balance of approximately $119,000 of this increase related to $89,000 in cash costs for the various investor relations and investment banking contracts, and $20,000 in travel costs related thereto.

(Loss)income from operations:

Loss from operations for the six months ended June 30, 2007 was $(1,243,000) as compared to income of $156,000 for the same period in 2006 resulting in a decrease of approximately $1,399,000. This decrease is primarily the result of the amortization of the value of our common shares and options issued $(1,112,000) and other investor relation and investment banking costs of approximately $119,000 as described in the preceding section.

Results of Operations:

FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006.

                                                      2007             2006
                                                   -----------     -----------
Net revenues from services                         $ 1,415,000     $ 1,766,000

Cost of services provided                          $ 1,211,000     $ 1,468,000

Selling, general and administrative expenses       $   808,000     $   126,000

(Loss) income from operations                      $  (699,000)    $    35,000

Net Revenues from Services:

For the three months ended June 30, 2007, net revenues from services totaled $1,415,000 as compared to $1,766,000 for the same period in 2006, resulting in a net decrease of $351,000. This decrease is attributable to $158,000 decrease in revenues resulted from the sale of our Atrium Imaging Center in Manalapan, New Jersey on August 1, 2006. The balance of the decrease of $193,000 is primarily attributable to reduced revenues over the last three months by Union Imaging Associates in Union, New Jersey, resulting from reduced patient volume and reduced reimbursement rates from Medicare.

Cost of services provided:

For the three months ended June 30, 2007, cost of services provided totaled $1,211,000 as compared to $1,468,000 for the same period in 2006, resulting in an decrease of approximately $257,000. The decrease is primarily attributable to the sale of our Atrium Imaging Center in August 2006, approximately $192,000. The final closing of our center in Metairie, Louisiana resulted in a $28,000 saving and the balance of the decrease resulted from reduced volume at our Union Imaging Center in Union, New Jersey of approximately $37,000.

Selling, general and administrative expenses:

For the three months ended June 30, 2007, selling, general and administrative expenses totaled $808,000 as compared to $126,000 for the same period in 2006, resulting in an increase of approximately $682,000. This increase results from approximately $204,000 in amortization of the non-cash value assigned to various consulting, investor relations and investment banking contracts paid for by the issuance of the Company's capital shares. The Company also issued stock options to key employees resulting in the amortization of approximately $327,000 in non-cash value being charged to selling, general and administrative expense. Approximately $119,000 of this increase included $89,000 in cash costs for the various investor relations and investment banking contracts, and $20,000 in travel costs related thereto. The balance or approximately $32,000 relates to additional marketing costs at our Union Imaging Center, in Union, New Jersey.

(Loss)income from operations:

Loss from operations for the three months ended June 30, 2007 was $(699,000) as compared to income of $35,000 for the same period in 2006 resulting in a decrease of approximately $734,000. This decrease is primarily the result of the amortization of the value of our common shares and options issued $(531,000) and other investor relation and investment banking costs of approximately $119,000, as described in the preceding section. The balance or approximately $84,000 relates to additional marketing costs and miscellaneous other costs at our Union Imaging Center, in Union, New Jersey.

Liquidity and Capital Resources:

As of June 30, 2007, we had a working capital deficiency of $1,060,990, as compared to a working capital deficiency of $1,118,917 as of December 31, 2006.

We do not believe that our cash flow from operations will be sufficient to fund our ongoing operations and we will continue to have to raise capital to fund our operations. We may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to us, if at all.

Debt:

Effective October 1, 2005 Union Imaging Associates entered into a 63 month financing lease with Siemens Medical Systems/Spur Imaging ("Siemens/Spur") to acquire a Siemens 1.5T Symphony MRI unit. The amount financed is $1,050,000, payable at $22,684.00 per month commencing April 2006. Union Imaging Associates has the option to purchase the unit for $100 at the end of the lease. We are currently in negotiations to determine a revised, mutually acceptable payment plan. On June 13, 2007, we paid Siemens/Spur $100,000 on the lease. On June 29, 2007, we paid Siemens/Spurs $22,898.00 on the lease. The balance of the lease as of June 30, 2007 is $963,849.80. On July 12, 2007, we paid Siemens/Spur $12,950.00, leaving a balance on the lease of $954,772.94 to be paid in 51 monthly payments of $22,898.00 each and 15 monthly payments of $12,950.00 each.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Other than the legal proceedings discussed and reported on the Company's previous 10-KSB filing for the year ended December 31, 2006, the Company is not party to any other material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2007 we entered into a consulting agreement with Strategic Growth International, Inc. ("SGI") to provide financial public relations services. The Company agreed to pay a monthly retainer of $8,000 per month for six months, and $9,000 per month after the Company completes its contemplated capital raise with provisions to extend the agreement based on the mutual agreement of the parties. In addition and pursuant to the terms of the Agreement, on February 27, 2007, the Board of Directors approved the issuance of 250,000 shares of the Company's restricted common stock and 400,000 of the Company's options to SGI for financial public relations services. The options will have a five-year duration and are exercisable at $0.80 per share. At the option of SGI, such options may be exercised on a cashless basis. The Company shall have the right to terminate the agreement on August 27, 2007 upon 10 days prior written notice. Upon such termination on August 27, 2007, the Company will have the right to rescind 125,000 shares of common stock and 200,000 options. On April 5, 2007, upon mutual agreement the Company and SGI agreed to suspend the agreement. There are no further fees due unless the agreement is reinstated. In consideration of the suspension of the agreement, the parties agreed to a payment of 1/12 of the option for 400,000 common shares (equal to an option for 33,200 shares), as well as a payment of 1/12 of the 250,000 common shares, or 20,750 shares with an estimated value of $14,733 based on a per share price of $0.71 on April 5, 2007, which payment was being made as additional consideration to secure a more favorable and fixed monthly fee.

On April 1, 2007, we entered into an agreement with Cohen Consulting (payable to Mark Cohen), for consulting services and agreed to pay $5,000 per month for a period of six months. The first month will be paid immediately upon execution of this agreement. We also agreed to issue to Cohen Consulting (Mark Cohen) warrants to purchase 100,000 of our common shares, exercisable at a price of $0.75. The warrants are to be issued in installments: 5 warrants to purchase 16,666 common shares each for the first five months and 1 warrant to purchase 16,670 common shares in the last month. The warrants will be of a five-year duration and will have piggy-back registration rights. It is understood that the warrants may be exercised on a cashless basis at the option of Cohen Consulting (Mark Cohen). We made 3 payments totaling $15,000.00 for Cohen's Consulting services, and on June 20, 2007, we terminated the agreement with Cohen Consulting and made the final cash payment. At the time of the termination, Cohen Consulting (Mark Cohen) was entitled to warrants for 49,998 shares at an exercise price of $0.75 per share under the terms of the agreement.

On May 16, 2007 we entered into an agreement with Ocean Avenue for consulting services for a period of two months, and agreed to pay $2,500 for the first month (due upon execution of the agreement) and $5,000 for the second month. We also agreed to issue warrants to purchase 30,000 common shares, exercisable at a price of $0.75. The warrants will be of a five-year duration, and will have piggy-back registration rights. We made both cash payments, the final payment being made on June 20, 2007. The Ocean Avenue agreement has expired.

On June 1, 2007, we entered into performance-based stock agreements with certain directors and management to encourage extraordinary efforts in key categories in a short time frame and provide incentives based on defined performance criteria. The Company believes that Paul Harrison will be very instrumental in providing growth strategy and guidance and in using his experience, contacts, and track record to help rapidly grow the Company through acquisitions, and certain management will be important to helping integrate the acquisitions and the Modern Medical Network System on a profitable basis. We issued Paul Harrison a performance based stock warrant agreement for 1,800,000 shares at $0.65 per share (using the June 1, 2007 closing price) based on the following criteria and allocations: 360,000 stock warrants upon execution of the Agreement, 360,000 stock warrants upon the Company closing profitable acquisitions with aggregate revenues of $10,000,000 (pro-rata award if revenues are less) within 12 months, 360,000 stock warrants after the Modern Medical Network System is used by an acquisition, and 720,000 stock warrants after the Company achieves 4 quarters of positive Income from Operations (following the date of the Agreement). We issued Minesh Patel a performance based stock option agreement for 400,000 shares at $0.65 per share using the June 1, 2007 closing price) based on the following criteria and allocations: 100,000 stock options upon execution of the Agreement, 100,000 stock options upon the Company closing profitable acquisitions with aggregate revenues of $10,000,000 (pro-rata award if revenues are less) within 12 months, 100,000 stock options after the Modern Medical Network System is used by an acquisition, 100,000 stock options after the Company achieves 4 quarters of positive Income from Operations (following the date of the Agreement). We issued Bruce Phillips a performance based stock option agreement for 400,000 shares at $0.65 per share using the June 1, 2007 closing price) based on the following criteria and allocations: 100,000 stock options upon execution of the Agreement, 100,000 stock options upon the Company closing profitable acquisitions with aggregate revenues of $10,000,000 (pro-rata award if revenues are less) within 12 months, 100,000 stock options after the Modern Medical Network System is used by an acquisition, 100,000 stock options after the Company achieves 4 quarters of positive Income from Operations (following the date of the Agreement). We issued Elli Pittas performance based stock warrant agreement for 100,000 shares at $0.65 per share using the June 1, 2007 closing price) based on the following criteria and allocations: 50,000 stock warrants upon execution of the Agreement and 50,000 stock warrants after the Company achieves 4 quarters of positive Income from Operations (following the date of the Agreement). We issued John Lentini a performance based stock warrant agreement for 100,000 shares at $0.65 per share using the June 1, 2007 closing price) based on the following criteria and allocations: 50,000 stock warrants upon execution of the Agreement and 50,000 stock warrants after the Company achieves 4 quarters of positive Income from Operations (following the date of the Agreement).

On June 8, 2007, we entered into an agreement to sell an aggregate of 770,000 shares of the Company's common stock to two accredited investors in exchange for gross proceeds of $500,500. The securities were subsequently paid for and purchased on June 11, 2007. In connection with the sale of the common stock shares, we also issued warrants to the investors to purchase an aggregate of 462,000 warrants to the purchasers of its common stock shares. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.85 per share. The securities were sold pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no commissions paid in connection with the sale of the securities. The securities were subsequently paid for and purchased on June 11, 2007. The gross proceeds from the sale of the securities will be used for working capital and general corporate purposes.

The issuances of equity securities described herein were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. OTHER INFORMATION.

There are no material relationships between the Company or its affiliates and any of the parties except as described herein, or in the Company's 2006 10-KSB filing.

Item 6. EXHIBITS.

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

Dated: August 14, 2007

                                                By: /s/ Baruh Hayut
                                                    ---------------------------
                                                Name: Baruh Hayut
                                                Title: Chief Executive Officer

Dated: August 14, 2007

                                               By: /s/ Minesh Patel
                                                   ---------------------------
                                               Name: Minesh Patel
                                               Title: Chief Financial Officer