Form 10QSB
period 2007-09-30
MODERN MEDICAL MODALITIES CORP
filed 2007-11-14
CIK 902635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM _________ TO ______________

                         Commission File Number: 0-19195

                      MODERN MEDICAL MODALITIES CORPORATION
        (Exact name of small business issuer as specified in its charter)

                New Jersey                                   22-3059258
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

                  439 Chestnut Street, Union, New Jersey 07083
                    (Address of principal executive offices)

                                 (908) 687-8840
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of September 30, 2007, there were 24,549,051 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
                               SEPTEMBER 30, 2007
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           Condensed Consolidated Balance Sheet as of September 30, 2007     1-2
           (unaudited) and December 31, 2006

           Condensed Consolidated Statements of Operations for the three       3
           and nine months ended September 30, 2007 and 2006 (unaudited)

           Condensed Consolidated Statements of Cash Flows for the nine        4
           months ended September 30, 2007 and 2006 (unaudited)

           Notes to Interim Condensed Consolidated Financial Statements     5-14

Item 2. Management's Discussion and Analysis of Financial Condition and    14-18
        Results of Operations

Item 3. Controls and Procedures                                               18

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        19-20

Item 3. Defaults Upon Senior Securities                                       20

Item 4. Submission of Matters to a Vote of Security Holders                   20

Item 5. Other Information                                                     20

Item 6. Exhibits                                                              21

SIGNATURES                                                                    22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                    September 30,   December 31,
                                                         2007           2006
                                                         ----           ----
                          Assets
Current Assets
   Cash and Cash Equivalents                             $9,404       $143,912
   Accounts receivable (less contractual allowances   1,446,273      1,636,917
   of $3,127,000 and $3,837,200, respectively)
   Prepaid Expense                                      319,594        120,750
   Other Current Assets                                      --          7,106

                                                     --------------------------
                                Total Current Assets  1,775,271      1,908,685
                                                     --------------------------

Property and equipment, net of accumulated
   depreciation of $3,014,795 and $2,513,284,
   respectively                                       1,258,823      1,667,284
                                                     --------------------------
Other Assets
   Purchased Software                                 1,207,200             --
   Note Receivable                                       15,884         15,884
   Deposits                                              35,282         39,427

                                                     --------------------------
                                  Total Other Assets  1,258,366         55,311
                                                     --------------------------

                                                     --------------------------
                                        Total Assets $4,272,460     $3,631,280
                                                     --------------------------

                       See notes to financial statements.

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

     LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)     September 30,  December 31,
                                                         2007          2006
                                                         ----          ----
Current Liabilities
  Accounts Payable                                      $677,728     $343,450
  Accrued Expenses                                     1,768,738    1,754,785
  Current portion long term debt                       1,009,600      929,367

                                                     ------------------------
                           Total Current Liabilities   3,456,066    3,027,602
                                                     ------------------------

Other Liabilities
   Long term debt, net of current portion                992,728    1,431,028
   Loans payable shareholders                            235,899      310,900

                                                     ------------------------
                             Total Other Liabilities   1,228,627    1,741,928
                                                     ------------------------

                                   Total Liabilities   4,684,693    4,769,530
                                                     ------------------------

   Minority interest                                     211,446        4,927
                                                     ------------------------

Commitments and contingencies

Stockholders' deficiency
Preferred stock, $0.0002 par value, Authorized -
1,000,000 shares--issued and  outstanding - 0 shares
Common stock, $0.0002 par value, Authorized -
99,000,000 shares--issued and outstanding -
24,549,051 shares                                         4,908         4,239
Additional paid-in capital                            9,243,840     6,264,371
Accumulated (deficit)                                (9,852,427)   (7,411,787)

                                                     ------------------------
Total stockholders'(deficiency)                        (603,679)   (1,143,177)
                                                     ------------------------

                                                     ------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)   $4,292,460    $3,631,280
                                                     ------------------------

                        See notes to financial statements

             MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      For the nine months ended     For the three months ended
                                                            September, 30                   September 30,
                                                        2007            2006            2007            2006
                                                        ----            ----            ----            ----
Revenues:
     Net revenues from services                      $5,215,127      $5,333,016      $1,974,199      $1,661,151
     Cost of services provided                        4,201,392       4,223,584       1,611,159       1,348,265

                                          ----------------------------------------------------------------------
Total operating income                                1,013,735       1,109,432         363,040         312,886
                                          ----------------------------------------------------------------------

Operating Expenses:
     Selling, general and administrative              2,779,047       1,031,694       1,165,244         649,024
     Depreciation and amortization                      501,510         351,684         222,013          93,497

                                          ----------------------------------------------------------------------
Total operating expenses                              3,280,557       1,383,378       1,387,257         742,521
                                          ----------------------------------------------------------------------

                                          ----------------------------------------------------------------------
(Loss) from operations                               (2,266,822)       (273,946)     (1,024,217)       (429,635)
                                          ----------------------------------------------------------------------

Other income (expenses):
     Interest expense                                  (222,885)       (249,290)        (63,803)        (88,717)
     Loss from litigation settlement                         --         (20,000)             --              --
     (Loss) gain from discontinuance of
     business                                                --        (320,000)             --          43,841
     Gain on sale of property asset                          --         185,669              --         185,669
     Gain from insurance recoveries                          --          20,000              --        (115,000)

                                          ----------------------------------------------------------------------
Total other (expense)/income                           (222,885)       (383,621)        (63,803)         25,793
                                          ----------------------------------------------------------------------

(Loss)before income taxes and minority
interest                                             (2,489,707)       (657,567)     (1,088,019)       (403,842)
Provision for income taxes                               23,779         104,787          14,071

                                          ----------------------------------------------------------------------
(Loss) before minority interest                      (2,513,486)       (762,354)     (1,073,948)       (403,842)
                                          ----------------------------------------------------------------------

Minority interests                                       72,846          46,246         (71,402)         39,045

                                          ----------------------------------------------------------------------
Net (loss)                                          $(2,440,640)      $(716,108)    $(1,145,350)      $(364,797)
                                          ----------------------------------------------------------------------

                                          ----------------------------------------------------------------------
(Loss) per share, basic and diluted                      $(0.11)        $(0.005)         $(0.05)         $(0.02)
                                          ----------------------------------------------------------------------
Number of weighted average shares
     outstanding                                     22,931,957      15,076,777      24,018,583      15,463,471
                                          ----------------------------------------------------------------------

                       See notes to financial statements.

                MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           For the nine months ended
                                                                                                  September 30,
                         Cash Flows from Operating Activities                                 2007            2006
                                                                                              ----            ----
Net Income                                                                                $(2,440,640)     $(716,108)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
         Depreciation and amortization                                                        501,510        351,684
         Contractual allowances                                                              (746,200)    (1,567,786)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
         Accounts receivable                                                                  936,844      1,408,189
         Notes receivable - current portion                                                  (198,845)       (12,905)
         Other current assets                                                                   7,106           (133)
         Deposits and other assets                                                              4,145        (28,779)
         Accounts payable                                                                     334,278        207,452
         Accrued expenses                                                                      13,953        363,130
                                                                                         ----------------------------
     Total adjustments                                                                        852,791        720,852

                                                                                         ----------------------------
                                       Net cash (used) provided by operating activities    (1,587,849)         4,744
                                                                                         ----------------------------

                         Cash flows from Investing Activities:
         Fixed asset acquisitions                                                             (93,049)      (182,733)
         Fixed Asset dispositions                                                                  --        337,505
         Purchased Software                                                                (1,207,200)            --
         Increase in minority interest                                                        206,519        227,246

                                                                                         ----------------------------
                                        Net cash (used)provided by investing activities    (1,093,730)       382,018
                                                                                         ----------------------------

                         Cash flows from financing activities:
         Increase in outstanding common shares                                                    669            253
         Increase in additional paid in capital                                             2,979,469        539,557
         (Decrease)increase in loans payable shareholders                                     (75,000)       150,000
         Increase long term debt                                                              138,000         83,668
         (Decrease)long term debt                                                            (496,067)    (1,117,397)

                                                                                         ----------------------------
                                        Net cash provided(used) by financing activities     2,547,071       (343,919)
                                                                                         ----------------------------

Net (decease) increase in cash and cash equivalents                                          (134,508)        42,845
Cash and equivalents, beginning of period                                                     143,912         11,472

                                                                                         ----------------------------
Cash and equivalents, end of period                                                             9,404         54,317
                                                                                         ----------------------------

Supplemental cash flow information
         Interest paid                                                                        248,481        156,044
         Income taxes paid                                                                         --             --
Shares issued for conversion of debt                                                               --        146,616

Shares issued in payment of consulting and other agreements                                 2,284,583             --

                        See notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2006.

NOTE 2 - LITIGATION:

No new litigation has occurred during the quarter ending September 30, 2007.

NOTE 3 - SHARE-BASED PAYMENTS IN ACCORDANDE WITH SFAS 123(R):

For the period ended September 30, 2007, we conducted an outside independent analysis and our own review, and based on the results, we recognized $410,497 in share-based payments related to warrants and stock options issued with the rights to exercise 4,383,000 shares of our common stock. The analysis and computation was performed based on our adoption of Statement of Financial Accounting Standards No. 123R, share-based payment (SFAS 123R), which requires the recognition of the fair value of stock-based compensation at the beginning of our next fiscal year (January 1, 2006) that followed the reporting effective date of December 15, 2005 for small business issuers.

Note 4 - R.J. AUBREY IR SERVICES INVESTOR RELATIONS SERVICES:

On January 1, 2007 we entered into an Investor Relations Agreement with R.J. Aubrey IR Services to provide financial public relations services. The Company agreed to the issuance of 100,000 shares of its restricted common stock with an estimated value of $80,000 based on a price per share of $0.80 in lieu of cash payments and 50,000 common stock warrants convertible into an equal number of shares at an exercise price of seventy-five cents ($0.75) per share and have a 36 month term to R.J. Aubrey IR Services, LLC for financial public relations services. On July 27, 2007 we entered into a Investor Relations Agreement with R.J. Aubrey IR Services to provide financial public relations services. The Company agreed to the issuance of 125,000 shares of its restricted common stock with an estimated value of $68,750 based on a price per share of $0.55 in lieu of cash payments and 75,000 common stock warrants convertible into an equal number of shares at an exercise price of seventy-five cents ($0.75) per share and have a 6 month term to R.J. Aubrey IR Services, LLC for financial public relations services.

NOTE 5 - LEAD DIRECTOR POSITION ESTABLISHED:

On February 23, 2007 our board of directors established a Lead Director position, and approved Paul W. Harrison to fill the position, and provided a stock bonus of 360,000 shares of our common stock, valued at $284,400 based on $0.79 per share, to Paul W. Harrison for taking on additional responsibilities of the Lead Director position and other relevant activities as designated by our board of directors. Our board of directors has determined that the Lead Director should have the following duties and responsibilities: advise the Chairman in scheduling board meetings and setting agendas involving the independent directors; convene meetings and lead executive sessions of the Company's independent directors, promote dialogue between directors; facilitate information flow and communications to the Company's shareholders and other related pertinent matters; assist the Board in fulfilling its responsibilities by meeting with the CEO to review and give input to the Company's strategic plan; perform other duties as specified by the board. On October 9, 2007, Paul Harrison returned the 360,000 shares of common stock to us, and we issued him a warrant for 540,000 shares with an exercise price of $0.65 per share for taking on additional responsibilities as the Lead Director (see Note 25 - Subsequent Events).

NOTE 6 - STRATEGIC GROWTH INTERNATIONAL:

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

NOTE 7 - MTI PARTNERS II, L.P. ASSET PURCHASE AGREEMENT:

On February 28, 2007 we entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P. ("MTI-II") to acquire MTI-II's Medical Software Assets (the "Assets") in exchange for 1 million shares of our common stock ("Common Stock") valued at $730,000 based on $0.73 per share. The transaction closed in March of 2007. The Assets consist of medical computer software that organizes, manages, and maintains patient scheduling, registration, medical records, billing, and includes other customized components. The shares of Common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. Paul Harrison, a member of our Board of Directors, is the President of INEX Group, Inc., which serves as the General

Partner of MTI-II. Mr. Harrison received 562,500 shares of our Common Stock of the total 1 million shares issued to MTI-II pursuant to this Agreement.

The Assets purchased are expected to be used to bring new web-based, information system solutions to help automate and provide expanded outsourced management and business process services to our existing clinics and to the large market of other outpatient clinics that are owned or operated by physicians (including radiologists), hospitals, employers, and health insurers. The Assets are expected to provide several benefits to us, including: (1) New sources of higher-margin revenues can be achieved as part of our new growth plan through offering the software as a service by bundling it as part of an outsourced management and business process service to other clinics. This benefit alone could help generate new revenues in the next year that exceed the cost of the Assets, and can generate new revenues over the next several years that are much higher than the cost of the Assets. In addition, the increased revenues expected from the Assets have the capability and are likely to improve our gross profit margins, and our overall profitability and balance sheet. It can also allow us to acquire other outsourcing services companies (such as billing companies), and consolidate them to a common operating system platform to improve customer service and profits, or to offer new on-demand services to the acquired customer base to generate additional, profitable revenues. (2) Improved management services and higher quality decisions can be realized through the use of the Assets that also include components such as a smart integrated database, customize-able business intelligence, and online dashboards. These additional components can be effectively used to monitor and manage key indicators in a real-time, integrated environment across our enterprise and to manage projected growth in our network of outpatient clinics that use our services. The Assets are also being further customized and fine-tuned to meet our specific needs in the existing clinics, and can be used to manage many other clinics in a network in order to adapt to inevitable changes, improve operations, and increase overall profitability and enterprise value. (3) An overall reduction in costs should be achieved because the software is already paid for and additional, on-going fees will be significantly reduced, or do not have to be paid, for the equivalent medical software in the marketplace as users are added to accommodate more patients, or when new clinics are added as we expand our business. This benefit alone could save us substantially more than the cost of the Assets as we expand our services to other clinics and reduce the inefficiencies and frustration with licensing and paying for duplicate versions from outside vendors.

NOTE 8 - AZOULAI LOAN AGREEMENT:

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

NOTE 9 - PURCHASE OF EQUIPMENT FROM MEDICAL EQUIPMENT SOLUTIONS, INC:

On June 11, 2007, we purchased an automobile from Medical Equipment Solutions, Inc. for $57,200. The terms were a $19,200 down payment, $10,000 in cash and $9,200 by issuing a warrant valued at $9,200 with five-year duration for 50,000 shares at an exercise price of $0.75 per share. The balance is being paid in 36 equal monthly payments of $1,226 per month with a 10% annual interest rate.

NOTE 10 - INVESTMENT BANKING AGREEMENT WITH NEWBRIDGE SECURITIES:

On April 13, 2007, we entered into an Agreement with Newbridge Securities Corporation, a Virginia corporation with offices in Ft. Lauderdale, Florida (the "Advisor"). The Company engaged the Advisor to render financial and business advisory consulting advice to the Company as an investment banker relating to financial and similar matters.

In consideration of the services to be rendered and performed by Newbridge during the term of this Agreement, the Company paid to the Advisor 250,000 shares of its restricted common stock ("Restricted Shares"), and will pay an additional 83,333 Restricted Shares on each of the three, six and nine month anniversaries of the date of the agreement, unless this Agreement has otherwise been terminated in accordance with Section 15 hereof. The Restricted Shares will be subject to standard piggyback registration rights. If this Agreement is terminated by the Advisor in accordance with Section 15 for any reason prior to the date that is three (3) months from the date hereof, Advisor shall return a prorated amount, prorated on a daily basis, of the initial 250,000 Restricted Shares to the Company for cancellation. Additionally, in the event that this Agreement is terminated as a result of Advisor no longer being a member in good standing of the NASD, Advisor shall return the initial 250,000 Restricted Shares to the Company for cancellation. As of October 13, 2007, we have an obligation to issue Newbridge Securities Corporation 166,666 shares of our restricted common stock, and have been in discussions with Newbridge Securities Corporation to rescind the Agreement.

Note 11 - COHEN CONSULTING AGREEMENT:

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

Note 12 - OCEAN AVENUE CONSULTING AGREEMENT:

On May 16, 2007, we entered into an agreement with Ocean Avenue for consulting services for a period of two months, and agreed to pay $2,500 for the first month (due upon execution of the agreement) and $5,000 for the second month. We also agreed to issue 30,000 shares of our common stock, and warrants to purchase 30,000 common shares, exercisable at a price of $0.75 per share. The warrants will be of a five-year duration, and will have piggy-back registration rights. We made both cash payments, the final payment being made on June 20, 2007. The Ocean Avenue agreement has expired.

Note 13 - CLAIM RELATED TO REIMBURSEMENT OF ACQUISITION EXPENSES:

On or about May 4, 2007, we received a letter claiming that we owe another organization for outside accounting preparation expenses that they incurred in connection with a due diligence that was performed by us and as part of a potential acquisition. The acquisition did not progress to a definitive agreement and the associated letter of intent has expired. We are reviewing the terms and conditions of the letter of intent, and are reviewing our records related to the due diligence in order to evaluate and respond to this matter. We determined that a commitment was made by us to contribute to certain accounting expenses that were incurred by other parties to prepare for an audit as part of a potential acquisition that was not consummated. On September 4, we reached a settlement agreement to pay $20,000 with a down payment of $5,000 and three payments of $5,000 each. On September 11, 2007 we paid the first payment of $5,000. On October 10, 2007 we paid the second payment of $5,000.

Note 14 - CONVERSION OF DEBT AGREEMENT WITH MARVIN TEITELBAUM:

On May 9, 2007 we entered into an agreement with Marvin Teitelbaum. We agreed to pay him 50,000 shares of our restricted common stock in connection with a previous conversion of debt, and for construction services provided to us.

Note 15 - CONSULTING AGREEMENT WITH SOUTHERN ADVISORY SERVICES, INC:

On May 10, 2007, we entered into a Consulting Agreement with Southern Advisory Services, Inc. for them to provide merger and acquisition services on a non-exclusive basis, and introduce us to related opportunities. We agreed to pay Southern Advisory Services a performance fee equal to 4.25% of the total value of the transaction, payable in cash.

Note 16 - MODERN MEDICAL MODALITIES CORP. NEW JERSEY STATE CORPORATE BUSINESS
TAXES:

On May 10, 2007, we offered and the State of New Jersey accepted an agreement to settle past due taxes for the Company in the amount of $97,116.61. On April 24, 2007, we paid a down payment of $31,027.50. The balance of $66,089.11 is to be paid over 36 equal installments of $2,381.00 beginning June 27, 2007.

NOTE 17 - PERFORMANCE STOCK INCENTIVES AGREEMENTS:

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

Note 18 - PRIVATE PLACEMENT OF OUR COMMON STOCK:

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

Note 19 - FILING OF S-8 REGISTRATION STATEMENT FOR 2003 STOCK OPTION PLAN:

On June 11, 2007, we filed an S-8 registration statement for securities related to our 2003 Stock Option Plan. Descriptions of our 2003 Stock Option Plan and the securities are contained in our filing of the S-8 registration statement, which includes 2,000,000 shares of common stock to cover stock options for up to 2,000,000 shares with a proposed maximum offering price of $0.67 per share and a proposed maximum aggregate offering price of $1,340,000. On November 6, 2007, we entered into incentive stock option agreements with employees of the Company to provide incentives for remaining with the Company and to encourage extra efforts and increased performance. We issued stock options for 180,000 shares of our common stock at an exercise price of $0.37 per share. The stock options have a 10 year term and the vesting criteria is based on a 3 year period, whereby 1/3 of the shares are vested each year for the periods November 5, 2008, November 5, 2009, and November 5, 2010.

Note 20 - PAYMENTS ON JACOV HAYUT DEBT OBLIGATION:

In February 2006, the Company entered into an unsecured note with Jacov Hayut in the amount of $150,000. The loan was for 12 months with interest at 15%; monthly payments are interest only with lump sum payment of $150,000 February 2007. This note was extended for 36 months under the same terms and conditions, except that the Company agreed to pay the note in full or in part at the lenders option upon the first equity capital raise or February 2010, which ever comes first. On June 13, 2007 we paid $50,000 on the unsecured note, and on June 20, 2007 we paid $25,000 on the unsecured note.

NOTE 21 - PAYER ADMIN SOFTWARE ASSET PURCHASE AGREEMENT:

On September 14, 2007 we entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P.("MTI-II") to acquire MTI-II's Healthcare Payer Admin Software Asset (the "Asset") in exchange for 500,000 shares of our common stock ("Common Stock"), warrants ("Warrants") for 900,000 shares of our common stock with an exercise price of $0.70 per share, and $250,000 to be paid within 12 months from the date of the Agreement. The transaction is expected to close by the end of September 2007. The Asset consists of healthcare payer admin computer software that helps organize, manage, and maintain health plans, membership, eligibility, claims administration, and includes other customized components. The shares of Common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. Paul Harrison, a member of the Board of Directors of MODM, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II. Mr. Harrison will be entitled to receive 281,250 shares of our Common Stock, and a Warrant for 506,250 of our Common Stock with an exercise price of $0.70 per share issuable to MTI-II pursuant to this Agreement.

The Assets purchased are expected to be used to bring new web-based, information system solutions to further automate and provide expanded outsourced information system and administrative services to the large market of other healthcare facilities that need to perform more payer based functions. The Assets are expected to provide several benefits to us, including:(1) New sources of higher-margin revenues can be achieved as part of our new growth plan through offering the software as a service by bundling it as part of an outsourced information and administrative services to other clinics. This benefit alone could help generate new revenues in the next two years that exceed the cost of the Assets, and can generate new revenues over the next several years that are much higher than the cost of the Assets. In addition, the increased revenues expected from the Assets have the capability and are likely to improve our gross profit margins, and our overall profitability and balance sheet. It can also allow us to acquire other outsourcing services companies, and consolidate them to a common operating system platform to improve customer service and profits, or to offer new on-demand services to the acquired customer base to generate additional, profitable revenues. (2) Improved information and administrative services (including payer contracts and rules and regulations) and higher quality decisions can be realized through the use of the Assets that also include components such as a smart integrated database, customize-able business intelligence, and online dashboards. These additional components can be effectively used to monitor and manage additional key indicators in a real-time, integrated environment. The Assets are also being further customized and fine-tuned to meet our specific needs in the existing clinics, and can be used to manage many other clinics in a network in order to adapt to inevitable changes, improve operations, and increase overall profitability and enterprise value. (3) An overall reduction in costs should be achieved because the software is already paid for and additional, on-going fees will be significantly reduced, or do not have to be paid, for the equivalent payer admin software in the marketplace as users, or when new facilities are added as we expand our business. This acquisition of the Healthcare Payer Admin Software Asset also rounds out the Medical Software Assets acquired on February 28, 2007, allows us to better connect providers of healthcare such as physician groups, clinics, and hospitals with payers of healthcare services such as insurance companies and employers, and expands our information based and administrative services offerings on an enterprise-wide basis.

NOTE 22 - CONSULTING AGREEMENT WITH STRATEGIC CORPORATE INITIATIVES LTD.:

On August 26, 2007 we entered into a Letter of Intent for a Consulting Services Agreement with Strategic Corporate Initiatives, Ltd. . While negotiating the Letter of Intent, we engaged the Consultant to develop key financial and business relationships, and paid $2,500 in cash and issued 15,000 shares of our common stock for services rendered through September 26, 2007 and paid $2,500 in cash and issued 15,000 shares of our common stock for services rendered through October 26, 2007.

Note 23 - NUMARK CAPITAL CORP:

In August, 2007, we entered into a contract with Nu Mark Capital Corp. to provide financial and other related services for 2 months for the time period August 15, 2007 through October 15, 2007. In consideration of providing the services, we agreed to pay Nu mark $5,000 in cash and issue 20,000 shares of our common stock. The shares of our common stock are to be issued on August 15, 2007 and September 15, 2007. On August 15, 2007 we paid Nu mark $5,000 in cash and are obligated to issue them 20,000 shares of our common stock.

Note 24 - FLAHERTY FINANCIAL NEWS, Inc.

On May 23, 2007, we received an invoice for investor relations and financial conference services performed by Flaherty Financial News, Inc. and Wall Street Research (Alan Stone and Company, LLC.). We paid $1,500 on June 04, 2007, and $1,500 on August 29, 2007. For the balance of the invoice for services rendered, we issued 3,750 shares of our common stock to Flaherty Financial News, Inc. and issued 3,750 shares of our common stock to Alan Stone and Company, LLC.

Note 25 - SUBSEQUENT EVENTS:

On October 9, 2007, we entered amended, cancelled, and issued new Performance Stock Agreements with certain directors and management to encourage extraordinary efforts in key categories that better fit our expanded growth strategy, which now includes obtaining new direct sales of our information system and administrative services to other healthcare organizations in addition to obtaining new business through acquisitions and to provide incentives based on new performance criteria. The Company believes that Paul Harrison will be very instrumental in providing growth strategy and guidance and in using his experience, contacts, and track record to help rapidly grow the Company through direct sales of its systems and services and through acquisitions, and certain management will be important to helping integrate the acquisitions and the Modern Medical Network System on a profitable basis. On October 9, 2007, we amended Paul Harrison's performance based stock warrant agreement with the same number of 1,800,000 shares at the same exercise price of $0.65 per share based on the following new criteria and allocations: 360,000 stock warrants upon execution of the Agreement; 360,000 stock warrants awarded for each $1,000,000, up to an aggregate award of 1,080,000 stock warrants based on up to $3,000,000 in aggregate revenues, contracted for, or generated by, the Company (including its subsidiaries and affiliates) in information systems and services related sales or transactions and in related administrative services sales or transactions using the Company's information system; and 360,000 stock warrants after the Company's Information System is used by another organization. We cancelled Minesh Patel's performance based stock option agreement for 400,000 shares at $0.65 per share issued on June 1, 2007 and on October 9, 2007, issued him a performance based warrant agreement for the same number of 400,000 shares at the same price of $0.65 per share based on the following criteria and allocations:
200,000 stock warrants upon execution of the Agreement; 50,000 stock warrants awarded for each $1,000,000, up to an aggregate award of 150,000 stock warrants based on up to $3,000,000 in aggregate revenues, contracted for, or generated by the Company (including its subsidiaries and affiliates) in information systems and services related sales or transactions and in related administrative services sales or transactions using the Company's information system; 50,000 stock warrants after the Company's Information System is used by another organization. We cancelled Bruce Phillip's performance based stock option agreement for 400,000 shares at $0.65 per share issued on June 1, 2007 and on October 9, 2007, issued him a performance based warrant agreement for the same number of 400,000 shares at the same price of $0.65 per share based on the following criteria and allocations: 200,000 stock warrants upon execution of the Agreement; 50,000 stock warrants awarded for each $1,000,000, up to an aggregate award of 150,000 stock warrants based on up to $3,000,000 in aggregate revenues, contracted for, or generated by the Company (including its subsidiaries and affiliates) in information systems and services related sales or transactions and in related administrative services sales or transactions using the Company's information system; 50,000 stock warrants after the Company's Information System is used by another organization. On October 9, 2007, the Company entered into a warrant agreement with Baruh Hayut and granted him a stock warrant for 720,000 shares at $0.75 per share based on the following criteria: 720,000 stock warrants awarded once $3,000,000 in aggregate revenues have been contracted for, or generated by, the Company (including its subsidiaries and affiliates) in information systems and services related sales or transactions and in related administrative services sales or transactions using the Company's information system (See note 17).

On October 9, 2007, Paul Harrison returned 360,000 shares of our common stock, and we issued him a warrant for 540,000 shares with an exercise price of $0.65 per share for taking on additional responsibilities as the Lead Director (See
Note 5).

On October 9, 2007, we signed an Investment Banking and Financial Advisory Agreement with Capitol Securities Management, Inc. (the "Advisor") as its exclusive investment banker and financial advisor. During the Term of this Agreement, the Advisor, shall provide advice to, and consult with, us concerning financial planning, corporate organization and structure, public stock relations, financial matters in connection with the operation of the business of the Company, private and public equity and debt financing, acquisitions, mergers and other similar business combinations and shall review and advise us regarding its overall progress, needs and financial condition. The Advisor is not obligated to devote any specific amount of time to providing advice and consultation to us. This Agreement shall remain in full force and effect for a period of thirty-six (36) months after the date hereof; provided, however, that it may be terminated at any time by either the Advisor or us with or without cause upon thirty (30) days prior written notice to the other party (the "Term"). We agreed to pay fees based on individuals or entities introduced to us by Advisor and which have been submitted in writing by Advisor and approved by us, and lead to a completed transaction. We also agreed to pay Advisor a monthly Investment Banking retainer fee of $2,500 starting upon the closing of any equity financing by the Company. Within 30 days from the execution of this Agreement, we also agreed to issue to Advisor 250,000 shares of our restricted common stock with standard piggyback registration rights upon execution of this agreement and an additional 3 equal installment of 83,333 shares to be paid quarterly following the initial payment.

On October 29, 2007, we offered and the State of New Jersey accepted an agreement to settle past due taxes for Union Imaging Associates, Inc. in the amount of $103,854.43. The terms of the agreement include payments of $3,935.94 paid October 23, 2007 and $1,410.91 due November 15, 2007, a payment of $10,000 paid on October 31, 2007, four $5,000 payments due on November 7, 2007, November 14, 2007, November 21, 2007, and November 28, 2007. The balance of $68,507.58 is to be paid in 36 equal monthly installments due on the 20th of each month starting December 20, 2007. A Judgment has been entered in the Superior Court of New Jersey in the amount of $91,136.62 pending final settlement of these taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We have been providing management services as a supplement to our clinical services, and due to the growing demand for the more profitable information-based management services segment of healthcare, we have been creating the infrastructure to expand more of our revenues through management services contracts. With the two acquisitions of software assets that have been integrated into one common system platform having been accomplished, we are placing increasing emphasis on providing web-based, comprehensive information services as the healthcare outpatient services and related markets continue to grow and operate within larger networks. We have positioned ourselves to participate in the expanding health care market and plan to grow through acquisitions of administrative services companies such as billing companies, and through more joint ventures and larger collaborative contractual arrangements that include networks of clinics, hospitals, physician managed ambulatory centers, employers, and other key participants in the healthcare industry.

Results of Operations:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER 30, 2006.                                     2007            2006
                                                      ----------     ----------
Net revenues from services                            $5,215,000     $5,333,000

Cost of services provided                             $4,201,000     $4,224,000

Selling, general and administrative expenses          $2,779,000     $1,032,000

(Loss) from operations                               $(2,267,000)     $(274,000)

Net Revenues from Services:

For the nine months ended September 30, 2007, net revenues from services totaled $5,215,000 as compared to $5,333,000 for the same period in 2006, resulting in a net decrease of $118,000. This decrease is attributable predominantly to a $264,000 decrease in net revenues resulting from the sale of our Atrium Imaging Center in Manalapan, NJ on August 1, 2006, and partially offset by a $127,000 increase at our Union Imaging Center in Union, NJ. The balance of the offset is due to cash receipts from accounts receivable that had been previously written off at our Metairie LA center that was closed as a result of damage after hurricane Katrina.

Cost of services provided:

For the nine months ended September 30, 2007, cost of services provided totaled $4,201,000 as compared to $4,224,000 for the same period in 2006, resulting in a decrease of approximately $23,000. The decrease is attributable approximately $458,000 to the sale of our Atrium Imaging Center in Manalapan, NJ on August 1, 2006, partially offset by $367,000 in increased costs due to increased volume and equipment maintenance costs at our Union Imaging Center in Union, NJ. The balance of the offset resulted from increased equipment maintenance costs at our Union Imaging Associates center also in Union, NJ.

Selling, general and administrative expenses:

For the nine months ended September 30, 2007, selling, general and administrative expenses totaled $2,779,000 as compared to $1,032,000 for the same period in 2006, resulting in an increase of approximately $1,747,000. This increase results from approximately $1,107,000 in amortization of the non-cash value assigned to various consulting, investor relations, and investment banking contracts paid for by the issuance of capital shares of Modern Medical Modalities Corporation, $152,000 in cash costs related to these investor relations and investment banking contracts and $35,000 in travel costs related to the investor relations and investment banking service activities. The Company also issued stock options to key employees resulting in the amortization of approximately $279,000 in non-cash value being charged to selling, general and administrative expense. The balance of the costs related to increased marketing costs at our three imaging centers in Union, NJ, approximately $174,000.

Loss from operations:

Loss from operations for the nine months ended September 30, 2007 was $(2,267,000) as compared to loss of $(274,000) for the same period in 2006 resulting in an increase of approximately $(1,993,000). This increase is primarily the result of the amortization of the value of shares issued and other investor relation and investment banking costs of approximately $1,294,000 see above. The balance of the increase resulted from the decrease in net revenues of approximately $118,000 offset by net $23,000 reduction in cost of service. The balance of the increase in loss results from the Company issuing stock options to key employees resulting in the amortization of approximately $279,000 in non-cash value being charged to selling, general and administrative expense. The balance of the costs related to increased marketing costs at our three imaging centers in Union, NJ, approximately $174,000 and an increase of approximately $151,000 in depreciation predominantly at our PET Scan at Union Imaging center in Union, NJ.

Results of Operations:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006.

                                                         2007           2006
                                                      ----------     ----------
Net revenues from services                            $1,974,000     $1,661,000

Cost of services provided                             $1,611,000     $1,348,000

Selling, general and administrative expenses          $1,165,000       $649,000

(Loss) income from operations                        $(1,024,000)     $(430,000)

Net Revenues from Services:

For the three months ended September 30, 2007, net revenues from services totaled $1,974,000 as compared to $1,661,000 for the same period in 2006, resulting in a net increase of $313,000. This increase is attributable predominantly to $294,000 increase in net revenues at our two Union Imaging Centers in Union, NJ. The balance of the offset is due to cash receipts from accounts receivable that had been previously written off at our Metairie LA center that was closed as a result of damage after hurricane Katrina.

Cost of services provided:

For the three months ended September 30, 2007, cost of services provided totaled $1,611,000 as compared to $1,348,000 for the same period in 2006, resulting in an increase of approximately $263,000. The increase is attributable approximately $297,000 in increased costs due to increased volume and equipment maintenance costs at our two Union Imaging Centers in Union, NJ. Offset by approximately $34,000 resulting from of our Atrium Imaging Center in Manalapan, NJ on August 1, 2006.

Selling, general and administrative expenses:

For the three months ended September 30, 2007, selling, general and administrative expenses totaled $1,165,000 as compared to $649,000 for the same period in 2006, resulting in an increase of approximately $516,000. This increase results from approximately $417,000 in amortization of the non-cash value assigned to various consulting, investor relations, and investment banking contracts paid for by the issuance of capital shares of Modern Medical Modalities Corporation. The Company also issued stock options to key employees resulting in the amortization of approximately $63,000 in non-cash value being charged to selling, general and general and administrative expense. The balance of the costs related to increased marketing costs at our three imaging centers in Union, NJ, approximately $36,000.

Loss from operations:

Loss from operations for the three months ended September 30, 2007 was $(1,024,000) as compared to income of $(430,000) for the same period in 2006 resulting in an increase of approximately $594,000. This increase is primarily the result of the amortization of the value of shares issued and other investor relation and investment banking costs of approximately $480,000., see above. The balance of the costs related to increased marketing costs at our three imaging centers in Union, NJ, approximately $36,000 and an increase of approximately $129,000 in depreciation predominantly at our PET Scan at Union Imaging center in Union, NJ. Offset by a net increase in revenues of $51,000.

Liquidity and Capital Resources:

As of September 30, 2007, we had a working capital deficiency of $1,680,794, as compared to a working capital deficiency of $1,118,917 as of December 31, 2006. We do not believe that our cash flow from operations will be sufficient to fund our ongoing operations and we will continue to have to raise capital to fund our operations. We may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to us, if at all.

Debt:

Effective October 1, 2005 Union Imaging Associates entered into a 63 month financing lease with Siemens Medical Systems/Spur Imaging to acquire a Siemens 1.5T Symphony MRI unit. The amount financed is $1,050,000, payable at $22,684.00 per month commencing April 2006. Union Imaging Associates has the option to purchase the unit for $100 at the end of the lease. We are currently in negotiations to determine a revised, mutually acceptable payment plan. On June 13, 2007, we paid Siemens Medical Systems $100,000 on the lease. On June 29, 2007, we paid Siemens $22,898.00 on the lease. The balance of the lease as of June 30, 2007 is $963,849.80. On July 12, 2007, we paid Spur Imaging $12,950.00 leaving a balance on the lease of $954,772.94. The balance of $954,772.94 is to be paid in 51 monthly payments of $22,898.00 to Siemens Medical Systems, and 15 monthly payments of $12,950.00.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. Except as otherwise disclosed herein, the Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 27, 2007 we entered into a Investor Relations Agreement with R.J. Aubrey IR Services to provide financial public relations services. The Company agreed to the issuance of 125,000 shares of its restricted common stock with an estimated value of $68,750 based on a price per share of $0.55 in lieu of cash payments and 75,000 common stock warrants convertible into an equal number of shares at an exercise price of seventy-five cents ($0.75) per share and have a 6 month term to R.J. Aubrey IR Services, LLC for financial public relations services. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities.

On April 13, 2007, we entered into an Agreement with Newbridge Securities Corporation, a Virginia corporation with offices in Ft. Lauderdale, Florida (the "Advisor"). The Company engaged the Advisor to render financial and business advisory consulting advice to the Company as an investment banker relating to financial and similar matters. In consideration of the services to be rendered and performed by Newbridge during the term of this Agreement, the Company paid to the Advisor 250,000 shares of its restricted common stock ("Restricted Shares"), and will pay an additional 83,333 Restricted Shares on each of the three, six and nine month anniversaries of the date of the agreement, unless this Agreement has otherwise been terminated in accordance with Section 15 hereof. The Restricted Shares will be subject to standard piggyback registration rights. If this Agreement is terminated by the Advisor in accordance with
Section 15 for any reason prior to the date that is three (3) months from the date hereof, Advisor shall return a prorated amount, prorated on a daily basis, of the initial 250,000 Restricted Shares to the Company for cancellation. Additionally, in the event that this Agreement is terminated as a result of Advisor no longer being a member in good standing of the NASD, Advisor shall return the initial 250,000 Restricted Shares to the Company for cancellation. As of October 13, 2007, we have an obligation to issue Newbridge Securities Corporation 166,666 shares of our restricted common stock, and have been in discussions with Newbridge Securities Corporation to rescind the Agreement. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities.

On September 14, 2007 Modern Medical Modalities Corporation ("MODM") entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P.("MTI-II") to acquire MTI-II's Healthcare Payer Admin Software Asset (the "Asset") in exchange for 500,000 shares of our common stock ("Common Stock"), warrants ("Warrants") for 900,000 shares of our common stock with an exercise price of $0.70 per share, and $250,000 to be paid within 12 months from the date of the Agreement. The transaction is expected to close by the end of September 2007. The Asset consists of healthcare payer admin computer software that helps organize, manage, and maintain health plans, membership, eligibility, claims administration, and includes other customized components. The shares of Common stock were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended. Paul Harrison, a member of the Board of Directors of MODM, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II. Mr. Harrison will be entitled to receive 281,250 shares of our Common Stock, and a Warrant for 506,250 of our Common Stock with an exercise price of $0.70 per share issuable to MTI-II pursuant to this Agreement. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities.

On August 26, 2007 we entered into a Letter of Intent for a Consulting Services Agreement with Strategic Corporate Initiatives, Ltd.. While negotiating the Letter of Intent, we engaged the Consultant to develop key financial and business relationships, and paid $2,500 in cash and issued 15,000 shares of our common stock for services rendered through September 26, 2007 and paid $2,500 in cash and issued 15,000 shares of our common stock for services rendered through October 26, 2007. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities.

In August, 2007, we entered into a contract with Nu Mark Capital Corp. to provide financial and other related services for 2 months for the time period August 15, 2007 through October 15, 2007. In consideration of providing the services, we agreed to pay Nu Mark $5,000 in cash and issue 20,000 shares of our common stock. The shares of our common stock are to be issued on August 15, 2007 and September 15, 2007. On August 15, 2007 we paid Nu Mark $5,000 in cash and are obligated to issue them 20,000 shares of our common stock. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities.

On May 23, 2007, we received an invoice for investor relations and financial conference services performed by Flaherty Financial News, Inc. and Wall Street Research (Alan Stone and Company, LLC. We paid $1,500 on June 04, 2007, and $1,500 on August 29, 2007. For the balance of the invoice for services rendered, we issued 3,750 shares of our common stock to Flaherty Financial News, Inc. and issued 3,750 shares of our common stock to Alan Stone and Company, LLC. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities.

ITEM 3 Defaults upon Senior Securities

There have not been any defaults on any senior securities during the three months ended September 30, 2007.

ITEM 4 Submissions of Matters to a Vote of Security Holders

No matters were submitted to the security holders of the Company for a vote during the three-months ended September 30, 2007.

ITEM 5 Other Information

The Company has no other information to report for the three months ended September 30, 2007.

ITEM 6 EXHIBITS

                                  Exhibit Index

  Number    Exhibit
  ------    -------
  3.1       Certificate of Incorporation (incorporated by reference to Exhibit
            3.1 to the Company's Registration Statement on Form SB-2, filed on
            September 10, 1999)

  3.2 Restated and Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, filed on September 10, 1999)

  3.3 By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, filed in February, 1994)

  10.2 Agreement for Purchase and Sales of Assets between the Company and MTI Partners II, L.P., dated September 14, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 20 2007).

  31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                MODERN MEDICAL MODALITIES CORPORATION

Dated: November 14, 2007

                               By: /s/ Baruh Hayut
                                  --------------------------------------
                               Name: Baruh Hayut
                               Title: Chief Executive Officer

Dated: November 14, 2007

                               By: /s/ Minesh Patel
                                  --------------------------------------
                               Name: Minesh Patel
                               Title: Chief Financial Officer