Form 10KSB
period 2007-12-31
MODERN MEDICAL MODALITIES CORP
filed 2008-04-16
CIK 902635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

☒ Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended December 31, 2007.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to______________

Commission File No. 0-23416

MODERN MEDICAL MODALITIES CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	22-3059258
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

439 Chestnut Street, Union, NJ 07083

(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (908) 687-8840

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Name of each Exchange on which Registered

Not Applicable None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0002 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The issuer's net sales for the most recent fiscal year were $7,712,226.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on April 9, 2008 was approximately $928,549.

As of April 9, 2008 there were 24,234,051 shares of Common Stock, par value $.0002 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

Some of the statements under “Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and “Description of Business” in this Annual Report on Form 10-KSB are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results.

PART I

Item 1. Business

We provide healthcare administrative, clinical, and information services that are supported by our advanced, web-based, enterprise-wide information system. Our network of healthcare services is currently focused on the diagnostic imaging services specialty market, and has the capacity to service other multi-specialty markets. Our healthcare services are delivered through a network of owned diagnostic imaging centers, joint venture operations, and contractual services agreements. The healthcare management services include marketing, procurement of medical equipment, facilities construction and maintenance, recruitment and training of technical and support staff, and administrative and information services, such as leasing, managed care and contract management, human resources, inventory management, and medical records, and billing and collections. The healthcare clinical services include magnetic resonance imaging (MRI), computerized axial tomography (CT Scan), positron emission tomography (PET), ultrasound, densitometry, mammography, nuclear medicine, and general radiography (X-ray).

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

As of December 31, 2007, we own, operate, and manage three diagnostic imaging centers located in New Jersey. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities.

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

We have also positioned ourselves to expand our business and participate more in outsourced management services and the expanding, more profitable information and administrative services markets, and intend to seek out more networks of clinics and other outpatient facilities through joint ventures and collaborative contractual arrangements with hospitals, physician managed ambulatory centers, payers, and other key participants in the industry. In order to support our business expansion, we acquired advanced software assets and added customizations to produce an integrated information system that will allow us to provide better management and related services and improve overall profitability.

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

On September 14, 2007 we entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P.("MTI-II") to acquire MTI-II's Healthcare Payer Admin Software Asset (the "Asset") in exchange for 500,000 shares of our common stock ("Common Stock"), warrants ("Warrants") for 900,000 shares of our common stock with an exercise price of $0.70 per share, and $250,000 to be paid within 12 months from the date of the Agreement. The transaction closed in October, 2007. The Asset consists of healthcare payer admin computer software that helps organize, manage, and maintain health plans,  membership, eligibility, claims administration, and includes other customized components. The shares of Common Stock were issued  pursuant to Section 4(2) of the Securities Act of 1933, as amended. Paul Harrison, a member of the Board of Directors of MODM, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II. Mr. Harrison will be entitled to receive 281,250 shares of our Common Stock, and a Warrant for 506,250 of our Common Stock with an exercise price of $0.70 per share issuable to MTI-II pursuant to this Agreement.

On February 28, 2008, we filed a Certificate of Incorporation for HealthIXS Corporation, a newly formed subsidiary of Modern Medical Corporation. HealthIXS was formed to focus on using our health information system to provide information and administrative services to healthcare organizations. Our health information system is based on the integration of the software assets acquired on February 28, 2007 and September 14, 2007 and value-added customizations that has culminated into a health common system platform with a comprehensive array of software applications that can be used to provide web-based information and administrative services.

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

On September 1, 2006, we purchased Dr. Wolkstein's share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 350,000 shares of the Company's common stock with a valuation of $154,000 at the time of purchase, and a note for $27,000 to be paid in 18 payments of $1500.00 per month. The 350,000 shares of common stock were issued on October 20, 2006. As a condition of the purchase, the Company agreed to re-purchase the 350,000 shares from Dr. Wolkstein for $75,000 if for any consecutive 20 day period commencing September 1, 2008 through the last day of February 2009, the stock price was below $1.00 per share. The purchase of Dr. Wolkstein's ownership interest brings the Company's total ownership in UIA, Inc. to 89.99%.

METAIRIE MEDICAL EQUIPMENT LEASING

In June 1997, Metairie Medical Equipment Leasing Corp. was incorporated in the state of New Jersey, as a 100% owned subsidiary of Modern Medical. It consisted of one Open MRI and primarily served the personal injury market. It operated under the names of two wholly owned subsidiaries, Open MRI & Imaging of Metairie, LLC and Independence Imaging Center, LLC. During 2006 we decided to discontinue our business operations in the Greater New Orleans area and to abandon our facility in Metairie, Louisiana due to the significant damage caused by hurricane Katrina, the continued delays related to reaching a settlement with our insurance carrier, and the negative economic impact that has led to a loss from discontinuance of business of approximately ($320,000). We have provided for the loss and gain from the insurance recovery in our financial statements in accordance with SAFS 5.

Union Imaging Center, LLC

In February 2004, Modern Medical established Union Imaging Center LLC, a wholly owned subsidiary, to acquire and manage a multi-modality imaging center, in Union, NJ. There was a $225,000 note with $25,000 down and a monthly payment of $6,666.67 for 30 months beginning 90 days after closing. This obligation was fully paid in mid 2007. Union Imaging Center, LLC, does approximately $2,700,000 in revenues per year. It is adjacent to our Union Imaging Associates; the combined radiology practices offer a full range of imaging services.

PET Scan at Union Imaging, LLC

PET Scan at Union Imaging, LLC is an equal partnership between Union Imaging Associates and Medical Equipment Solutions. The Partnership was formed in 2003 to acquire a Positive Emission Tomography Unit or PET Scanner. The PET Scan center was licensed and opened in March 2004. Modern Medical is the managing partner.

Modern Medical Imaging at Atrium LLC

Modern Medical established Modern Medical Imaging at Atrium LLC, a wholly owned subsidiary, to own and operate the Manalapan, NJ location. Effective April 1, 2004 the Company took over a full service imaging center in Manalapan, NJ. The center contained a new Open MRI unit, Ultrasound, X-ray, Mammography and bone density units. The company completed the facility licensing process with the state of New Jersey in December 2004.

In July, 2006, we entered into a Letter of Intent to divest its ownership interests in Modern Medical Imaging at Atrium, L.L.C., a Limited Liability Company ("the L.L.C."). The transaction was structured in the form of a sale of the L.L.C. whereby 100% of the membership interest is acquired, in exchange for $250,000 in cash with specific provisions included for the timing of payments with the majority of payment due at closing. In addition, assignments will be included for the Company to assume certain accounts receivables and accounts payables as of the closing date of the transaction. On September 1, 2006, we entered into a definitive agreement with a privately-held organization and sold the organization our ownership interests in Modern Medical Imaging at Atrium, L.L.C. for $250,000 under essentially the same terms and conditions as described above and outlined in the Letter of Intent. Even though the new owners of the Imaging Center at Atrium assumed the liabilities of the business, the Company is contingently liable for a long term facility lease, and medical equipment contracts. The purchaser of Modern Medical Imaging at Atrium, LLC, subsequently acquired the condominium property housing the imaging center terminating the long term facility lease that we were contingently liable for. The estimated obligation remaining on the medical equipment lease that we remain contingently liable for is approximately $173,000.

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

Our growth strategy and marketing plan

We expect to grow through a combination of acquisitions and direct marketing of our services to physicians and hospitals through various methods. The acquisitions targeted are expected to include outpatient clinics such as diagnostic imaging centers, or management services companies that already have contracts with the same types of clinics and medical centers. The clinics and medical centers may include complimentary multi-specialty healthcare centers that enhance the network of services being provided by us. The direct marketing methods include telemarketing, direct solicitation, direct mail, and sponsorship of in service education programs for physicians and technical staff, and personal visits to physician offices. Modern Medicals management also attends many of the large radiology and other selected healthcare shows throughout the country.

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

Governmental reimbursement and regulations of our business.

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

Employees

As of December 31, 2007 Modern Medical employed 46 persons on a full-time basis and 20 persons on a part time basis. The following table reflects the equivalent full and part-time employees per facility:

	Total	Full Time	Part Time
Modern Medical	3	3	0
Metairie, LA	1	1	0
Union Imaging Assoc., Union, NJ	28	18	10
Union Imaging Center, Union, NJ	33	23	10
PET Scan at Union Imaging	1	1	0
Total	66	46	23

Equipment lease agreements:

Union Imaging Associates and Modern Medical Modalities Corporation entered into a line of credit with GE Healthcare Financial Services in the amount of $2,500,000. This line of credit has been fully utilized in acquiring new medical equipment. Under this line of credit Union Imaging has a restrictive covenant relating to a master lease agreement with GE Healthcare Financial Services. This restrictive covenant requires Union Imaging Associates to be current in its lease payments before making any payments or distributions to Modern Medical Modalities Corporation. See schedule detailing use of this line and payment schedule below.

In February 2004, PET scan at Union Imaging entered into a financing lease to purchase a Philips ADAC PET Scanner with a loan amount of $530,000. The term is for 60 months at $11,449.40 per month.

Union Imaging Associates, the sub lessee, entered in a lease with Spur Imaging for a Siemens 1.5T Symphony MRI, located in Union, NJ. Spur Imaging is the lessee of the equipment from Siemens Financial Services. The amount financed is $1,050,000 over 63 months with an option to purchase the MRI for $100.

In July 2006, Modern Medical Modalities entered into an operating lease with IBM Credit for various hardware and software for the implementation of a Radiology Information System at our Union, NJ site and a common system platform project for the company. The term is for 48 months at $9,300 per month.

Payments schedule listed in table below:

Equipment	Operating/ Financial	Start	End	No. of Pymts	Recurring Payments	Leased/Loan Amount
GE-CT	Operating	12/31/03	02/28/04	03	$0.00
		03/31/04	05/31/04	03	$5,879.69
		06/30/04	06/30/06	24	$19,782.52
		07/31/06	09/30/06	03	$0.00
		10/31/06	09/30/08	24	$23,062.61
		10/31/08	09/30/09	12	$19,782.52	$1,155,000.00
GE-Dell Hardware	Financing	01/01/04	03/01/09	63	$1,184.38	$61,199.53
GE-Medrad Injector	Operating	05/11/04	04/11/09	60	$1,987.12	$99,167.81
GE-Ultrasound &	Operating	04/17/04	07/17/04	03	$0.00
Bone Density		08/17/04	07/17/09	60	$6,041.08	$295,500.00
GE-Digital Mammo	Operating	12/17/04	02/17/05	03	$0.00
		03/17/05	06/17/06	16	$8,320.46
		07/17/06	09/17/06	03	$0.00
		10/17/06	07/17/08	22	$9,539.44
		08/17/08	11/17/09	16	$8,320.46	$398,500.00
GE-iCAD SL GE V5.1	Financing	12/05/05	11/05/09	48	$1,067.93	$42,503.90
Toyota	Financing	04/11/03	03/11/08	60	$343.04	$18,000.00
CIT Tech - Mas90	Financing	10/30/04	09/30/09	60	$430.36	$20,000.00
Dell	Financing	06/01/06	05/01/09	36	$334.96	$9,191.23
GE - Toshiba	Financing	02/18/03	03/18/08	60	$417.63	$18,561.50
Dell	Financing	03/01/04	02/01/08	48	$188.10	$5,721.92
Marcap-PET Scan	Financing	02/07/04	01/15/09	60	$11,449.40	$530,000.00
Siemens/Spur MRI	Financing	04/01/06	06/01/07	63	$22,684.00
		07/01/07	09/01/08	15	$35,634.00
		10/01/08	0801/11	36	$22,684.00	$1,050,000.00
GE-Konica CR Sys		02/01/06	02/28/06	01	$964.72
	Financing	03/01/06	12/31/10	58	$913.00
		01/01/11	01/01/11	01	$913.01	$42,399.91
IBM-Hard/Software	Operating	07/01/06	10/31/2010	48	$9,300.00	$320,414.70
DocuTeam-copiers	Operating	01/03/07	12/31/2012	60	$1,056.00	$55,000.00
KEY Eq. – Chili PACS	Financing	09/25/07	10/25/2012	60	$1,518.06	$59,180.36
AEL – CHILI Software	Financing	12/01/07	11/01/12	60	$1,810.56	$70,364.00
MES – Automobile	Financing	07/10/07	6/10/2010	36	$1,230.19	$48,000.00

LONG TERM DEBT TABLE.

Balance at December 31, 2007	Debt holder	Commencement date	Final payment date
Notes payable:

$126,716.69	Howard Kessler, MD	March 18, 2005	May 1, 2009
$160,899.08	Two founding shareholders	Various	Open
$5,741.79	Marvin Teitelbaum	January 1, 2006	January 1, 2008,
$215,935.66	Union Imaging Associates,Inc.	Various (1)	Various (1)
$75,000.00	Jacov Hayut	February 11, 2006	February 11, 2010
$59,863.81	Irit & Yosef Azoulai	November 10, 2006	May 9, 2008
$116,438.36	Irit & Yosef Azoulai	March 6, 2007	September 5, 2008
$29,453.67	Complete Flooring	November 1, 2006	October 1, 2008
$118,926.84	Complete Flooring	December 6, 2006	December 5, 2010
$250,000.00	MTI Partners II, L.P.	September 14, 2007	September 13, 2008

Capitalized lease obligations:

$17,072.82	GE Financial Services	April 1, 2004	March 1, 2009
$22,374.43	GE Financial Services	December 5, 2005	November 5, 2009
$28,487.08	GE Financial Services	February 1, 2006	January 01, 2011
$150,045.87	MARCAP Financial Services	November 7, 2003	January 15, 2009
$7,928.02	CIT Technology	October 30, 2004	September 30, 2009
$954,772.94	Spur Imaging (Siemens)	April 1, 2006	October 1, 2011
$1,227.22	GE Financial Services	February 18, 2004	March 18, 2008
$1,019.60	Toyota Financial Services	April 11, 2003	March 11, 2008
$364.83	Dell Financial Services	March 1, 2004	February 1, 2008
$4,972.87	Dell Financial Services	June 1, 2006	May 1, 2009
$58,573.34	Key Equip. Leasing	September 25, 2007	October 25, 2012
$70,364.00	AEL Financial, LLC	December 1, 2007	November 1, 2012
$32,429.00	Medical Equipment Solutions	July 10, 2007	June 10, 2010
$2,508,607.92	Total long-term debt
$1,335,275.51	Less current portion
$1,173,332.41	Long-term debt net of current portion

(1)
= Represents a series of notes used to acquire an additional 80% of the ownership of Union Imaging Associates, JV (UIA, JV), commencing March 2003 through September 2006. The purchase of additional ownership interest in UIA, JV brings the Company's total ownership in its related company UIA, Inc. to 89.9%. Average monthly payments are $11,223 (2008), $4,855 (2009), $2,636 (2010) and $879 (2011).

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC's Website at www.sec.gov.

Item 2. Properties

In July of 1997, Metairie Medical Equipment Leasing Corporation entered into a 120-month facility lease with Independence Mall I Limited Partnership for approximately 2,100 square feet on the ground floor of a two-story building. Under the terms of the lease the monthly rental was $2,911.00. During 2006 we decided to discontinue our business operations in the Greater New Orleans area and to abandon our facility in Metairie, Louisiana due to the significant damage caused by hurricane Katrina and the negative economic impact that has led to a loss from discontinuance of business of approximately ($320,000). We have provided for the loss and gain from the insurance recovery in our financial statements in accordance with SAFS 5.

In April 2005 Modern Medical entered into a five (5) year lease agreement for approximately 7,150 square feet on 441-445 Chestnut St. in Union, NJ for approximately $15,000 per month. This lease is renewable for an additional 5-year term at no more than $17,875 per month, which term expires on April 1, 2015. On March 19, 2008, Modern Medical exercised its lease option through March 31, 2015 at $17,875 per month and obtained an additional 5 year option through March 31, 2020 at $19,067 per month.

In April 2005 Modern Medical entered into a five (5) year lease agreement for approximately 2,250 square feet on 439 Chestnut St. in Union, NJ for approximately $3,844 per month. This lease is renewable for an additional 5-year term at no more than $4,500 per month, which term expires on April 1, 2015. On March 19, 2008, Modern Medical exercised its lease option through March 31, 2015 at $4,500 per month and obtained an additional 5 year option through March 31, 2020 at $4,875 per month.

In February 2001 Modern Medical and Union Imaging Associates, JV entered into a five (5) year lease agreement for approximately 960 square feet on 418 Chestnut St. in Union, NJ for approximately $1,760 per month. Effective September 1, 2004, Union Imaging Associates, JV and Modern Medical took an additional 600 square feet for an additional $1,000 per month and extending the lease to February 1, 2007 and obtained an option to renew the lease for an additional 3 years upon 180 days prior written notice of the Company's intent to exercise its option. The Company exercised its option to extend the lease for 3 years, extending the lease through February 1, 2010.

On April 1, 2004 Modern Medical entered into a 10-year lease with an option for an additional 5 years, in Manalapan NJ. The lease is for approximately 5,620 square feet, the monthly rental is $11,240. The previous tenant had abandoned the space which was being used as an imaging center. We reactivated the center and completed the state of New Jersey licensing procedure. Subsequently we sold the facility to a third party who also acquired the condominium space covered by this lease, terminating our contingent liability under the lease.

Modern Medical believes that its current facilities are adequate to operate its business.

Item 3. Legal Proceedings

On October 12, 2006, we were served with a lawsuit by MARCAP seeking $350,000 for amounts MARCAP claims are owed by the Company under an Agreement for the PET medical equipment. The Company has cured the default and settled the complaint brought by MARCAP.

Other than the matters described above, we are not involved in any material legal proceedings. We also are not aware of any pending material legal proceedings.

Item 4. Submission of Matters to a vote of Security Holders

There were no matters submitted to a vote of security holders during the forth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol MODM. The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Common Stock:

Fiscal 2007	High	Low
First Qtr	$0.96	$0.61
Second Qtr	0.81	0.53
Third Qtr	0.65	0.30
Fourth Qtr	0.45	0.40

Fiscal 2006
First Qtr	$0.14	$0.06
Second Qtr	0.35	0.09
Third Qtr	0.50	0.08
Fourth Qtr	0.95	0.36

On April 9, 2008, there were approximately 84 holders of record of Modern Medical's 24,234,051 outstanding shares of Common Stock.

On April 9, 2008, the last sale price of the Common Stock as reported on the OTC Bulletin Board was $0.11.
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

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2007, concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options, warrants and rights plans (excluding securities reflected in column (a))	Number of Securities remaining available for future issuance under equity compensation
Equity compensation plans approved by security holders	1,558,000	$0.48	942,000
Equity compensation plans not approved by security holders	6,655,198	$0.68	-0-

2003 Stock Option Plan

In October 2003, the board of directors and shareholders adopted the 2003 stock option plan. The plan will be administered by the compensation committee or our board of directors, who will determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of the options and the option exercise price. The options may be granted as either or both of the following: (a) incentive stock options, or (b) non-qualified stock options. 2,000,000 shares may be issued under this plan. The shares issuable pursuant to this plan were registered on Form S-8, Registration No. 333-143-653.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of the year ended December 31, 2007.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and “Description of Business” in this Annual Report on Form 10-KSB are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results.

Management's Discussion and Analysis.

We provide healthcare administrative, clinical, and information services that are supported by our advanced, web-based, enterprise-wide information system. Our network of healthcare services is currently focused on the diagnostic imaging services specialty market, and has the capacity to service other multi-specialty markets. Our healthcare services are delivered through a network of owned diagnostic imaging centers, joint venture operations, and contractual services agreements. The healthcare management services include marketing, procurement of medical equipment, facilities construction and maintenance, recruitment and training of technical and support staff, and administrative and information services, such as leasing, managed care and contract management, human resources, inventory management, and medical records, and billing and collections. The healthcare clinical services include magnetic resonance imaging (MRI), computerized axial tomography (CT Scan), positron emission tomography (PET), ultrasound, densitometry, mammography, nuclear medicine, and general radiography (X-ray).

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

As of December 31, 2007, we own, operate, and manage three diagnostic imaging centers located in New Jersey. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities.

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

Results of Operations:

For the year ended December 31, 2007 compared to the year ended December 31, 2006:

Net Revenues from Services:

Net revenue from services has increased approximately $858,200 to approximately $7,712,200, for the year ended December 31, 2007 from approximately $6,854,000 for the same period in 2006. The increase resulted from additional procedures being performed at both the Union Imaging Associates and Union Imaging Center sites increasing net revenues by approximately $570,500 and $271,200, respectively. These increases resulted from increased marketing and decreased competition resulting from the closing of Union Memorial Hospital approximately 1 mile from the two sites. The balance of the increase came from collections of approximately $16,500 in receivables from our site in Metairie, Louisiana, as a result of damages sustained from hurricane Katrina.

Cost of services provided:

For the year ended December 31, 2007, cost of services provided totaled approximately $5,796,900 as compared to approximately $5,493,900 for the same period in 2006, resulting in an increase of approximately $303,000. These costs are affected by changes resulting from an increase in net revenues and increases in equipment service cost, medical supplies, payroll, and facility costs.

Selling, General and Administrative (SG&A) Expenses:

For the year ended December 31, 2007, selling, general and administrative expenses totaled approximately $4,498,900 as compared to $981,700 for the same period in 2006, resulting in an increase of approximately $3,517,200. This increase related to an increase in stock-based expenses of approximately $2,035,000, and approximately $1,482,200, in adjustments made to reserves that resulted from expenses related to the sale of the Atrium business and the closing of the Metairie site as a result of the damage sustained from hurricane Katrina, and an increase of other administrative expenses incurred while increasing net revenues.

Liquidity and Capital Resources:

Modern Medical has a working capital deficiency of $2,098,952 at December 31, 2007 as compared to a working capital deficiency of $1,118,918 at December 31, 2006, resulting in an additional working capital deficiency of $980,034, due primarily to an increase in short term debt of approximately $406,900, a decrease in net accounts receivable of approximately $367,200 and a decrease in prepaid assets of approximately $120,800 related to deferred stock-based expenses and a decrease in cash and other current assets of approximately $85,100.

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

Effective October 1, 2005 Union Imaging Associates entered into a 63 month financing lease with Siemens Medical Systems/Spur Imaging to acquire a Siemens 1.5T Symphony MRI unit. The amount financed is $1,050,000, payable at $22,684.00 per month commencing April 2006. Union Imaging Associates has the option to purchase the unit for $100 at the end of the lease. On June 13, 2007 we paid Siemens Medical Systems $100,000 on the lease. We paid Spur Imaging $12,950.00 leaving a balance on the lease of $954,772.94. We are currently in negotiations to determine a revised payment plan. Currently the balance of $954,772.94 is to be paid in 51 monthly payments of $22,898.00 to Siemens Medical Systems, and 15 monthly payments of $12,950.00, mutually acceptable on June 30, 2007. At December 31, 2007, we are approximately $215,000 in arrears on these payments; this arrearage is reflected in the current liabilities of the attached financial statements.

Commencing March 2003 through September 2006, the Company acquired an additional 80% interest in Union Imaging Associates, JV. This additional 80% brought the Company's ownership of Union Imaging Associates, JV to 90%. It was acquired for varying prices totaling $1,706,000, inclusive of 350,000 shares of Modern Medical Modalities common stock valued at $154,000. The cash portions of the purchases were paid monthly through April 2011. The remaining average monthly payments are $11,223 (2008), $4,855 (2009), $2,636 (2010) and $879 (2011).

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

On November 9, 2006, we entered into a Loan Agreement with Irit and Yosef Azoulai for $50,000. The terms of the Agreement include an annual interest rate of 20% and the loan is to be repaid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company. In addition, the Company is to issue a Warrant for the rights to purchase up to 50,000 shares of the Company's common stock at an exercise price $0.70 per share, the closing market price of the Company's common stock on November 10, 2006.

On December 6, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $150,000. The loan is for a period of 48 months with an annual interest rate of 12%. The payments are to be made on the 6th of each month in 48 equal installments of $3,950.08. The payments commenced on January 6, 2006.

On March 6, 2007, we entered into a Loan Agreement with Irit and Yosef Azoulai for $100,000. The terms of the Agreement include an annual interest rate of 20% and the loan is to be paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company. In addition, the Company issued a Warrant for the rights to purchase 100,000 shares of the Company's common stock at an exercise price of $0.82.

On May 10, 2007, we offered and the State of New Jersey accepted an agreement to settle past due taxes for the Company in the amount of $97,117. On April 24, 2007, we paid a down payment of $31,028. The balance of $66,089 is to be paid over 36 equal installments of $2,381 beginning June 27, 2007.

On October 29, 2007, we offered and the State of New Jersey accepted an agreement to settle past due taxes for Union Imaging Associates, Inc. in the amount of $103,854. The terms of the agreement include payments of $3,936 paid October 23, 2007 and $1,411 due November 15, 2007, a payment of $10,000 paid on October 31, 2007, four $5,000 payments due on November 7, 2007, November 14, 2007, November 21, 2007, and November 28, 2007. The balance of $68,508 is to be paid in 36 equal monthly installments of $2,300 due on the 20th of each month starting December 20, 2007. A Judgment has been entered in the Superior Court of New Jersey in the amount of $91,137 pending final settlement of these taxes.

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

Therefore, 250,000 shares of common stock were issued immediately and the remaining 11,750,000 shares were issued approximately 75 days later on October 15, 2002. Based on conversion price of $.003625, $43,500 principal amount of the Notes converts into 12,000,000 shares of common stock. Mr. Hayut is required to transfer 2% of such shares received upon conversion to the previous Note holder. After the issuance of the 11,750,000 shares of common stock, Mr. Hayut owned approximately 82% of the Company's issued and outstanding common stock at that time.

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

Going Concern

Modern Medical's December 31, 2007 and 2006 financial statements have been presented on a basis that it is a going concern. Although the Company has experienced financial gains for fiscal years ended December 31, 2007 and 2006 and has made improvements since last recording losses, the audit reports have an explanatory paragraph stating that Modern Medicals continued existence is in doubt.

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

See Pages F-1 to 2 F-32

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management did not identify any internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2007.

A regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that Modern Medical did maintain effective internal control over financial reporting as of December 31, 2007.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company, and further information concerning them, are as follows:

Name	Age	Position

Baruh Hayut	45	Chairman of the Board of Directors and CEO

Paul W. Harrison	53	Lead Director

Minesh Patel	36	Chief Operating Officer, Chief Financial Officer and Director

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

PAUL W. HARRISON was appointed to the Board of Directors of the Company in June 2006, and was subsequently appointed Lead Director of the Company in February 2007. From August 2005 to June 2006, Mr. Harrison was a consultant to the Company. Since 1994, he has been the Chairman and President of INEX Group, Inc, a technology holding company, and since 2004, the CEO of INEX's software subsidiary Attune, Inc. Mr. Harrison has held Executive positions with publicly-traded Fortune 500 companies including McKesson Corporation and Lincoln National Corporation. He was the Chairman and CEO of small publicly-held companies, and founded and sold several private companies for high returns on investments. He also participated in and completed many mergers and acquisitions, and was instrumental in numerous business ventures and software technologies that ultimately resulted in additional revenues and increased market capitalizations to these companies in excess of $1 billion. He has a Business Degree (BBA) from Georgia State University, and has many professional certifications.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2007, beneficial owners complied with Section 16(a) filing requirements applicable to them with the exception of the following: Baruh Hayut had a late Form 4 reflecting a stock warrant granted on October 9, 2007 (filed October 24, 2007); Minesh Patel had a late Form 4 reflecting a stock option granted on June 04, 2007 (filed October 24, 2007) and a stock warrant granted on October 09, 2007 (filed October 24, 2007); Paul Harrison had a late Form 4 reflecting common stock granted on September 14, 2007 (filed October 24, 2007) and a stock warrant granted September 14, 2007 (filed October 24, 2007) and common stock granted on February 23, 2007 (filed October 24, 2007) and a stock warrant granted on October 09, 2007 (filed October 24, 2007); Issak Hayut had a late a Form 3 reflecting beneficial ownership of common stock acquired on December 8, 2006 and a late Form 4 reflecting common stock acquired on May18, 2007 and a stock warrant to purchase common stock acquired on October 9, 2007 (both Forms were filed April 11, 2008).

Code of Ethics

The Company has not adopted a formal code of ethics because its executive officers are also directors, who are already subject to ethical and fiduciary standards imposed by law.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

None.

Audit Committee and Financial Expert

The Company's board of directors has elected Minesh Patel as sole audit committee member. The Board has determined that it does not have a member of its Board that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. However, as part of implementing Sarbanes Oxley, we plan to appoint a qualified audit committee financial expert to its Board of Directors to strengthen and improve our internal disclosure controls and procedures during the fiscal year ending December 31, 2008.

Compensation Committee

We do not have a separate compensation committee. At this point, we do not intend to establish a separate compensation committee as this function will be performed by our full Board of Directors.

Nominating Committee

We do not currently have a separate nominating committee as this function is performed by our full Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under Equity Compensation Plans, and the equity compensation plan information table see Part II, “Item 5: Market for Common Equity and Related Stockholder Matters.”

Item 10. EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2007. The following table summarizes all compensation for fiscal year 2007 received by our Chief Executive Officer, and the Company's two most highly compensated executive officers who earned more than $100,000 in fiscal year 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position (A)	Year (B)	Salary ($) (C)		Bonus ($) (D)	Stock Awards ($) (E)	Options/ Option Awards ($) (F)	Non-Equity Incentive Plan Compensation ($) (G)	Non-Qualified Deferred Compensation Earnings ($) (H)	All Other Compensation ($) (I)	Total ($) (J)
Baruh Hayut, Chairman & CEO	2007	$178,784	(1)	$0	$0	$460,728 (2)	$0	$0	$15,870	$655,382
Minesh Patel, COO & CFO	2007	$89,315	(1)	$0	$0	$259,160 (3)	$0	$0	$6,500	$354,975

(1)	=	Does not receive any Director fees, the amount shown above is executive compensation.

(2)	=
Represents the total fair value of 720,000 warrants granted during the year ended December 31, 2007. Of the warrants granted, 0 vested immediately. The remaining 720,000 warrants vest according to performance criteria specified in the warrant agreement.

(3)	=
Represents the total fair value of 400,000 warrants granted during the year ended December 31, 2007. Of the warrants granted, 200,000 vested immediately. The remaining 200,000 warrants vest according to performance criteria specified in the warrant agreement.

Warrants are also included in the Option Award Chart above.

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

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of our named executive officers outstanding as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2007

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned options (#)	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have rights that have Not Vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Baruh Hayut	0	0	720,000	$0.75	10/07/12	0	0	0	0
Minesh Patel	25,000	0	192,000	$0.50	09/26/11	0	0	0	0
Minesh Patel	33,334	0	66,666	$0.50	09/26/11	0	0	0	0
Minesh Patel	200,000	0	200,000	$0.65	10/07/12	0	0	0	0

DIRECTOR COMPENSATION

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Baruh Hayut (1)	0	$0	$0		$0	$0	$0	$0
Minesh Patel (1)	0	$0	$0		$0	$0	$0
Paul Harrison	$60,000(2)	$0	$1,685,781	(3)	$0	$0	$9,783	$1,755,564

(1)	=	Serves as a Director, receives no additional compensation for being a director, and only receives compensation as an Executive Officer as shown in the Summary Compensation Table above.

(2)	=	Director Fee with no written agreement or special arrangements.

(3)	=
Represents the total fair value of 2,846,250 warrants granted during the year ended December 31, 2007. Of the warrants granted, 1,406,250 vested immediately. The remaining 1,440,000 warrants vest according to performance criteria specified in the warrant agreement.

Warrants are also included in the Option Awards chart above.

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

Name	Address	Percentage of Beneficial Number of Shares	Ownership of Common Stock
BIBY Family Partners, LLC (1)	439 Chestnut St, Union, NJ	7,715,000	31.84%
Issak Hayut (2)	135 Nautica Way, Roswell, GA	3,480,028	14.36%
Paul W. Harrison (3)	439 Chestnut St, Union, NJ	2,433,333	10.04%
Ronnie Antebi (4)	552 Decatur St SE, Atlanta, GA	2,225,000	9.18%
Jacov Hayut	5281 Marston Rd, Atlanta, GA	1,898,918	7.84%
Minesh Patel (5)	439 Chestnut St, Union, NJ	258,333	1.07%

All officers and directors 10,406,666 and 42.94% as a group (3 persons)

(1)
Mr. Barry Hayut, our Chairman and CEO, is the managing member of BIBY Family Partners, LLC, and has shared voting and dispositive power over the shares of common stock owned by BIBY Family Partners, LLC. Does not include 720,000 shares of common stock issuable upon the exercise of outstanding options that have not yet vested or are not exercisable within 60 days from the date hereof.

(2)
Includes shares issuable upon exercise of a warrant for 150,000 shares of common stock and a warrant for 65,000 shares of common stock in the name of Complete Flooring & Renovation, Inc. The warrants were exercisable in their entirety on December 6, 2006 and October 9, 2007, respectively, at an exercise price of $0.75. As of April 9, 2008, neither warrant has been exercised in part or in full. Mr. Issak Hayut is the owner of Complete Flooring & Renovation, Inc. The Common shares included above are jointly owned with the Mr. Issak Hayut’s wife, Mazal Hayut. Ms. Hayut disclaimed the power to vote or direct the voting of the shares.

(3)	Does not include 1,890,666 shares of common stock issuable upon the exercise of outstanding options that have not yet vested or are not exercisable within 60 days from the date hereof.
(4)	Includes a warrant for 50,000 shares of common stock issuable upon the exercise to Medical Equipment Solutions. Mr. Ronnie Antebi is a principal owner of Medical Equipment Solutions.
(5)	Does not include 458,666 shares of common stock issuable upon the exercise of outstanding options that have not yet vested or are not exercisable within 60 days from the date hereof.

Item 12. Certain Relationships and Related Transactions and Director Independence:

Modern Medical believes that the transactions set forth below were made on terms no less favorable than could have been obtained from unaffiliated third parties. All future transactions, including any loans between Modern Medical and any of its officers, directors, principal stockholders and their affiliates will be approved by a majority of Modern Medical's board of directors and will continue to be on terms no less favorable to Modern Medical than could be obtained from unaffiliated third parties.

In June 2003, the Company issued an aggregate of $140,000 principal amount of its 9.25% convertible secured promissory notes to Jacov Hayut, which is due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company’s common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. Jacov Hayut was a director and officer of Modern Medical at the time such loan was made. On June 8, Mr. Hayut resigned as an officer and director of Modern Medical. Jacov Hayut, is the brother of Baruh Hayut, the Chairman and CEO of the Company.

Medical Equipment Solutions LLC., which consists of Ronnie Antebi and Yosef Azoulai, has a management agreement with Modern Medical. MES provides services in selecting, providing, and installing medical equipment. For these services, they are compensated 5% of Union Imaging Center’s collections net of professional fees belonging to the doctors and 6.5% for the Manalapan site collections net of professional fees, the 6.5% fee was terminated upon sale of the Manalapan site on August 1, 2006. Medical Equipment Solutions LLC has a 50% partnership interest in the Company’s PET Scan at Union Imaging site and owns a nuclear camera that the Company uses as part of its Union Imaging Associates site. Medical Equipment Solutions supplies the camera and all service on the equipment and in turn it receives 50% of the camera cash revenues after professional fees paid to the nuclear radiologist. Ronnie Antebi has provided term financing for various loan restructurings and Mr. Antebi beneficially owns more than 5% of our outstanding shares of common stock.

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

In May, 2006, Modern Medical entered into an Information Systems Collaboration Agreement with Attune, Inc., a software company that also builds customized information systems. The agreement was for special licensing of business software and customizations that included computer source code at a cost of $65,200 plus support costs of $9,000 per year or $750 per month at the option of Modern Medical. Support costs were waived for the first year, and each subsequent year of software support starts in April. Paul W. Harrison, a member of the Modern Medical's Board of Directors is the President of INEX Group, Inc. which has a majority ownership interest in Attune, Inc. In September, 2006 Modern Medical added additional users of the Attune business software under the May, 2006, Information Systems Collaboration Agreement and paid Attune, Inc. an additional net fee of $8,880. Subsequently, in December, 2006, Modern Medical entered into an Addendum to the Information Systems Collaboration Agreement with Attune, Inc. to expand the special licensing of business software, obtain additional customization services, and secure outsourcing services to help manage an enterprise computer network and service center. Attune, Inc. agreed to forgo the first 90 days of costs it had incurred prior to entering into the Addendum, and beginning January 1, 2007, Modern Medical agreed to pay Attune, Inc. an additional fee of $5,373.00 per month for the expanded business software and services.

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

On September 14, 2007 we entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P. to acquire MTI-II's Healthcare Payer Admin Software Asset (the "Asset") in exchange for 500,000 shares of our common stock ("Common Stock"), warrants ("Warrants") for 900,000 shares of our common stock with an exercise price of $0.70 per share, and $250,000 to be paid within 12 months from the date of the Agreement. The transaction closed in October, 2007. The Asset consists of healthcare payer admin computer software that helps organize, manage, and maintain health plans,  membership, eligibility, claims administration, and includes other customized components. The shares of Common Stock were issued  pursuant to Section 4(2) of the Securities Act of 1933, as amended. Paul Harrison, a member of the Board of Directors of MODM, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II. Mr. Harrison will be entitled to receive 281,250 shares of our Common Stock, and a Warrant for 506,250 of our Common Stock with an exercise price of $0.70 per share issuable to MTI-II pursuant to this Agreement.

Director Independence

The Company has not determined whether it has any independent directors as that term is defined under Nasdaq Rule 4200(a)(15).

Item 13.	Exhibits:

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, Registration No. 333-86931)

3.2	Restated and Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, Registration No. 333-86931)

3.3	By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, filed in February, 1994)

4.1	*Form of Warrant – Cash Exercise Format.
4.2	*Form of Warrant – Cashless Exercise Format.
10.2
Agreement for Purchase and Sales of Assets between the Company and MTI Partners II, L.P., dated September 14, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 20 2007).

10. 3
Agreement for Purchase and Sales of Assets between the Company and MTI Partners II, L.P., dated February 28, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 12, 2007).

10.4	2003 Stock Option Plan, dated September 19, 2003, incorporated herein by reference to Form 14A filed with the U.S. Securities and Exchange Commission on October 1, 2003.
10.5
Performance for Stock Options Agreement between the Company and Paul W. Harrison dated September 27, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 3, 2006)

10.6
Performance for Stock Options Agreement between the Company and Minesh Patel dated September 27, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 3, 2006)

10.7
Performance for Stock Options Agreement between the Company and Bruce Phillips dated September 27, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 3, 2006)

10.8
Performance Bonus Agreement between the Company and Paul W. Harrison dated September 27, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 3, 2006)

10.9	Performance Bonus Agreement between the Company and Minesh Patel dated September 27, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated October 3, 2006)
10.10
Performance Bonus Agreement between the Company and Bruce Phillips dated September 27, 2006 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated October 3, 2006)

21	*Subsidiaries
31.1	* Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________
* filed herewith

(b) There were no reports filed on Form 8-K during the last quarter covered by this Annual Report.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm, Liebman Goldberg & Drogin, LLP, during the fiscal years ended December 31, 2007, and December 31, 2006, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

Fee Category	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit fees	$49,500	$58,650
Audit-related fees	$0	$0
Tax fees	$5,500	$7,821
All other fees	$0	$0

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

The Company's board of directors has elected Minesh Patel as sole audit committee member. The audit committee functions to review and approve the audit services provided by Liebman Goldberg & Drogin, LLP and the fees incurred in connection therewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Modern Medical Modalities Corporation

Date: April 15, 2008	By:	/s/ Baruh Hayut
	Name:	Baruh Hayut
	Title:	Chief Executive Officer

Pursuant to and in accordance with the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Name	Title	Date

/s/ Baruh Hayut	Chairman and Chief Executive	April 15, 2008
Baruh Hayut	Officer

/s/ Minesh Patel	Chief Financial Officer, Chief	April 15, 2008
Minesh Patel	Operating Officer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

Board of Directors Modern Medical Modalities Corporation and Subsidiaries Union, New Jersey

We have audited the accompanying consolidated balance sheet of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2007, and the related consolidated statements of income and operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2007, and the consolidated results of income and operations and their cash flows for each of the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

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

/s/ LIEBMAN GOLDBERG & DROGIN, LLP

Garden City, New York
April 15, 2008

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2007

2007
ASSETS
Current assets:

Cash and cash equivalents	$52,425
Accounts receivable (less contractual allowances of $3,112,000)	1,269,767
Prepaid expenses	11,098

Total current assets	1,333,290

Property and equipment, net of accumulated depreciation of $3,081,470	1,274,421

Other assets:

Purchased software	1,224,480
Note receivable	15,884
Deposits	39,661

Total other assets	1,280,025

TOTAL ASSETS	$3,887,736

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2007

2007
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities
Accounts payable	$970,990
Accrued expenses	1,125,977
Current portion long term debt	1,335,276

Total current liabilities	3,432,242

Other liabilities:
Long term debt, net of current portion	937,433
Loans payable shareholders	235,899

Total other liabilities	1,173,332

Total liabilities	4,605,574

Minority interest	65,622

Commitments and contingencies

Stockholders' (deficiency):
Preferred stock, $0.0002 par value, authorized - 1,000,000 shares, issued and outstanding - 0 shares	-
Common stock, $0.0002 par value, authorized - 99,000,000 shares, issued - 24,594,051shares and outstanding - 24,234,051 shares	4,918
Additional paid-in capital	10,109,415
Accumulated (deficit)	(10,897,793)
Treasury common stock, $0.0002 par value, 360,000 shares at cost	-

Total stockholders' (deficiency)	(783,460)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$3,887,735

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2007	2006
Operating income:

Net revenues from services	$7,712,216	$6,854,024
Cost of services provided	5,796,880	5,493,858

Total operating income	1,915,346	1,360,166
Operating Expenses:
Selling, general and administrative	4,498,875	981,679
Depreciation and amortization	568,186	463,111
Total operating expenses	5,067,061	1,444,790

(Loss) from operations	(3,151,715)	(84,624)
Other (expenses) income:
Interest expense	(251,768)	(327,791)
Loss from litigation settlement -		(20,000)
Loss on abandoned site	-	(320,000)
Gain on sale of property asset	-	185,669
Gain from insurance recoveries	-	20,000

Net other (expenses)	(251,768)	(462,122)

(Loss) before income taxes and
minority interests	(3,403,483)	(546,746)

Provision for income taxes	51,193	79,255

(Loss) before minority interests	(3,454,676)	(626,001)

Minority interests	(31,330)	95,094

Net loss	$(3,486,006)	$(530,907)

(Loss) per share, basic and diluted	$(0.15)	$(0.03)

Number of weighted average shares outstanding	23,134,342	15,425,992

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Number of Shares	Common Stock	Additional Paid-In Capital	Treasury Stock at Cost	Retained Earnings (Deficit)	Total
Balance at January 1, 2006	14,706,471	$2,941	$4,515,715	$0	$(6,880,880)	$(2,362,224)

Shares issued during 2006	6,490,996	1,298	1,535,228	-	-	1,536,526

Stock based compensation	-	-	213,428	-	-	213,428

Net loss for the year ended December 31, 2006	-	-	-	-	(530,907)	(530,907)

Balance at January 1, 2007	21,197,468	4,239	6,264,371	-	(7,411,787)	(1,143,177)

Shares issued during 2007	3,036,583	679	2,175,849	-	-	2,175,849

Value associated

Stock based compensation	-	-	1,802,395	-	-	1,802,395

Return of shares	(360,000)	-	(133,200)	-	-	(133,200)

Net loss for the year ended December 31, 2007	-	-	-	-	(3,486,006)	(3,486,006)
Balance at December 31, 2007	24,234,051	$4,918	$10,109,415	$0	$(10,574,410)	$(783,460)

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2007	2006
Cash flows from operating activities
Net loss	$(3,486,006)	$(530,907)

Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	568,186	463,111
Contractual allowances	(761,200)	645,697
Increase (decrease) in minority interest	60,695	(276,094)
Increase in Common Stock from issuance of shares and conversion of debt	679	1,298
Increase in Additional Paid in Capital from issuance of shares and conversion of debt	2,042,649	1,535,228
Increase in Additional Paid in Capital from stock-based compensation
Resulting from the issuance of employee stock options and warrants	1,802,395	213,428
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	1,128,350	(514,048)
Notes receivable - current portion	-	19,096
Prepaid expense	109,652	(120,750)
Other current assets	7,106	139
Deposits and other assets	(234)	26,439
Accounts payable	627,540	(516,619)
Accrued expenses	(628,808)	900,581

Total adjustments	4,957,010	2,371,315

Net cash (used) provided by operating activities	1,471,004	1,840,408

Cash flows from investing activities:
Fixed asset acquisitions	(175,324)	(204,536)
Fixed asset dispositions	-	352,070
Purchased software	(1,224,480)	-
Net cash (used) by investing activities	(1,339,804)	147,534

Cash flows from financing activities:
(Decrease) increase in shareholder loans	(75,000)	70,799
Increase long term debt	405,909	306,263
(Reduction) long term debt	(493,595)	(2,232,564)

Net cash provided(used) by financing activities	(162,686)	(1,855,502)

Net (decrease) increase in cash and cash equivalents	(91,487)	132,440
Cash and equivalents, beginning of year	143,912	11,472

Cash and equivalents, end of year	$52,426	$143,912

Supplemental cash flow information:
Interest paid	$250,703	$267,329
Income taxes paid	$-	$-
Common shares issued for conversion of debt	-	5,845,996
Common shares issued for purchased software	1,500,000	-
Common shares issued for private placement	770,000	-
Common shares issued in payment of consulting agreements	766,583	645,000

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (continued):

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (continued):

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with high credit quality financial institutions.

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (continued):

Stock-based Compensation:

The analysis and computation was performed based on our adoption of Statement of Financial Accounting Standards No. 123R, share-based payment (SFAS 123R), which requires the recognition of the fair value of stock-based compensation at the beginning of our next fiscal year (January 1, 2006) that followed the reporting effective date of December 15, 2005 for small business issuers.

For the twelve month periods ended December 31, 2007 and 2006, we conducted an outside independent analysis and our own review, and based on the results, we recognized $1,802,395 and $213,428, respectively, in share-based payments related to warrants and stock options issued with the rights to exercise 6,215,198 shares in 2007 and 2,043,000 shares in 2006 of our common stock.

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

Advertising and Promotion Costs:

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the two years ended December 31, 2007 and 2006, such costs aggregated $75,135 and $116,000, respectively.

Retirement Plan:

The Company maintains a qualified 401-(k) wage deferral plan. Employees may defer a portion of their salary. The Company did not contribute to the plan during 2007 however, for 2006 the Company agreed to match 50% of employee contributions up to 6% of the employee’s compensation. For 2006 the Company portion of the matching program was $ 34,371, this amount was accrued for in 2006 and paid in 2007.

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (continued):

Purchased Software Asset and FASB 144 Financial Valuation and Analysis:

On February 28, 2007 and September 14, 2007, we purchased two software assets and combined them into one software asset. The software asset has been enhanced through customizations to meet a broader range of needs, and is key to our web-based, enterprise-wide, healthcare information system (HIS). We recorded at cost the HIS software asset for the period ending December 31, 2007 based on the combined purchase prices of the two software assets and certain costs related to the customizations made in 2007.

In order to validate the value of the HIS software asset as recorded in our financial statements and to determine if there is any impairment or reduction in value, we hired an independent Company to perform financial valuation consulting and calculation analysis services using guidance provided in FASB 144 by applying the fair value standard as defined in FASB pronouncements and business valuation calculations and consultation analysis. These services were performed in accordance with the standards and definitions of the American Institute of Certified Public Accountants’ (AICPA’s) Code of Professional Conduct and Statement on Standards for Valuation Services (SSVS) and all standards of the National Association of Certified Valuation Analysts (NACVA).

The result of the independent FASB 144 business valuation calculations and consultation analysis conducted for us was that our HIS software asset shows no indication of impairment based on current market conditions and its projected net cash flow - undiscounted. Therefore, based on the result we determined that the HIS software asset is worth at the least the value recorded in our financial statements, and that we do not need to reduce the recorded value of the HIS software asset at this time. Amortization will be recognized when the asset is placed in service and over its useful life.

Instruments with Characteristics of Both Liabilities and Equity:

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were recorded as equity, be recorded as liabilities. The financial instruments affected include mandatorily redeemable stock; certain financial instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of this statement did not have any effect on the Company's financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN UNCERTAINTY:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $2,098,952 as of December 31, 2007, and has sustained significant losses from operations, which raised substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS:

Commencing March 20, 2003 through April 11, 2004, the Company acquired an additional 70% interest in Union Imaging Associates, JV. This additional 70% brought the Company's ownership of Union Imaging Associates, JV to 80%. It was acquired for varying prices totaling $1,525,000, payable in monthly installments over approximately 36 months. On September 1, 2006, we purchased Dr. Wolkstein's share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 350,000 shares, of the Company's common stock with a valuation of $154,000 at the time of purchase, and a note for $27,000 to be paid in 18 payments of $1,500.00 per month. The 350,000 shares of common stock were issued on October 20, 2006. As a condition of the purchase, the Company agreed to re-purchase the 350,000 shares from Dr. Wolkstein for $75,000 if for any consecutive 20 day period commencing September 1, 2008 through the last day of February 2009, the stock price was below $1.00 per share. The purchase of Dr. Wolkstein's ownership interest brings the Company's total ownership in UIA, Inc. to 90%. The cash portion of the purchases were paid monthly through April 2011. The remaining average monthly payments are $11,223 (2008), $4,855 (2009), $2,636 (2010) and $879 (2011).

In July, 2006, we entered into a Letter of Intent to divest its ownership interests in Modern Medical Imaging at Atrium, L.L.C., a Limited Liability Company ("the L.L.C."). The transaction is to be structured in the form of a sale of the L.L.C. whereby 100% of the membership interest is acquired, in exchange for $250,000 in cash with specific provisions included for the timing of payments with the majority of payment due at closing. In addition, assignments will be included for the Company to assume certain accounts receivables and accounts payables as of the closing date of the transaction. On September 1, 2006, we entered into a definitive agreement with a privately-held organization and sold its ownership interests in Modern Medical Imaging at Atrium, L.L.C. for $250,000 under essentially the same terms and conditions as described above and outlined in the Letter of Intent. Even though the new owners of the Imaging Center at Atrium assumed the liabilities of the business, the Company remained contingently liable for a long term facility lease, and MRI equipment lease. Subsequent to us selling the facility, the purchaser also acquired the condominium space covered by this facility lease, terminating our contingent liability under the lease. We remain contingently liable on the MRI lease that was approximately $170,000 at December 31, 2007.

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
DECEMBER 31, 2007 AND 2006

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS (continued):

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

NOTE 4 - PROPERTY AND EQUIPMENT.

Property and equipment are summarized by major classification as follows:

		December 31,
	Useful lives	2007

Medical Equipment	5 - 10 years	$3,385,258
Furniture and Fixtures	3 - 5 years	39,040
Automobiles	5 years	67,865
Computer equipment and software	3 - 5 years	260,969
Leasehold improvements	5 - 10 years	602,759

		4,355,891

Less: Accumulated Depreciation and Amortization		3,081,470
		$1,274,421

Depreciation expense for the year ended December 31, 2007		$568,186

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
DECEMBER 31, 2007 AND 2006

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
DECEMBER 31, 2007 AND 2006

NOTE 6 - EMPLOYEE STOCK OPTIONS AND RELATED BONUS PLANS continued:

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

On June 1, 2007, we entered into performance-based stock agreements with certain directors and management to encourage extraordinary efforts in key categories in a short time frame and provide incentives based on defined performance criteria. The Company believes that Paul Harrison will be very instrumental in providing growth strategy and guidance and in using his experience, contacts, and track record to help rapidly grow the Company through acquisitions, and certain management will be important to helping integrate the acquisitions and the Modern Medical Network System on a profitable basis. We issued Paul Harrison a performance based stock warrant agreement for 1,800,000 shares at $0.65 per share (using the June 1, 2007 closing price) based on the following criteria and allocations: 360,000 stock warrants upon execution of the Agreement, 360,000 stock warrants upon the Company closing profitable acquisitions with aggregate revenues of $10,000,000 (pro-rata award if revenues are less) within 12 months, 360,000 stock warrants after the Modern Medical Network System is used by an acquisition, and 720,000 stock warrants after the Company achieves 4 quarters of positive Income from Operations (following the date of the Agreement). We issued Minesh Patel a performance based stock option agreement for 400,000 shares at $0.65 per share (using the June 1, 2007 closing price) based on the following criteria and allocations: 100,000 stock options upon execution of the Agreement, 100,000 stock options upon the Company closing profitable acquisitions with aggregate revenues of $10,000,000 (pro-rata award if revenues are less) within 12 months, 100,000 stock options after the Modern Medical Network System is used by an acquisition, 100,000 stock options after the Company achieves 4 quarters of positive Income from Operations (following the date of the Agreement). We issued Bruce Phillips a performance based stock option agreement for 400,000 shares at $0.65 per share (using the June 1, 2007 closing price) based on the following criteria and allocations: 100,000 stock options upon execution of the Agreement, 100,000 stock options upon the Company closing profitable acquisitions with aggregate revenues of $10,000,000 (pro-rata award if revenues are less) within 12 months, 100,000 stock options after the Modern Medical Network System is used by an acquisition, 100,000 stock options after the Company achieves 4 quarters of positive Income from Operations (following the date of the Agreement). We issued Elli Pittas performance based stock warrant agreement for 100,000 shares at $0.65 per share (using the June 1, 2007 closing price) based on the following criteria and allocations: 50,000 stock warrants upon execution of the Agreement and 50,000 stock warrants after the Company achieves 4 quarters of positive Income from Operations (following the date of the Agreement). We issued John Lentini a performance based stock warrant agreement for 100,000 shares at $0.65 per share (using the June 1, 2007 closing price) based on the following criteria and allocations: 50,000 stock warrants upon execution of the Agreement and 50,000 stock warrants after the Company achieves 4 quarters of positive Income from Operations (following the date of the Agreement).

On June 11, 2007, we filed an S-8 registration statement for securities related to our 2003 Stock Option Plan. Descriptions of our 2003 Stock Option Plan and the securities are contained in our filing of the S-8 registration statement, which includes 2,000,000 shares of common stock to cover stock options for up to 2,000,000 shares with a proposed maximum offering price of $0.67 per share and a proposed maximum aggregate offering price of $1,340,000. On November 6, 2007, we entered into incentive stock option agreements with employees of the Company to provide incentives for remaining with the Company and to encourage extra efforts and increased performance. We issued stock options for 190,000 shares of our common stock at an exercise price of $0.37 per share. The stock options have a 10 year term and the vesting criteria is based on a 3 year period, whereby 1/3 of the shares are vested each year for the periods November 5, 2008, November 5, 2009, and November 5, 2010.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 - EMPLOYEE STOCK OPTIONS AND RELATED BONUS PLANS continued:

On October 9, 2007, we entered amended, cancelled, and issued new Performance Stock Agreements with certain directors and management to encourage extraordinary efforts in key categories that better fit our expanded growth strategy, which now includes obtaining new direct sales of our information system and administrative services to other healthcare organizations in addition to obtaining new business through acquisitions and to provide incentives based on new performance criteria. The Company believes that Paul Harrison will be very instrumental in providing growth strategy and guidance and in using his experience, contacts, and track record to help rapidly grow the Company through direct sales of its systems and services and through acquisitions, and certain management will be important to helping integrate the acquisitions and the Modern Medical Network System on a profitable basis. On October 9, 2007, we amended Paul Harrison’s performance based stock warrant agreement with the same number of 1,800,000 shares at the same exercise price of $0.65 per share based on the following new criteria and allocations: 360,000 stock warrants upon execution of the Agreement; 360,000 stock warrants awarded for each $1,000,000, up to an aggregate award of 1,080,000 stock warrants based on up to $3,000,000 in aggregate revenues, contracted for, or generated by, the Company (including its subsidiaries and affiliates) in information systems and services related sales or transactions and in related administrative services sales or transactions using the Company’s information system; and 360,000 stock warrants after the Company’s Information System is used by another organization. We cancelled Minesh Patel’s performance based stock option agreement for 400,000 shares at $0.65 per share issued on June 1, 2007 and on October 9, 2007, issued him a performance based warrant agreement for the same number of 400,000 shares at the same price of $0.65 per share based on the following criteria and allocations: 200,000 stock warrants upon execution of the Agreement; 50,000 stock warrants awarded for each $1,000,000, up to an aggregate award of 150,000 stock warrants based on up to $3,000,000 in aggregate revenues, contracted for, or generated by the Company (including its subsidiaries and affiliates) in information systems and services related sales or transactions and in related administrative services sales or transactions using the Company’s information system; 50,000 stock warrants after the Company’s Information System is used by another organization. We cancelled Bruce Phillips’ performance based stock option agreement for 400,000 shares at $0.65 per share issued on June 1, 2007 and on October 9, 2007, issued him a performance based warrant agreement for the same number of 400,000 shares at the same price of $0.65 per share based on the following criteria and allocations: 200,000 stock warrants upon execution of the Agreement; 50,000 stock warrants awarded for each $1,000,000, up to an aggregate award of 150,000 stock warrants based on up to $3,000,000 in aggregate revenues, contracted for, or generated by the Company (including its subsidiaries and affiliates) in information systems and services related sales or transactions and in related administrative services sales or transactions using the Company’s information system; 50,000 stock warrants after the Company’s Information System is used by another organization. On October 9, 2007, the Company entered into a warrant agreement with Baruh Hayut and granted him a stock warrant for 720,000 shares at $0.75 per share based on the following criteria: 720,000 stock warrants awarded once $3,000,000 in aggregate revenues have been contracted for, or generated by, the Company (including its subsidiaries and affiliates) in information systems and services related sales or transactions and in related administrative services sales or transactions using the Company’s information system.

There are no other material relationships between the Company or its affiliates and any of the parties that were granted the Performance Based Stock Options, Three-Year Stock Options and Cash Performance Bonus other than those described herein.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 - EMPLOYEE STOCK OPTIONS AND RELATED BONUS PLANS continued:

A summary of stock option activity as of December 31, 2007 and 2006and changes during the years ended on those dates is presented below:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price

Outstanding at beginning of year	1,368,000	$0.5000	0	$0.0000
Granted	190,000	$0.3700	1,368,000	$0.5000
Exercised	0	$0.0000	0	$0.0000
Forfeited or expired	0	$0.0000	0	$0.0000

Outstanding at end of year	1,558,000	$0.4841	1,368,000	$0.5000

The following table summarizes the status of nonvested shares of stock options as of December 31, 2007:
		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at beginning of year	1,268,000	$0.3108
Granted	190,000	$0.5473
Vested	(166,665)	$0.3274
Forfieted or expired	0	$0.0000

Nonvested at end of year	1,291,335	$0.3435

The following table summarizes information about stock options outstanding at December 31, 2007:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life in Years	Price	Exercisable	Price

$0.3000	1,168,000	3.7	$0.5000	200,000	$0.5000

$0.3687	200,000	3.8	$0.5000	66,666	$0.5000

$0.5473	190,000	9.8	$0.3700	0	$0.000

	1,558,000	5.1	$0.4841	266,000	$0.000

The weighted average remaining life of the options/warrants outstanding at December 31, 2007 is 4.74 years.

Note 7 - SHARE-BASED PAYMENTS IN ACCORDANCE WITH SFAS 123(R)

For the twelve month periods ended December 31, 2007 and 2006, we conducted an outside independent analysis and our own review, and based on the results, we recognized $1,802,395 and $213,428, respectively, in share-based payments related to warrants and stock options issued with the rights to exercise 6,215,198 shares in 2007 and 2,043,000 shares in 2006 of our common stock. The analysis and computation was performed based on our adoption of Statement of Financial Accounting Standards No. 123R, share-based payment (SFAS 123R), which requires the recognition of the fair value of stock-based compensation.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8 - LONG-TERM DEBT.

Long-term debt consists of the following:

December 31, 2007
Notes payable	$1,158,976
Capitalized lease obligations	1,349,632

Less current portion	(1,335,276)
Long-term debt, net of current portion	$1,173,332

Notes Payable:

The future principal payments for long-term notes payable obligations are as follows:

December 31, 2007
2008	$712,347
2009	126,394
2010	148,966
2011	10,370
2012 & Beyond	160,899
$1,158,976

On March 18, 2005 Modern Medical entered into an unsecured loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable in 12 monthly payments of $8,333 with a lump sum due on the 13th month in the amount of $221,826.71 and bears an interest rate of 8% per annum. In March 2006, this note was extended under the same terms as the first 12 months and is currently payable through February 2009. This loan funded the settlement of the DVI/US Bank loan settlement.

Commencing March 20, 2003 through April 11, 2004, the Company acquired an additional 70% interest in Union Imaging Associates, JV. This additional 70% brought the Company's ownership of Union Imaging Associates, JV to 80%. It was acquired for varying prices totaling $1,525,000, payable in monthly installments over approximately 36 months. On September 1, 2006, we purchased Dr. Wolkstein's share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 350,000 shares of the Company's common stock with a valuation of $154,000 at the time of purchase, and a note for $27,000 to be paid in 18 payments of $1,500.00 per month. The 350,000 shares of common stock were issued on October 20, 2006. As a condition of the purchase, the Company agreed to re-purchase the 350,000 shares from Dr. Wolkstein for $75,000 if for any consecutive 20 day period commencing September 1, 2008 through the last day of February 2009, the stock price was below $1.00 per share. The purchase of Dr. Wolkstein's ownership interest brings the Company's total ownership in UIA, Inc. to 90%.

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8 - LONG-TERM DEBT (continued):

On October 25, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $65,000. The loan is for a period of 24 months with an annual interest rate of 15%. The payments are to be made on the 26th of each month in 23 equal installments of $3,151.63 and 1 final installment of $3,151.67. The payments commenced on November 26, 2006 and goes through November 10, 2008.

On December 6, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $150,000. The loan is for a period of 48 months with an annual interest rate of 12%. The payments are to be made on the 6th of each month in 48 equal installments of $3,950.08. The payments commenced on January 6, 2006 and goes through December 2010.

On November 9, 2006, we entered into a Loan Agreement with Irit and Yosef Azoulai for $50,000. The terms of the Agreement include an annual interest rate of 20% and the loan is to paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company. In addition, the Company is to issue a Warrant for the rights to 50,000 shares of the Company's common stock with an exercise price $0.70, the closing market price of the Company's common stock on November 10, 2006.

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

The future principal payments for long-term capital lease obligations are as follows:

December 31, 2007
2008	$622,929
2009	279,680
2010	238,190
2011	190,653
2012 & Beyond	18,180
$1,349,632

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9 - RESTRUCTURING OF LONG-TERM DEBT

In April 2005 the Company completed buyout of the balance of CitiCorp lease for a lump sum payment of $175,000 made on April 15, 2005 plus 25 equal monthly installments of $1,000, which were completed in April 2007. As a result of this negotiated settlement the Company recorded a gain of $211,171 on the settlement of this debt as of December 31, 2004. We have a contingent liability of $130,000 with CitiCorp who has notified us of past due late fees on this note. The Company is currently disputing this charge with CitiCorp and believes it was forgiven as part of the overall settlement.

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

The Company has recorded an income tax provision (credit) at December 31, 2007 and 2006 of $51,757, and $79,255, respectively. The Company has a net operating loss carry-forward for federal income tax purposes of approximately $13,661,763, available to offset income taxes through 2016 - 2023.

The components of the Company's provision (benefit) for income taxes, for the fiscal years ended 2007 and 2006 are as follows:

	2007	2006
Current:
Federal	$-	$-
State and local	51,193	79,255

Deferred:
Federal	-	-
State and local	-	-

Provision for income taxes	$51,193	$79,255

A reconciliation of income tax computed at the federal and state statutory rates of 35% and 3%, respectively to income tax expense (benefit) is as follows:

	2007	2006

U.S. Federal statutory rate	$(4,527,797)	$(3,562,000)
State taxes	(388,097)	(305,000)

Effective tax rate	$(4,915,894)	$(3,867,000)

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 10 - INCOME TAXES continued:

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$(4,915,894)	$(3,867,000)
Less valuation allowance	4,915,894	3,867,000
Net deferred tax asset	$-	$-

The valuation reserve increased by $1,048,894.

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of Outstanding options	Weighted-average exercise price of outstanding options, warrants and rights plans (excluding securities reflected in column (a))	Number of Securities remaining available for future issuance under equity compensation
Equity compensation Plans approved by Security holders	1,558,000	$0.48	942,000
Equity compensation Plans not approved by Security holders	6,655,198	$0.68	-0-

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 12 - RELATED PARTY TRANSACTIONS:

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

In June 2003, the Company issued an aggregate of $140,000 principal amount of its 9.25% convertible secured promissory notes to Jacov Hayut, which is due on June 2007. The notes are convertible at anytime while any portion of it is outstanding into shares of the Company's common stock at the lowest bid price of the Common Stock as reported on the OTC Bulletin Board during the 30 days prior to the date a duly executed Notice of Conversion is delivered to the Company. Jacov Hayut was a Director and Officer of the Company until June 8, 2006.

Medical Equipment Solutions, which is controlled by Ronnie Antebi and Yosef Azoulai, has a management agreement with the company and also are investors in the company either individually or collectively. MES provides services in selecting, providing, and installing medical equipment. For these services, they are compensated 5% of Union Imaging Centers' collection and 6% for the Manalapan site collections. The Company charged operations $184,140 in 2007 and $143,762 in 2006 under these agreements. Ronnie Antebi and Yosef Azoulai have jointly and individually provided term financing for various loan restructurings, of which approximately $176,000 remains outstanding at December 31, 2007.

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
DECEMBER 31, 2007 AND 2006

NOTE 12 - RELATED PARTY TRANSACTIONS (continued):

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 13 - CHANGES IN DIRECTORS AND OFFICERS (continued):

On February 23, 2007 our board of directors established a Lead Director position, and approved Paul W. Harrison to fill the position, and provided a stock bonus of 360,000 shares of our common stock, valued at $284,400 based on $0.79 per share, to Paul W. Harrison for taking on additional responsibilities of the Lead Director position and other relevant activities as designated by our board of directors. Our board of directors has determined that the Lead Director should have the following duties and responsibilities: advise the Chairman in scheduling board meetings and setting agendas involving the independent directors; convene meetings and lead executive sessions of the Company's independent directors, promote dialogue between directors; facilitate information flow and communications to the Company's shareholders and other related pertinent matters; assist the Board in fulfilling its responsibilities by meeting with the CEO to review and give input to the Company's strategic plan; perform other duties as specified by the board. On October 9, 2007, Paul Harrison returned the 360,000 shares of common stock to us, and we issued him a warrant for 540,000 shares with an exercise price of $0.65 per share for taking on additional responsibilities as the Lead Director.

NOTE 14 - COMMITMENTS AND CONTINGENCIES.

(a) Employment Agreements:

The Company has no employment agreements.

(b) Properties:

In July of 1997, Metairie Medical Equipment Leasing Corporation entered into a 120-month facility lease with Independence Mall I Limited Partnership for approximately 2,100 square feet on the ground floor of a two-story building. Under the terms of the lease the monthly rental was $2,911.00. During 2006 we decided to discontinue our business operations in the Greater New Orleans area and to abandon our facility in Metairie, Louisiana due to the significant damage caused by hurricane Katrina and the negative economic impact that has led to a loss from discontinuance of business of approximately ($320,000). We have provided for the loss and gain from the insurance recovery in our financial statements in accordance with SAFS 5.

In April 2005 Modern Medical entered into a five (5) year lease agreement for approximately 7,150 square feet on 441-445 Chestnut St. in Union, NJ for approximately $15,000 per month. This lease is renewable for an additional 5-year term at no more than $17,875 per month, which term expires on April 1, 2015. On March 19, 2008, Modern Medical exercised its lease option through March 31, 2015 at $17,875 per month and obtained an additional 5 year option through March 31, 2020 at $19,067 per month.

In April 2005 Modern Medical entered into a five (5) year lease agreement for approximately 2,250 square feet on 439 Chestnut St. in Union, NJ for approximately $3,844 per month. This lease is renewable for an additional 5-year term at no more than $4,500 per month, which term expires on April 1, 2015. On March 19, 2008, Modern Medical exercised its lease option through March 31, 2015 at $4,500 per month and obtained an additional 5 year option through March 31, 2020 at $4,875 per month.

In February 2001 Modern Medical and Union Imaging Associates, JV entered into a five (5) year lease agreement for approximately 960 square feet on 418 Chestnut St. in Union, NJ for approximately $1,760 per month. Effective September 1, 2004, Union Imaging Associates, JV and Modern Medical took an additional 600 square feet for an additional $1,000 per month and extending the lease to February 1, 2007 and obtained an option to renew the lease for an additional 3 years upon 180 days prior written notice of the Company's intent to exercise its option. The Company exercised its option to extend the lease for 3 years, extending the lease through February 1, 2010.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 14 - COMMITMENTS AND CONTINGENCIES continued:

On April 1, 2004 Modern Medical entered into a 10-year lease with an option for an additional 5 years, in Manalapan NJ. The lease is for approximately 5,620 square feet, the monthly rental is $11,240. The previous tenant had abandoned the space which was being used as an imaging center. We reactivated the center and completed the state of New Jersey licensing procedure. Subsequently we sold the facility to a third party who also acquired the condominium space covered by this lease, terminating our contingent liability under the lease.

Table of future rent payments under non-cancelable property leases:

YEAR	Amount
2008	$277,000

2009	$277,000

2010	$264,000

2011	$269,000

2012	$269,000

Thereafter	$605,000

Facility rental expense charged to operations in 2007 and 2006 was $297,071 and $438,446, respectively.

Modern Medical believes that its current facilities are adequate to operate its business.

NOTE 15 – LITIGATION:

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
DECEMBER 31, 2007 AND 2006

NOTE 15 - LITIGATION continued:

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

On October 12, 2006, we were served with a lawsuit by MARCAP seeking $350,000 for amounts MARCAP claims is owed by the Company under an Agreement for the PET medical equipment. The Company has cured the default and settled the complaint brought by MARCAP.

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
DECEMBER 31, 2007 AND 2006

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
DECEMBER 31, 2007 AND 2006
NOTE 25 - R.J. AUBREY IR SERVICES INVESTOR RELATIONS SERVICES:

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

NOTE 26 - STRATEGIC GROWTH INTERNATIONAL:

On February 27, 2007 we entered into a consulting agreement with Strategic Growth International, Inc. (SGI) to provide financial public relations services. The Company agreed to pay a monthly retainer of $8,000 per month for six months and $9,000 per month after the Company completes its contemplated capital raise with provisions to extend the agreement based on the mutual agreement of the parties. In addition and pursuant to the terms of the agreement, on February 27, 2007, the Board of Directors approved the issuance of 250,000 shares of the Company’s restricted common stock and option for 400,000 shares of the Company's common stock to SGI for financial public relations services. The options will have a five-year duration and are exercisable at $0.80 per share. At the option of SGI, such options may be exercised on a cashless basis. The Company shall have the right to terminate the agreement on August 27, 2007 upon 10 days prior written notice. Upon such termination on August 27, 2007, the Company will have the right to rescind 125,000 shares of common stock and 200,000 options. On April 5, 2007, upon mutual agreement, the Company and SGI agreed to suspend the agreement. There are no further fees due SGI unless the agreement is reinstated. In consideration of the suspension of the agreement, the parties agreed to a payment of 1/12 of the option for 400,000 common shares (equal to an option for 33,200 shares), as well as a payment of 1/12 of the 250,000 common shares, or 20,750 shares with an estimated value of $14,733 based on a per share price of $0.71 on April 5, 2007, which payment was being made as additional consideration to secure a more favorable and fixed monthly fee.

NOTE 27 - YOSEF AZOULAI LOAN AGREEMENT:

On March 6, 2007, we entered into a Loan Agreement with Irit and Yosef Azoulai for $100,000. The terms of the Agreement include an annual interest rate of 20% and the loan is to paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company. In addition, the Company is to issue a Warrant for the rights to 100,000 shares of the Company's common stock with an exercise price $0.82 based on the closing market price of the Company's common stock as March 6, 2007.

NOTE 28 - PURCHASE OF EQUIPMENT FROM MEDICAL EQUIPMENT SOLUTIONS, INC:

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
DECEMBER 31, 2007 AND 2006

NOTE 29 - INVESTMENT BANKING AGREEMENT WITH NEWBRIDGE SECURITIES:

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

Note 30 - COHEN CONSULTING AGREEMENT:

On April 1, 2007, we entered into an agreement with Cohen Consulting (payable to Mark Cohen), for consulting services and agreed to pay $5,000 per month for a period of six months. The first month was paid immediately upon execution of this agreement. We also agreed to issue to Cohen Consulting (Mark Cohen) warrants to purchase 100,000 shares of our common stock, exercisable at a price of $0.75 per share. The warrants are to be issued in installments: 5 warrants to purchase 16,666 common shares each for the first five months and 1 warrant to purchase 16,670 common shares in the last month. The warrants will be of a five-year duration and will have piggy-back registration rights. It is understood that the warrants may be exercised on a cashless basis at the option of Cohen Consulting (Mark Cohen). We made 3 payments totaling $15,000.00 for Cohen’s consulting services, and on June 20, 2007, we terminated the agreement with Cohen Consulting and made the final cash payment. At the time of the termination, Cohen Consulting (Mark Cohen) was entitled to warrants for 49,998 common shares at an exercise price of $0.75 per share under the terms of the agreement.

Note 31 - OCEAN AVENUE CONSULTING AGREEMENT:

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
DECEMBER 31, 2007 AND 2006

Note 32 - CLAIM RELATED TO REIMBURSEMENT OF ACQUISITION EXPENSES:

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

Note 33 - CONVERSION OF DEBT AGREEMENT WITH MARVIN TEITELBAUM:

On May 9, 2007 we entered into an agreement with Marvin Teitelbaum. We agreed to pay him 50,000 shares of our restricted common stock in connection with a previous conversion of debt, and for construction services provided to us.

Note 34 - CONSULTING AGREEMENT WITH SOUTHERN ADVISORY SERVICES, INC:

On May 10, 2007, we entered into a Consulting Agreement with Southern Advisory Services, Inc. for them to provide merger and acquisition services on a non-exclusive basis, and introduce us to related opportunities. We agreed to pay Southern Advisory Services a performance fee equal to 4.25% of the total value of the transaction, payable in cash.

Note 35 – MODERN MEDICAL MODALITIES CORP. NEW JERSEY STATE CORPORATE BUSINESS TAXES:

On May 10, 2007, we offered and the State of New Jersey accepted an agreement to settle past due taxes for the Company in the amount of $97,116.61. On April 24, 2007, we paid a down payment of $31,027.50. The balance of $66,089.11 is to be paid over 36 equal installments of $2,381.00 beginning June 27, 2007.

Note 36 - PRIVATE PLACEMENT OF OUR COMMON STOCK:

On June 8, 2007, we entered into an agreement to sell an aggregate of 770,000 shares of the Company’s restricted common stock to two accredited investors in exchange for gross proceeds of $500,500. In connection with the sale of the common stock, we also issued warrants to the investors to purchase an aggregate of 462,000 common shares. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.85 per share. The securities were sold pursuant to Section 4(2) of the Securities Act of 1933, as amended. There were no commissions paid in connection with the sale of the securities. The securities were subsequently paid for and purchased on June 11, 2007. The gross proceeds from the sale of the securities will be used for working capital and general corporate purposes.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 37 - FILING OF S-8 REGISTRATION STATEMENT FOR 2003 STOCK OPTION PLAN:

On June 11, 2007, we filed an S-8 registration statement for securities related to our 2003 Stock Option Plan. Descriptions of our 2003 Stock Option Plan and the securities are contained in our filing of the S-8 registration statement, which includes 2,000,000 shares of common stock to cover stock options for up to 2,000,000 shares with a proposed maximum offering price of $0.67 per share and a proposed maximum aggregate offering price of $1,340,000. On November 6, 2007, we entered into incentive stock option agreements with employees of the Company to provide incentives for remaining with the Company and to encourage extra efforts and increased performance. We issued stock options for 190,000 shares of our common stock at an exercise price of $0.37 per share. The stock options have a 10 year term and the vesting criteria is based on a 3 year period, whereby 1/3 of the shares are vested each year for the periods November 5, 2008, November 5, 2009, and November 5, 2010.

NOTE 38 - CONSULTING AGREEMENT WITH STRATEGIC CORPORATE INITIATIVES LTD:

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

NOTE 39 - NUMARK CAPITAL CORP:

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

NOTE 40 - FLAHERTY FINANCIAL NEWS, Inc.

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

NOTE 41 - CAPITAL SECURITIES MANAGEMENT, INC. AGREEMENT:

On October 9, 2007, we signed an Investment Banking and Financial Advisor Agreement with Capitol Securities Management, Inc. (the "Advisor") as its exclusive investment banker and financial advisor. During the Term of this Agreement, the Advisor, shall provide advice to, and consult with, us concerning financial planning, corporate organization and structure, public stock relations, financial matters in connection with the operation of the business of the Company, private and public equity and debt financing, acquisitions, mergers and other similar business combinations and shall review and advise us regarding its overall progress, needs and financial condition. The Advisor is not obligated to devote any specific amount of time to providing advice and consultation to us. This Agreement shall remain in full force and effect for a period of thirty-six (36) months after the date hereof; provided, however, that it may be terminated at any time by either the Advisor or us with or without cause upon thirty (30) days prior written notice to the other party (the "Term"). We agreed to pay fees based on individuals or entities introduced to us by Advisor and which have been submitted in writing by Advisor and approved by us, and lead to a completed transaction. We also agreed to pay Advisor a monthly Investment Banking retainer fee of $2,500 starting upon the closing of any equity financing by the Company. Within 30 days from the execution of this Agreement, we also agreed to issue to Advisor 250,000 shares of our restricted common stock with standard piggyback registration rights upon execution of this agreement and an additional 3 equal installment of 83,333 shares to be paid quarterly following the initial payment.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 42 - STATE OF NEW JERSEY TAXES:

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

NOTE 43 - COMPLETE FLOORING and RENOVATION, INC. WARRANT AGREEMENT:

On October 9, 2007, we issued Complete Flooring and Renovation, Inc. a warrant for 65,000 shares with an exercise price of $0.75 per share as part of the October 25, 2006 unsecured promissory note with Complete Flooring and Renovation, Inc.

NOTE 44 - JACOV HAYUT WARRANT AGREEMENT:

On October 9, 2007, we issued Jacov Hayut a warrant for 150,000 shares with an exercise price of $0.75 per share as part of the February 2006 unsecured note which was due in February 2007 and that was subsequently extended.

NOTE 47 - SUBSEQUENT EVENTS:

On February 13, 2008 and in connection with the June 8, 2007 sale of our common stock, we issued additional warrants to the investors to purchase an aggregate of 385,000 common shares. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.25 per share.

On February 28, 2008, we filed a Certificate of Incorporation for HealthIXS Corporation, a newly formed subsidiary of Modern Medical Corporation. HealthIXS was formed to focus on using our health information system to provide information and administrative services to healthcare organizations. Our health information system is based on the integration of the software assets acquired on February 28, 2007 and September 14, 2007 and value-added customizations that has culminated into a health common system platform with a comprehensive array of software applications that can be used to provide web-based information and administrative services.