Form 10-Q
period 2008-03-31
MODERN MEDICAL MODALITIES CORP
filed 2008-05-13
CIK 902635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(908) 687-8840
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.
☐ Large accelerated filer	Accelerated filer ☐
☐ Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2008, there were 24,234,051 shares of the registrant’s common stock, $0.0002 par value, outstanding.

 MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
MARCH 31, 2008
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3-4

	Condensed Consolidated Statements of Operations for the three ended March 31, 2008 and 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	6

	Notes to Interim Condensed Consolidated Financial Statements	7-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15-16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibit Index	17

SIGNATURES		18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$56,515	$52,425

Accounts receivable (less contractual allowances of $3,337,300 and $3,112,000, respectively)	1,359,282	1,269,767
Prepaid expense	7,894	11,098

Total Current Assets	1,423,691	1,333,290

Property and equipment, net of accumulated depreciation of $3,148,967 and $3,081,470, respectively	1,233,780	1,274,421

Other assets
Purchased software	1,246,760	1,224,480
Note receivable	15,884	15,884
Deposits	39,661	39,661

Total Other Assets	1,302,305	1,280,025

Total Assets	$3,959,776	$3,887,736

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities
Accounts payable	$960,439	$970,990
Accrued expenses	1,345,739	1,125,976
Current portion long term debt	1,290,803	1,335,276

Total Current Liabilities	3,596,981	3,432,242

Other liabilities
Long term debt, net of current portion	888,552	937,433
Loans payable shareholders	235,899	235,899

Total Other Liabilities	1,124,451	1,173,332

Total Liabilities	4,721,432	4,605,574

Minority interest	75,474	65,622

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.0002 par value, authorized - 1,000,000 shares--issued and outstanding - 0 shares
Common stock, $0.0002 par value, authorized - 99,000,000 shares--issued 24,594,051 shares and outstanding 24,234,051 shares	4,918	4,918
Additional paid-in capital	10,361,318	10,109,415
Accumulated (deficit)	(11,203,366)	(10,897,793)
Treasury stock, 360,000 shares at cost	-	-

Total stockholders'(deficiency)	(837,130)	(783,460)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$3,959,776	$3,887,736

See notes to financial statements

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended March 31,

	2008	2007
Revenues:
Net revenues from services	$1,892,016	$1,826,344
Cost of services provided	1,451,474	1,379,412

Total operating income	440,542	446,932

Operating expenses:
Selling, general and administrative	586,880	805,534
Depreciation and amortization	67,496	185,424

Total operating expenses	654,376	990,958

(Loss) from operations	(213,834)	(544,026)

Other (expenses):
Interest expense	(73,929)	(79,902)

Total other (expenses)	(73,929)	(79,902)

(Loss)before income taxes and minority interest	(287,762)	(623,928)
Provision for income taxes	7,959	8,837

(Loss) before minority interest	(295,721)	(632,765)

Minority interests	(9,852)	87,540

Net (loss)	$(305,573)	$(545,225)

(Loss)per share, basic and diluted	$(0.01)	$(0.03)
Number of weighted average shares outstanding	24,234,051	21,781,717

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended March 31,
Cash Flows from Operating Activities	2008	2007
Net Income	$(305,573)	$(545,225)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	67,496	185,424
Contractual allowances	225,300	458,800
Increase(decrease) in minority interest	9,852	(87,539)
Increase in common Stock from issuance of shares and conversion of debt	-	296
Increase in additional paid in capital from issuance of shares and conversion of debt	-	1,108,837
Increase in additional paid in capital from stock-based compensation resulting from issuance of employee stock options and warrants	251,904	79,242

Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(314,815)	(487,561)
Prepaid expenses	3,205	(29,555)
Other current assets	-	4,255
Accounts payable	(10,551)	39,285
Accrued expenses	219,762	67,972
Total adjustments	452,153	1,339,456

Net cash provided by operating activities	146,580	794,231

Cash flows from Investing Activities:
Fixed asset acquisitions	(26,854)	(9,096)
Purchased Software	(22,280)	(744,976)

Net cash (used) by investing activities	(49,134)	(754,072)

Cash flows from financing activities:
Increase long term debt	25,749	100,000
(Decrease)long term debt	(119,105)	(145,535)

Net cash (used) by financing activities	(93,356)	(45,535)

Net increase(decrease) in cash and cash equivalents	4,090	(5,376)
Cash and equivalents, beginning of period	52,425	143,912

Cash and equivalents, end of period	$56,515	$138,536

Supplemental cash flow information
Interest paid	$89,768	$84,578
Common Shares issued in payment of consulting and other agreements	-	1,480,750

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 - LITIGATION:

No new litigation has occurred during the quarter ending March 31, 2008 (see subsequent events).

NOTE 3 - SHARE-BASED PAYMENTS IN ACCORDANCE WITH SFAS 123(R):

For the period ended March 31, 2008, we conducted an outside independent analysis and our own review, and based on the results, we recognized $251,904 in share-based payments related to warrants and stock options issued with the rights to exercise 8,643,198 shares of our common stock. The analysis and computation was performed based on our adoption of Statement of Financial Accounting Standards No. 123R, share-based payment (SFAS 123R), which requires the recognition of the fair value of stock-based compensation. The Company adopted SFAS 123R effective January 1, 2006.

NOTE 4 - INVESTMENT BANKING AGREEMENT WITH NEWBRIDGE SECURITIES:

On April 13, 2007, we entered into an Agreement with Newbridge Securities Corporation, a Virginia corporation with offices in Ft. Lauderdale, Florida (the "Advisor"). The Company engaged the Advisor to render financial and business advisory consulting advice to the Company as an investment banker relating to financial and similar matters.

In consideration of the services to be rendered and performed by Newbridge during the term of this Agreement, the Company paid to the Advisor 250,000 shares of its restricted common stock ("Restricted Shares"), and will pay an additional 83,333 Restricted Shares on each of the three, six and nine month anniversaries of the date of the agreement, unless this Agreement has otherwise been terminated in accordance with Section 15 hereof. The Restricted Shares will be subject to standard piggyback registration rights. If this Agreement is terminated by the Advisor in accordance with Section 15 for any reason prior to the date that is three (3) months from the date hereof, Advisor shall return a prorated amount, prorated on a daily basis, of the initial 250,000 Restricted Shares to the Company for cancellation. Additionally, in the event that this Agreement is terminated as a result of Advisor no longer being a member in good standing of the NASD, Advisor shall return the initial 250,000 Restricted Shares to the Company for cancellation. As of March 31, 2008, we have an obligation to issue Newbridge Securities Corporation 83,333 shares of our restricted common stock, and are currently in discussions with Newbridge Securities Corporation to rescind the Agreement. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of the Regulation D for the issuance of these securities.

NOTE 5 - CONVERSION OF DEBT AGREEMENT WITH MARVIN TEITELBAUM:

On December 20, 2006, we entered into an agreement with Marvin Teitelbaum, restructuring our the various construction loans with him. As part of the restructuring he agreed to convert $50,000 of the debt to 77,000 shares of the Company’s $0.0002 par value restricted common stock. As a condition to this conversion the Company agreed that if the average price of its $0.0002 par value common stock was less than $0.65 for any consecutive 20 day period during the first calendar quarter of 2008, Mr. Teitlebaum had the right to put the 77,000 shares to the Company for $50,000. Effective April 1, 2008 Mr. Teitelbaum put the shares to the Company, these shares are being recorded as Treasury shares effective April 1, 2008 and are not reflected in the accompanying March 31, 2008 balance sheet.

NOTE 6 - CAPITOL SECURITIES MANAGEMENT, INC. AGREEMENT:

On October 9, 2007, we signed an Investment Banking and Financial Advisory Agreement with Capitol Securities Management, Inc. (the "Advisor") as its exclusive investment banker and financial advisor. During the Term of this Agreement, the Advisor, shall provide advice to, and consult with, us concerning financial planning, corporate organization and structure, public stock relations, financial matters in connection with the operation of the business of the Company, private and public equity and debt financing, acquisitions, mergers and other similar business combinations and shall review and advise us regarding its overall progress, needs and financial condition. The Advisor is not obligated to devote any specific amount of time to providing advice and consultation to us. This Agreement shall remain in full force and effect for a period of thirty-six (36) months after the date hereof; provided, however, that it may be terminated at any time by either the Advisor or us with or without cause upon thirty (30) days prior written notice to the other party (the “Term”). We agreed to pay fees based on individuals or entities introduced to us by Advisor and which have been submitted in writing by Advisor and approved by us, and lead to a completed transaction. We also agreed to pay Advisor a monthly Investment Banking retainer fee of $2,500 starting upon the closing of any equity financing by the Company. Within 30 days from the execution of this Agreement, we also agreed to issue to Advisor 250,000 shares of our restricted common stock with standard piggyback registration rights upon execution of this agreement and an additional 3 equal installment of 83,333 shares to be paid quarterly following the initial payment. As of March 31, 2008, we have an obligation to issue Capitol Securities Management, Inc. 333,334 shares of our restricted common stock. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of the Regulation D for the issuance of these securities.

NOTE 7 - ISSUANCE OF WARRANTS RELATED TO THE JUNE 8, 2007 SALE OF OUR COMMON STOCK:

On February 13, 2008 and in connection with the June 8, 2007 sale of our common stock, we issued additional warrants to the investors to purchase an aggregate of 385,000 common shares. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.25 per share.

NOTE 8 - FORMATION OF HEALTHIXS CORPORATION AS A NEW SUBSIDIARY:

On February 28, 2008, we filed a Certificate of Incorporation for HealthIXS Corporation, a newly formed subsidiary of Modern Medical Modalities Corporation. HealthIXS was formed to focus on using our health information system to provide information and administrative services to healthcare organizations. Our health information system is based on the integration of the software assets acquired on February 28, 2007 and September 14, 2007 and value-added customizations that has culminated into a health common system platform with a comprehensive array of software applications that can be used to provide web-based information and administrative services.

NOTE 9 - AEL FINANCIAL, LLC LOAN AGREEMENT:

On February 11, 2008, Union Imaging Associates entered into a financing lease agreement with AEL Financial, LLC to fund the purchase of a structured speech reporting system. The amount financed was $26,853.44, payable in 36 equal installments of $1,001.85, commencing March 11, 2008, at the end of the lease the Company can purchase the system for $1.

NOTE 10 - SUBSEQUENT EVENTS:

On April 9, 2008, a complaint was filed by Spur Imaging Service, L.L.C. against the Company and Union Imaging Associates for breach of contract and other related matters. The complaint is related to a Sub-Lease Agreement that the Company entered into with Spur on or about May 18, 2005 for using certain MRI equipment that was leased from Siemens Medical Solutions, USA, Inc. by Spur Imaging Service, LLC. We agreed to make 63 payments of $21,400 totaling $1,348,200.  We also entered into a Forbearance Agreement with Spur that modified the Sub-Lease Agreement payment terms. Spur filed the complaint claiming we owe them for payments not made per the Sub-Lease and Forbearance Agreements, and for other costs, fees, and expenses, and declared that we should return the MRI equipment. We are currently reviewing the complaint and are preparing to respond.

On April 23, 2008, we offered and the State of New Jersey accepted an agreement to settle past due taxes for Union Imaging Center, LLC. in the amount of $35,794. The terms of the agreement include payments of $2,000 paid on each of May 2, 9 and 16, 2008 and 36 equal installments of $1,040 commencing June 23, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

When used in this Form 10-Q and in future filings by Modern Medical with the Securities and Exchange Commission, the words or phrases "will likely result" and "expects", "will continue," "is anticipated," "estimates," "believes," "intends," "plans," "project," "potentially," "outlook," or "seek," and similar expressions are intended to identify "forward-looking statements." Modern Medical wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Modern Medical has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

OVERVIEW

We provide a network of healthcare management and clinical services that is supported by our advanced, web-based, enterprise-wide information system. Our network of healthcare services is currently focused on the diagnostic imaging services specialty market, and has the capacity to service other multi-specialty markets. Our healthcare management and clinical services are delivered through a network of owned diagnostic imaging centers, joint venture operations, and contractual services agreements. The healthcare management services include marketing, procurement of medical equipment, facilities construction and maintenance, recruitment and training of technical and support staff, administrative and information services, such as leasing, managed care and contract management, human resources, inventory management, medical records, and billing and collections. The healthcare clinical services include magnetic resonance imaging (MRI), computerized axial tomography (CT scan), positron emission tomography (PET), ultrasound, densitometry, mammography, nuclear medicine, and general radiography (X-ray).

We believe that our network of centers are being optimized by providing a full array of management and imaging services to better meet the varied needs of our customers, providers of care, and other participants in our growing network. In addition, we are seeking to maximize the productivity and quality of each center that we own, as well as of each network of centers we contract with, by providing integrated technology solutions through state-of-the art medical equipment and industry leading information management systems. As of March 31, 2008, we own, operate, and manage three diagnostic imaging centers located in New Jersey. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities. On a consolidated basis, we currently recognize the majority of our revenues from a range of diagnostic imaging services and that allow us to leverage the variety of imaging systems in our network of centers, in order to potentially increase operating income once fixed costs are more rapidly covered with higher volumes of procedures performed. In addition, we are creating the infrastructure to expand our revenues through management services contracts with an increasing emphasis on providing web-based, comprehensive information services as the healthcare outpatient services and related markets continue to grow and operate within larger networks.

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

Results of Operations:

FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007.

	2008	2007
Net revenues from services	$1,892,000	$1,826,000
Cost of services provided	$1,451,000	$1,379,000
Selling, general and administrative expenses	$587,000	$806,000
(Loss) from operations	$(214,000)	$(544,000)

Net Revenues from Services:

For the three months ended March 31, 2008, net revenues from services totaled $1,892,000 as compared to $1,826,000 for the same period in 2007, resulting in a net increase of $ 66,000. This increase in net revenues is attributable primarily to an increase of $36,000, at our PET Scan at Union Imaging Center resulting from increased collections, the balance of the increase is split between our Union Imaging Associates and Union Imaging Center sites in Union, NJ as a result of increased patient volumes.

Cost of services provided:

For the three months ended March 31, 2008, cost of services provided totaled $ 1,451,000 as compared to $1,379,000 for the same period in 2007, resulting in an increase of approximately $72,000. The increase is attributable primarily to increased medical equipment rental costs of approximately $33,000, commercial insurance costs of approximately $20,000, primarily related to professional liability insurance and the balance of the increase in cost of services provided results from increased costs due to increased volume. These increases are split between our Union Imaging Associates and Union Imaging Center sites in Union, NJ.

Selling, general and administrative expenses:

For the three months ended March 31, 2008, selling, general and administrative expenses totaled $587,000 as compared to $806,000 for the same period in 2007, resulting in a decrease of approximately $219,000. This decrease results from $115,000 reduction in cash costs related to investor relations and investment banking contracts and $40,000 in travel costs related to the investor relations and investment banking service activities. The balance of the decrease resulted from reduced marketing and administrative costs at our Union, NJ sites of approximately $64,000

Loss from operations:

Loss from operations for the three months ended March 31, 2008 was $214,000 as compared to loss of $544,000 for the same period in 2007 resulting in a decrease in the loss from operation of approximately $ 330,000. This decrease resulted from a reduction in cash costs related to investor relations and investment banking contracts of approximately $115,000, a reduction in travel costs related to the investor relations and investment banking service activities, $40,000. and an increase in net revenues of approximately $66,000, see above. The balance of the improvement resulted from the $72,000 increase in cost of services provided, see above, net of a reduction in depreciation costs of approximately $117,000, primarily resulting from our PET Scan Equipment becoming fully depreciated during 2007 and reduced marketing and administrative costs at our Union, NJ sites of approximately $64,000.

Liquidity and Capital Resources:

As of March 31, 2008, we had a working capital deficiency of $2,173,290, as compared to a working capital deficiency of $2,098,952 as of December 31, 2007. We do not believe that our cash flow from operations will be sufficient to fund our ongoing operations and we will continue to have to raise capital to fund our operations. We may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to us, if at all.

Debt:

On February 11, 2008, Union Imaging Associates entered into a financing lease agreement with AEL Financial, LLC to fund the purchase a structured speech reporting system. The amount financed was $26,853.44, payable in 36 equal installments of $1,001.85, commencing March 11, 2008, at the end of the lease the Company can purchase the system for $1.

Effective October 1, 2005 Union Imaging Associates entered into a 63 month financing lease with Siemens Medical Systems/Spur Imaging to acquire a Siemens 1.5T Symphony MRI unit. The amount financed is $1,050,000, payable at $22,684.00 per month commencing April 2006. Union Imaging Associates has the option to purchase the unit for $100 at the end of the lease. On April 9, 2008, a complaint was filed by Spur Imaging Service, L.L.C. against the Company and Union Imaging Associates for breach of contract and other related matters. The complaint is related to a Sub-Lease Agreement that the Company entered into with Spur on or about May 18, 2005 for using certain MRI equipment that was leased from Siemens Medical Solutions, USA, Inc. by Spur Imaging Service, LLC. We agreed to make 63 payments of $21,400 totaling $1,348,200.  We also entered into a Forbearance Agreement with Spur that modified the Sub-Lease Agreement payment terms. Spur filed the complaint claiming we owe them for payments not made per the Sub-Lease and Forbearance Agreements, and for other costs, fees, and expenses, and declared that we should return the MRI equipment. We are currently reviewing the complaint and are preparing to respond.

These are the only trends, commitments, events and/or material uncertainties known to Modern Medical.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant as a smaller reporting company and is not required to provide a response under this Item 3.

Item 4. Controls and Procedures

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

On April 9, 2008, a complaint was filed by Spur Imaging Service, L.L.C. against the Company and Union Imaging Associates for breach of contract and other related matters. The complaint is related to a Sub-Lease Agreement that the Company entered into with Spur on or about May 18, 2005 for using certain MRI equipment that was leased from Siemens Medical Solutions, USA, Inc. by Spur Imaging Service, LLC. We agreed to make 63 payments of $21,400 totaling $1,348,200.  We also entered into a Forbearance Agreement with Spur that modified the Sub-Lease Agreement payment terms. Spur filed the complaint claiming we owe them for payments not made per the Sub-Lease and Forbearance Agreements, and for other costs, fees, and expenses, and declared that we should return the MRI equipment. We are currently reviewing the complaint and are preparing to respond.

On April 23, 2008, we offered and the State of New Jersey accepted an agreement to settle past due taxes for Union Imaging Center, LLC. in the amount of $35,794. The terms of the agreement include payments of $2,000 paid on each of May 2, 9 and 16, 2008 and 36 equal installments of $1,040 commencing June 23, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 13, 2007, we entered into an Agreement with Newbridge Securities Corporation, a Virginia corporation with offices in Ft. Lauderdale, Florida (the "Advisor"). The Company engaged the Advisor to render financial and business advisory consulting advice to the Company as an investment banker relating to financial and similar matters. In consideration of the services to be rendered and performed by Newbridge during the term of this Agreement, the Company paid to the Advisor 250,000 shares of its restricted common stock ("Restricted Shares"), and will pay an additional 83,333 Restricted Shares on each of the three, six and nine month anniversaries of the date of the agreement, unless this Agreement has otherwise been terminated in accordance with Section 15 hereof. The Restricted Shares will be subject to standard piggyback registration rights. If this Agreement is terminated by the Advisor in accordance with Section 15 for any reason prior to the date that is three (3) months from the date hereof, Advisor shall return a prorated amount, prorated on a daily basis, of the initial 250,000 Restricted Shares to the Company for cancellation. Additionally, in the event that this Agreement is terminated as a result of Advisor no longer being a member in good standing of the NASD, Advisor shall return the initial 250,000 Restricted Shares to the Company for cancellation. As of March 31, 2008, we have an obligation to issue Newbridge Securities Corporation 83,333 shares of our restricted common stock, and are currently in discussions with Newbridge Securities Corporation to rescind the Agreement. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities.

On October 9, 2007, we signed an Investment Banking and Financial Advisory Agreement with Capitol Securities Management, Inc. (the "Advisor") as its exclusive investment banker and financial advisor. During the Term of this Agreement, the Advisor, shall provide advice to, and consult with, us concerning financial planning, corporate organization and structure, public stock relations, financial matters in connection with the operation of the business of the Company, private and public equity and debt financing, acquisitions, mergers and other similar business combinations and shall review and advise us regarding its overall progress, needs and financial condition. The Advisor is not obligated to devote any specific amount of time to providing advice and consultation to us. This Agreement shall remain in full force and effect for a period of thirty-six (36) months after the date hereof; provided, however, that it may be terminated at any time by either the Advisor or us with or without cause upon thirty (30) days prior written notice to the other party (the “Term”). We agreed to pay fees based on individuals or entities introduced to us by Advisor and which have been submitted in writing by Advisor and approved by us, and lead to a completed transaction. We also agreed to pay Advisor a monthly Investment Banking retainer fee of $2,500 starting upon the closing of any equity financing by the Company. Within 30 days from the execution of this Agreement, we also agreed to issue to Advisor 250,000 shares of our restricted common stock with standard piggyback registration rights upon execution of this agreement and an additional 3 equal installment of 83,333 shares to be paid quarterly following the initial payment. As of January 9, 2008, we have an obligation to issue Capitol Securities Management, Inc. 500,000 shares of our restricted common stock. The Company will rely upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of any securities pursuant to the Investment Banking and Financial Advisory Agreement .

ITEM 3 Defaults upon Senior Securities

There have not been any defaults on any senior securities during the three months ended March 31, 2008.

ITEM 4 Submissions of Matters to a Vote of Security Holders

No matters were submitted to the security holders of the Company for a vote during the three-months ended March 31, 2008.

ITEM 5 Other Information

The Company has no other information to report for the three months ended March 31, 2008.

ITEM 6 EXHIBITS:
Exhibit Index

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, Registration No. 333-86931)
3.2	Restated and Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, Registration No. 333-86931)
3.3	By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, filed in February, 1994)
4.1	Form of Warrant - Cash Exercise Format (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB dated December 31, 2007).
4.2	Form of Warrant - Cashless Exercise Format (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB dated December 31, 2007).
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
10.5
Performance for Stock Options Agreement between the Company and Paul W. Harrison dated September 27, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 3, 2006)

10.6
Performance for Stock Options Agreement between the Company and Minesh Patel dated September 27, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 3, 2006).

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

31.1	* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------
* filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN MEDICAL MODALITIES CORPORATION

Dated: May 13, 2008

by: /s/ Baruh Hayut

Name: Baruh Hayut
Title: Chief Executive Officer

Dated: May 13, 2008

by: /s/ Minesh Patel

Name: Minesh Patel
Title: Chief Financial Officer