Form 10-Q
period 2008-06-30
MODERN MEDICAL MODALITIES CORP
filed 2008-08-14
CIK 902635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(908) 687-8840
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

☐	Large accelerated filer	Accelerated filer ☐
☐	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2008, there were 24,307,051 shares of the registrant’s common stock, $0.0002 par value, outstanding.

 MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
June 30, 2008
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3-4

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	6

	Notes to Interim Condensed Consolidated Financial Statements	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibit Index	20

SIGNATURES		21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$44,144	$52,425
Accounts receivable (less contractual allowances of $2,857,700 and $3,112,000, respectively)	1,217,558	1,269,767
Prepaid expense	-	11,098

Total Current Assets	1,261,702	1,333,290

Property and equipment, net of accumulated depreciation of $3,225,158 and $3,081,470, respectively	1,157,589	1,274,421

Other assets
Purchased software	1,262,219	1,224,480
Note receivable	-	15,884
Deposits	38,370	39,661

Total Other Assets	1,300,589	1,280,025

Total Assets	$3,719,880	$3,887,736

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities
Accounts payable	$871,493	$970,990
Accrued expenses	1,384,834	1,125,976
Current portion long term debt	1,319,063	1,335,276

Total Current Liabilities	3,575,390	3,432,242

Other liabilities
Long term debt, net of current portion	789,077	937,433
Loans payable shareholders	235,899	235,899

Total Other Liabilities	1,024,976	1,173,332

Total Liabilities	4,600,366	4,605,574

Minority interest	-	65,622

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.0002 par value, authorized - 1,000,000 shares--issued and outstanding - 0 shares	-	-
Common stock, $0.0002 par value, authorized - 99,000,000 shares--issued 24,744,051 and 24,234,051 shares, respectively and outstanding 24,307,051 and 24,234,051 shares, respectively	4,948	4,918
Additional paid-in capital	10,536,676	10,109,415
Accumulated (deficit)	(11,372,110)	(10,897,793)
Treasury stock, 437,000 and 360,000 shares, respectively, at cost	(50,000)	-

Total stockholders'(deficiency)	(880,486)	(783,460)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$3,719,880	$3,887,736

See notes to financial statements

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the six months ended		For the three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Net revenues from services	$3,542,203	$3,240,928	$1,650,187	$1,414,584
Cost of services provided	2,837,430	2,590,233	1,385,956	1,210,821

Total operating income	704,773	650,695	264,231	203,763

Operating expenses:
Selling, general and administrative	753,245	1,613,803	166,365	808,269
Depreciation and amortization	143,687	279,497	76,191	94,073

Total operating expenses	896,932	1,893,300	242,556	902,342

Income (loss) from operations	(192,159)	(1,242,605)	21,675	(698,579)

Other (expenses):
Interest expense	(265,453)	(159,083)	(191,524)	(79,181)

Total other (expenses)	(265,453)	(159,083)	(191,524)	(79,181)

(Loss) before income taxes and minority interest	(457,612)	(1,401,688)	(169,849)	(777,760)

Provision for income taxes	16,705	9,707	8,746	870

(Loss) before minority interest	(474,317)	(1,411,395)	(178,595)	(778,630)

Minority interests	-	144,248	9,852	56,709

Net (loss)	$(474,317)	$(1,267,147)	$(168,743)	$(721,921)

(Loss) per share, basic and diluted	$(0.02)	$(0.06)	$(0.01)	$(0.03)
Number of weighted average shares outstanding	24,201,801	22,376,617	24,169,551	22,971,517

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended June 30,
Cash Flows from Operating Activities	2008	2007
Net Loss	$(474,317)	$(1,267,147)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	143,687	279,497
Contractual allowances	(254,300)	(1,115,200)
Increase (decrease) in minority interest	(65,622)	(144,248)
Increase in common stock from issuance of shares and conversion of debt	30	510
Increase in additional paid in capital from issuance of shares and conversion of debt	14,970	2,227,932
Increase in additional paid in capital from stock-based compensation resulting from issuance of employee stock options and warrants	412,291	-
Increase in Treasury Stock resulting from the purchase of the Company’s common stock	(50,000)	-

Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	306,509	1,429,366
Prepaid expenses	11,098	(286,155)
Other current assets	1,291	7,106
Deposits and other assets		6,656
Accounts payable	(99,498)	172,210
Accrued expenses	258,858	(253,982)
Total adjustments	679,314	2,323,692

Net cash provided by operating activities	204,997	1,056,545

Cash flows from Investing Activities:
Fixed asset acquisitions	(26,854)	(63,668)
Decrease Note Receivable	15,884	-
(Increase) in Purchased Software	(37,739)	(762,760)

Net cash (used) by investing activities	(48,709)	(826,428)

Cash flows from financing activities:
(Decrease) in loans payable shareholders	-	(75,000)
Increase long term debt	25,748	138,000
(Decrease)long term debt	(190,317)	(382,367)

Net cash (used) by financing activities	(164,569)	(319,367)

Net (decrease) in cash and cash equivalents	(8,281)	(89,250)
Cash and equivalents, beginning of period	52,425	143,912

Cash and equivalents, end of period	$44,144	$54,662

Supplemental cash flow information
Interest paid	$150,432	$212,360
Common Shares issued in payment of consulting and other agreements	150,000	1,780,750

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 - LITIGATION:

On April 9, 2008, a complaint was filed by Spur Imaging Service, L.L.C. against the Company and Union Imaging Associates for breach of contract and other related matters. The complaint is related to a Sub-Lease Agreement that the Company entered into with Spur on or about May 18, 2005 for using certain MRI equipment that was leased from Siemens Medical Solutions, USA, Inc. by Spur Imaging Service, LLC. We agreed to make 63 payments of $21,400 totaling $1,348,200.  We also entered into a Forbearance Agreement with Spur that modified the Sub-Lease Agreement payment terms. Spur filed the complaint claiming we owe them for payments not made per the Sub-Lease and Forbearance Agreements, and for other costs, fees, and expenses, and declared that we should return the MRI equipment. We are currently negotiating a settlement.

On April 23, 2008, we offered and the State of New Jersey accepted an agreement to settle past due taxes for Union Imaging Center, LLC in the amount of $35,794. The terms of the agreement include payments of $2,000 paid on each of May 2, 9 and 16, 2008 and 36 equal installments of $1,040 commencing June 23, 2008.

NOTE 3 - SHARE-BASED PAYMENTS IN ACCORDANCE WITH SFAS 123(R):

For the three and six months ended June 30, 2008, we conducted an outside independent analysis and our own review, and based on the results, we recognized $160,389 and $412,291, respectively, in share-based payments related to warrants and stock options issued with the rights to exercise 8,643,198 shares of our common stock. The analysis and computation was performed based on our adoption of Statement of Financial Accounting Standards No. 123R, share-based payment (SFAS 123R), which requires the recognition of the fair value of stock-based compensation. The Company adopted SFAS 123R effective January 1, 2006.

NOTE 4 - INVESTMENT BANKING AGREEMENT WITH NEWBRIDGE SECURITIES:

On April 13, 2007, we entered into an Agreement with Newbridge Securities Corporation, a Virginia corporation with offices in Ft. Lauderdale, Florida ("Newbridge"). The Company engaged Newbridge to render financial and business advisory consulting advice to the Company as an investment banker relating to financial and similar matters.

In consideration of the services to be rendered and performed by Newbridge during the term of this agreement, the Company paid to the Advisor 250,000 shares of its restricted common stock ("Restricted Shares"), and will pay an additional 83,333 Restricted Shares on each of the three, six and nine month anniversaries of the date of the agreement, unless the agreement is terminated in accordance with its terms. The Restricted Shares will be subject to standard piggyback registration rights. If this Agreement is terminated by Newbridge in accordance with its terms for any reason prior to the date that is three (3) months from the date hereof, Newbridge shall return a prorated amount, prorated on a daily basis, of the initial 250,000 Restricted Shares to the Company for cancellation. Additionally, in the event that this agreement is terminated as a result of Newbridge no longer being a member in good standing of the FINRA, Newbridge shall return the initial 250,000 Restricted Shares to the Company for cancellation. As of June 30, 2008, we have an obligation to issue Newbridge 83,334 shares of our restricted common stock, and we are currently in discussions with Newbridge to rescind the agreement. The Company relied upon the exemption from registration as set forth in section 4(2) of the Securities Act and/or Rule 506 of the Regulation D for the issuance of these securities.

NOTE 5 - CONVERSION OF DEBT AGREEMENT WITH MARVIN TEITELBAUM:

On December 20, 2006, we entered into an agreement with Marvin Teitelbaum, restructuring the various construction loans with him. As part of the restructuring he agreed to convert $50,000 of the debt to 77,000 shares of the Company’s $0.0002 par value restricted common stock. As a condition to this conversion the Company agreed that if the average price of its $0.0002 par value common stock was less than $0.65 for any consecutive 20 day period during the first calendar quarter of 2008, Mr. Teitlebaum had the right to put the 77,000 shares to the Company for $50,000. Effective April 1, 2008, Mr. Teitelbaum put the shares to the Company. These shares are being recorded as Treasury shares effective April 1, 2008, in the accompanying balance sheet.

NOTE 6 - CAPITOL SECURITIES MANAGEMENT, INC. AGREEMENT:

On October 9, 2007, we signed an Investment Banking and Financial Advisory Agreement with Capitol Securities Management, Inc. ("Capitol”) as its exclusive investment banker and financial advisor. During the term of this agreement, Capitol, shall provide advice to, and consult with, us concerning financial planning, corporate organization and structure, public stock relations, financial matters in connection with the operation of the business of the Company, private and public equity and debt financing, acquisitions, mergers and other similar business combinations and shall review and advise us regarding its overall progress, needs and financial condition. Capitol is not obligated to devote any specific amount of time to providing advice and consultation to us. This agreement shall remain in full force and effect for a period of thirty-six (36) months after the date hereof; provided, however, that it may be terminated at any time by either Capitol or us with or without cause upon thirty (30) days prior written notice to the other party. We agreed to pay fees based on individuals or entities introduced to us by Capitol and which have been submitted in writing by Capitol and approved by us, and lead to a completed transaction. We also agreed to pay Capitol a monthly Investment Banking retainer fee of $2,500 starting upon the closing of any equity financing by the Company. Within 30 days from the execution of this agreement, we also agreed to issue to Capitol 250,000 shares of our restricted common stock with standard piggyback registration rights upon execution of this agreement and an additional 3 equal installment of 83,333 shares to be paid quarterly following the initial payment. As of June 30, 2008, we have an obligation to issue Capitol 416,666 shares of our restricted common stock. The Company relied upon the exemption from registration as set forth in section 4(2) of the Securities Act and/or Rule 506 of the Regulation D for the issuance of these securities.

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

NOTE 9 – AEL FINANCIAL, LLC LOAN AGREEMENT:

On February 11, 2008, Union Imaging Associates entered into a financing lease agreement with AEL Financial, LLC to fund the purchase of a structured speech reporting system. The amount financed was $26,853.44, payable in 36 equal installments of $1,001.85, commencing March 11, 2008, at the end of the lease the Company can purchase the system for $1.

NOTE 10 - PURCHASE OF HAIDRI STOCK:

On June 20, 2008, we entered into an Agreement for Purchase and Sale of Stock with Dr. Nazar Haidri, M.D. The Agreement is for 150,000 shares of our common stock and $36,000 in cash. The $36,000 in cash is to be paid in equal installments over 18 months with the first payment beginning 30 days from the closing date. The Agreement also includes a Seller stock put option with conditions that allow Dr. Haidri to put the Stock to Modern Medical Modalities Corporation for $45,000, and includes a provision for piggy-back registration rights if the Company files a registration statement during the restricted holding period under Rule 144.

NOTE 11- SUBSEQUENT EVENTS

In July 2008, General Electric Capital Corporation (“GECC”) sent us a notice of default and a proposal to resolve the defaults and past due contracts related to Union Imaging Associates, Inc. and Modern Medical Modalities Corporation as co-debtors. The proposal offered to cure the defaults with the conditions set forth that we pay $67,326.83 to GECC by July 28, 2008, we resolve accrued late fees of $38,440.86, and we resume making regular monthly payments in August of 2008. The regular monthly payments were adjusted from $40,515.47 to $44,220.25 to include interest and related costs. In addition, GECC offered to defer 3 past due payments to the end of the respective contracts and in order to resolve the $37,046.38 in adjusted accrued late fees, GECC will accept 12 monthly payments of $3,087.20. In response and based on the GECC proposal, we made payments to GECC totaling $67,326.83 and have resumed making regular payments in August, 2008 to cure the defaults. We are finalizing amendments to the GECC contracts to be in compliance with the agreements, and expect to start making the additional 12 payments of $3,087.20 to resolve the adjusted accrued late fees.

On July 9, 2008, copies of a lawsuit were received by the Company. The lawsuit claims that on or about July 11, 2006, Plaintiff Antoinette Gregoire underwent a mammography at the facilities of Park Imaging Associates, P.A. and Union Imaging Associates P.A. and that at such time, a suspicious abnormality of the left breast was noted, consisting of a nodule requiring biopsy and it was later determined that such nodule constituted ductal carcinoma. The Company is reviewing copies of the lawsuit and expects to respond by defending itself against the claims made.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Item 2 of Part I of this Quarterly Report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

The following discussion should be read in conjunction with Modern Medical Modalities Corporation’s (“Modern Medical”, the “Company”, “we”, or “us”) unaudited condensed consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

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

We believe that our network of centers are being optimized by providing a full array of management and imaging services to better meet the varied needs of our customers, providers of care, and other participants in our growing network. In addition, we are seeking to maximize the productivity and quality of each center that we own, as well as of each network of centers we contract with, by providing integrated technology solutions through state-of-the art medical equipment and industry leading information management systems. As of June 30, 2008, we own, operate, and manage three diagnostic imaging centers located in New Jersey. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities. On a consolidated basis, we currently recognize the majority of our revenues from a range of diagnostic imaging services and that allow us to leverage the variety of imaging systems in our network of centers, in order to potentially increase operating income once fixed costs are more rapidly covered with higher volumes of procedures performed. In addition, we are creating the infrastructure to expand our revenues through management services contracts with an increasing emphasis on providing web-based, comprehensive information services as the healthcare outpatient services and related markets continue to grow and operate within larger networks.

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

Results of Operations:

FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007.

	2008	2007
Net revenues from services	$3,542,000	$3,241,000
Cost of services provided	$2,837,000	$2,590,000
Selling, general and administrative expenses	$753,000	$1,614,000
(Loss) from operations	$(192,000)	$(1,243,000)

Net Revenues from Services:

For the six months ended June 30, 2008, net revenues from services totaled $3,542,000 as compared to $3,241,000 for the same period in 2007, resulting in a net increase of $301,000. This increase in net revenues is attributable primarily to an increase in patient fees of approximately $171,000, at our Union Imaging Associates site, $75,000, at our PET Scan at Union Imaging Center and $55,000 at our Union Imaging Center, all resulting from increased patient volume when compared the same period in 2007

Cost of services provided:

For the six months ended June 30, 2008, cost of services provided totaled $2,837,000 as compared to $2,590,000 for the same period in 2007, resulting in an increase of approximately $247,000. The increase is attributable primarily to increased salaries and wages of approximately $153,000 as compared to the same period in 2007, approximately $42,000 of the salaries and wages related to increased patient volume and wage rate increases, the balance of this increase related to the change in classification of approximately $111,000 in salaries and wages from selling and administration expenses to costs of services provided. The balance of the increase in cost of services provided resulted from medical equipment rental cost increases of approximately $70,000 and employee health plan cost increases of approximately $24,000. These increases are split between our Union Imaging Associates and Union Imaging Center sites in Union, NJ.

Selling, general and administrative expenses:

For the six months ended June 30, 2008, selling, general and administrative expenses totaled $753,245 as compared to $1,614,000 for the same period in 2007, resulting in a decrease of approximately $861,000. This decrease results from approximately a $219,000 reduction in cash costs and $ 427,000 reduction in non-cash costs related to investor relations and investment banking contracts and $40,000 in travel costs related to the investor relations and investment banking service activities. The balance of the decrease resulted from a change in classification of approximately $111,000 in salaries and wages from selling and administration expenses to costs of services provided, the balance is related to other marketing and administrative costs at our Union, NJ sites of approximately $64,000.

Loss from operations:

Loss from operations for the six months ended June 30, 2008 was $192,000 as compared to loss of $1,243,000 for the same period in 2007 resulting in a decrease in the loss from operation of approximately $1,050,000. This improvement in loss from operations is directly related to an increase in net revenues of approximately $301,000, in patient fee volume, see above. The improvement in operations was further enhanced by a reduction in selling, general and administrative expenses of approximately $750,000, primarily resulting from a $219,000 reduction in cash costs and $427,000 reduction in non-cash costs related to investor relations and investment banking, see above. Finally this improvement was aided by a reduction in depreciation of approximately $136,000, these benefits were partially off-set by $137,000 increase in costs of services, primarily related to $70,000 increase in medical equipment rental, see above.

Results of Operations:

FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007.

	2008	2007
Net revenues from services	$1,650,000	$1,415,000
Cost of services provided	$1,386,000	$1,211,000
Selling, general and administrative expenses	$166,000	$808,000
Income(loss) from operations	$22,000	$(699,000)

Net Revenues from Services:

For the three months ended June 30, 2008, net revenues from services totaled $1,650,000 as compared to $1,415,000 for the same period in 2007, resulting in a net increase of $235,000. This increase in net revenues is attributable primarily to an increase in patient fees of approximately $173,000 at our Union Imaging Associates site, $5,000 at our PET Scan at Union Imaging Center and $44,000 at our Union Imaging Center, all resulting from increased patient volume when compared the same period in 2007. The remaining $13,000 came from collections from our site in Metairie La., previously closed as a result of damage from hurricane Katrina.

Cost of services provided:

For the three months ended June 30, 2008, cost of services provided totaled $1,386,000 as compared to $1,211,000 for the same period in 2007, resulting in an increase of approximately $175,000. The increase is attributable primarily to increased salaries and wages of approximately $151,000 as compared to the same period in 2007, approximately $40,000 of the salaries and wages related to increased patient volume and wage rate increases, the balance of this increase related to the change in classification of approximately $111,000 in salaries and wages from selling and administration expenses to costs of services provided. The balance of the increase in cost of services provided resulted from increases in the employee health plan cost of approximately $24,000. These increases are split between our Union Imaging Associates and Union Imaging Center sites in Union, NJ.

Selling, general and administrative expenses:

For the three months ended June 30, 2008, selling, general and administrative expenses totaled $166,000 as compared to $808,000 for the same period in 2007, resulting in a decrease of approximately $642,000. This decrease results from approximately a $104,000 reduction in cash costs and $427,000 in non-cash costs related to investor relations and investment banking contracts. The balance of the decrease resulted from a change in classification of approximately $111,000 in salaries and wages from selling and administration expenses to costs of services provided.

Income from operations:

Income from operations for the three months ended June 30, 2008 was $22,000 as compared to loss of $699,000 for the same period in 2007 resulted in a decrease in the loss from operation of approximately $720,000. This improvement in loss from operations is directly related to an increase in net revenues of approximately $235,000, in patient fee volume, see above. The improvement in operations was further enhanced by a reduction in selling, general and administrative expenses of approximately $531,000, primarily resulting from a $104,000 reduction in cash costs and $427,000 reduction in non-cash costs related to investor relations and investment banking, see above. Finally this improvement was aided by a reduction in depreciation of approximately $18,000, these benefits were partially off-set by $64,000 increase in costs of services, primarily related to $40,000 increase in salaries and wages related to increased patient volume and wage rate increases, see above.

Liquidity and Capital Resources:

As of June 30, 2008, we had a working capital deficiency of $2,313,688, as compared to a working capital deficiency of $2,098,952 as of December 31, 2007. We do not believe that our cash flow from operations will be sufficient to fund our ongoing operations and we will continue to have to raise capital to fund our operations. We may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to us, if at all.

Debt:

On February 11, 2008, Union Imaging Associates entered into a financing lease agreement with AEL Financial, LLC to fund the purchase a structured speech reporting system. The amount financed was $26,853.44, payable in 36 equal installments of $1,001.85, commencing March 11, 2008, at the end of the lease the Company can purchase the system for $1.

Effective October 1, 2005 Union Imaging Associates entered into a 63 month financing lease with Siemens Medical Systems/Spur Imaging to acquire a Siemens 1.5T Symphony MRI unit. The amount financed is $1,050,000, payable at $22,684.00 per month commencing April 2006. Union Imaging Associates has the option to purchase the unit for $100 at the end of the lease. On April 9, 2008, a complaint was filed by Spur Imaging Service, L.L.C. against the Company and Union Imaging Associates for breach of contract and other related matters. The complaint is related to a Sub-Lease Agreement that the Company entered into with Spur on or about May 18, 2005 for using certain MRI equipment that was leased from Siemens Medical Solutions, USA, Inc. by Spur Imaging Service, LLC. We agreed to make 63 payments of $21,400 totaling $1,348,200.  We also entered into a Forbearance Agreement with Spur that modified the Sub-Lease Agreement payment terms. Spur filed the complaint claiming we owe them for payments not made per the Sub-Lease and Forbearance Agreements, and for other costs, fees, and expenses, and declared that we should return the MRI equipment. We are currently negotiating a settlement.

These are the only trends, commitments, events and/or material uncertainties known to Modern Medical.

Off-Balance Sheet Arrangements:

None.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this Quarterly report that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On April 9, 2008, a complaint was filed by Spur Imaging Service, L.L.C. against the Company and Union Imaging Associates for breach of contract and other related matters. The complaint is related to a Sub-Lease Agreement that the Company entered into with Spur on or about May 18, 2005 for using certain MRI equipment that was leased from Siemens Medical Solutions, USA, Inc. by Spur Imaging Service, LLC. We agreed to make 63 payments of $21,400 totaling $1,348,200.  We also entered into a Forbearance Agreement with Spur that modified the Sub-Lease Agreement payment terms. Spur filed the complaint claiming we owe them for payments not made per the Sub-Lease and Forbearance Agreements, and for other costs, fees, and expenses, and declared that we should return the MRI equipment. We are currently negotiating a settlement.

On April 23, 2008, we offered and the State of New Jersey accepted an agreement to settle past due taxes for Union Imaging Center, LLC. in the amount of $35,794. The terms of the agreement include payments of $2,000 paid on each of May 2, 9 and 16, 2008 and 36 equal installments of $1,040 commencing June 23, 2008.

On July 9, 2008, copies of a lawsuit were received by the Company. The lawsuit claims that on or about July 11, 2006, Plaintiff Antoinette Gregoire underwent a mammography at the facilities of Park Imaging Associates, P.A. and Union Imaging Associates P.A. and that at such time, a suspicious abnormality of the left breast was noted, consisting of a nodule requiring biopsy and it was later determined that such nodule constituted ductal carcinoma. The Company is reviewing copies of the lawsuit and expects to respond by defending itself against the claims made.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 20, 2008, we entered into an Agreement for Purchase and Sale of Stock with Dr. Nazar Haidri, M.D. The Agreement is for 150,000 shares of our common stock and $36,000 in cash. The $36,000 in cash is to be paid in equal installments over 18 months with the first payment beginning 30 days from the closing date. The Agreement also includes a stock put option with conditions that allows Dr. Haidri to put the Stock to Modern Medical Modalities Corporation for $45,000, and includes a provision for piggy-back registration rights if the Company completes a registration statement during the restricted holding period under Rule 144. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of any securities pursuant to this Agreement.

ITEM 3 Defaults upon Senior Securities

There have not been any defaults on any senior securities during the period covered by this Quarterly Report.

ITEM 4 Submissions of Matters to a Vote of Security Holders

No matters were submitted to the security holders of the Company during the period covered by this Quarterly Report.

ITEM 5 Other Information

None.

ITEM 6 EXHIBITS:
Exhibit Index

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration
Statement on Form SB-2, Registration No. 333-86931)
3.2	Restated and Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the
Company's Registration Statement on Form SB-2, Registration No. 333-86931)
3.3	By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, filed in February, 1994)
4.1	Form of Warrant - Cash Exercise Format (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB dated December 31, 2007).
4.2	Form of Warrant - Cashless Exercise Format (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB dated December 31, 2007).
10.1	* Agreement for Purchase and Sale of Stock between the Company and Dr. Nazar Haidri, M.D. dated June 20, 2008.
31.1	* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN MEDICAL MODALITIES CORPORATION

Dated: August 14, 2008

by: /s/ Baruh Hayut

Name: Baruh Hayut
Title: Chief Executive Officer

Dated: August 14, 2008

by: /s/ Minesh Patel

Name: Minesh Patel
Title: Chief Financial Officer