Form 10-Q
period 2008-09-30
MODERN MEDICAL MODALITIES CORP
filed 2008-11-14
CIK 902635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

(908) 687-8840
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

☐	Large accelerated filer	Accelerated filer ☐
☐	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2008, there were 25,673,385 shares of the registrant’s common stock, $0.0002 par value, outstanding.

 MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
September 30, 2008
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3-4

	Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2008 and 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	6

	Notes to Interim Condensed Consolidated Financial Statements	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibit Index	23

SIGNATURES		24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$97,647	$52,425
Accounts receivable (less contractual allowances of $2,518,000 and $3,112,000, respectively)	1,431,343	1,269,767
Prepaid expenses	66,408	11,098

Total Current Assets	1,595,398	1,333,290

Property and equipment, net of accumulated depreciation of $3,293,117 and $3,081,470, respectively	1,102,586	1,274,421

Other assets
Purchased software	1,280,219	1,224,480
Note receivable	-	15,884
Deposits	37,670	39,661

Total Other Assets	1,317,889	1,280,025

Total Assets	$4,015,873	$3,887,736

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities
Accounts payable	$903,472	$970,990
Accrued expenses	1,296,326	1,125,976
Current portion long term debt	1,359,929	1,335,276

Total Current Liabilities	3,559,727	3,432,242

Other liabilities
Long term debt, net of current portion	275,179	937,433
Loans payable shareholders	235,899	235,899

Total Other Liabilities	511,078	1,173,332

Total Liabilities	4,070,805	4,605,574

Minority interest	-	65,622

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.0002 par value, authorized - 1,000,000 shares--issued and outstanding - 0 shares	-	-
Common stock, $0.0002 par value, authorized - 99,000,000 shares--issued 26,527,051 and 24,234,051 shares, respectively and outstanding 25,673,385 and 23,874,051 shares, respectively	5,304	4,918
Additional paid-in capital	11,750,404	10,109,415
Accumulated (deficit)	(11,748,140)	(10,897,793)
Treasury stock, 853,000 and 360,000 shares, respectively, at cost	(62,500)	-

Total stockholders'(deficiency)	(54,932)	(783,460)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$4,015,873	$3,887,736

See notes to financial statements

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2008 (Unaudited)	2007	2008 (Unaudited)	2007
Revenues:
Net revenues from services	$5,629,012	$5,215,127	$2,086,809	$1,974,199
Cost of services provided	4,283,750	4,201,392	1,446,320	1,611,159

Total operating income	1,345,262	1,013,735	640,489	363,040

Operating expenses:
Selling, general and administrative	2,178,481	2,779,047	1,425,236	1,165,244
Depreciation and amortization	211,112	501,510	67,425	222,013

Total operating expenses	2,389,593	3,280,557	1,492,661	1,387,257

(Loss) from operations	(1,044,331)	(2,266,822)	(852,172)	(1,024,217)

Other income (expenses):
Interest expense	(305,435)	(222,885)	(39,982)	(63,803)
Gain from restructured debt	625,274	-	625,274	-

Total other income (expenses)	319,839	(222,885)	585,292	(63,803)

(Loss)before income taxes and minority interest	(724,492)	(2,489,707)	(266,880)	(1,088,020)
Provision for income taxes	125,855	23,779	109,150	(14,072)

(Loss) before minority interest	(850,347)	(2,513,486)	(376,030	(1,073,948)

Minority interests	-	72,846	-	(71,402)

Net (loss)	$(850,347)	$(2,440,640)	$(376,030)	$(1,145,350)

(Loss)per share, basic and diluted	$(0.03)	$(0.11)	$(0.02)	$(0.05)
Number of weighted average shares outstanding	24,425,736	22,931,957	24,873,607	22,018,583

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine months ended September 30,
	2008 (Unaudited)	2007
Cash Flows from Operating Activities
Net (Loss)	$(850,347)	$(2,440,640)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	211,112	501,510
Contractual allowances	(594,000)	(746,200)
Decrease (increase) in minority interest	(65,622)	206,519
Increase in common stock from issuance of shares and conversion of debt	386	669
Increase in additional paid in capital from issuance of shares	90,273	2,979,469
Increase in additional paid in capital from stock-based compensation resulting from issuance of employee stock options and warrants	1,550,716	-
Increase in Treasury Stock resulting from the purchase of the Company’s common stock	(62,500)	-

Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	432,425	936,844
Prepaid expenses	(55,310)	(198,845)
Other current assets	1,991	7,106
Deposits and other assets	-	4,145
Accounts payable	(67,519)	334,278
Accrued expenses	170,349	13,953
Total adjustments	1,612,301	4,039,448

Net cash provided by operating activities	761,954	1,598,808

Cash flows from Investing Activities:
Fixed asset acquisitions	(39,276)	(93,049)
Decrease Note Receivable	15,884	-
(Increase) in Purchased Software	(55,739)	(1,207,200)

Net cash (used in) investing activities	(79,131)	(1,300,249)

Cash flows from financing activities:
(Decrease) in loans payable shareholders	-	(75,000)
Increase long term debt	25,748	138,000
(Decrease)long term debt	(663,349)	(496,067)

Net cash (used in) financing activities	(637,601)	(433,067)

Net increase (decrease) in cash and cash equivalents	45,222	(134,508)
Cash and equivalents, beginning of period	52,425	143,912

Cash and equivalents, end of period	$97,647	$9,404

Supplemental cash flow information
Interest paid	$216,170	$248,481
Common Shares issued in payment of consulting and other agreements	1,483,000	2,284,583

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 - LITIGATION:

On April 9, 2008, a complaint was filed by Spur Imaging Service, L.L.C. against the Company and Union Imaging Associates for breach of contract and other related matters. The complaint is related to a Sub-Lease Agreement that the Company entered into with Spur on or about May 18, 2005 for using certain MRI equipment that was leased from Siemens Medical Solutions, USA, Inc. by Spur Imaging Service, LLC. We agreed to make 63 payments of $21,400 totaling $1,348,200.  We also entered into a Forbearance Agreement with Spur that modified the Sub-Lease Agreement payment terms. Spur filed the complaint claiming we owe them for payments not made per the Sub-Lease and Forbearance Agreements, and for other costs, fees, and expenses, and declared that we should return the MRI equipment. On September 16, 2008, we negotiated a settlement whereby the Company agreed to pay Siemens Medical Solutions, USA, Inc. $525,000 and Spur Imaging Service, LLC $25,000, in exchange for full settlement of the sub-lease, and have subsequently made payments towards the $550,000 (See Note 18 - Subsequent Events).

On September 29, 2008, we were served with a legal complaint and summons by Burgio Enterprises, Ltd. (Burgio) for breach of contract and other related claims. Burgio is seeking a judgment, and awards for contract damages in an amount in excess of $10,000, compensatory damages in an amount in excess of $10,000, punitive damages in an amount in excess of $10,000, and recovery of attorney fees and costs of court and other expenses. We dispute the merits of the legal complaint and plan to defend ourselves against the Burgio claims.

NOTE 3 – SHARE-BASED PAYMENTS IN ACCORDANCE WITH SFAS 123R:

For the three and nine months ended September 30, 2008, we conducted an outside independent analysis and our own review, and based on the results, we recognized $1,138,425 and $1,550,718, respectively, in share-based payments related to warrants and stock options issued with the rights to exercise 7,926,198 shares of our common stock. The analysis and computation was performed based on our adoption of Statement of Financial Accounting Standards No. 123R, share-based payment (SFAS 123R), which requires the recognition of the fair value of stock-based compensation. The Company adopted SFAS 123R effective January 1, 2006.

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

Effective August 21, 2008, we mutually agreed with Newbridge to terminate the April 13, 2007 investment banking agreement. The termination agreement required the Company to pay $12,500 to Newbridge in exchange for Newbridge returning the Company’s restricted common stock issued per the agreement and release the Company of all obligations.

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

NOTE 6 - GAIN FROM RESTRUCTURED DEBT:

On April 9, 2008, a complaint was filed by Spur Imaging Service, L.L.C. against the Company and Union Imaging Associates for breach of contract and other related matters. The complaint is related to a Sub-Lease Agreement that the Company entered into with Spur on or about May 18, 2005 for using certain MRI equipment that was leased from Siemens Medical Solutions, USA, Inc. by Spur Imaging Service, LLC. We agreed to make 63 payments of $21,400 totaling $1,348,200. We also entered into a Forbearance Agreement with Spur that modified the Sub-Lease Agreement payment terms. Spur filed the complaint claiming we owe them for payments not made per the Sub-Lease and Forbearance Agreements, and for other costs, fees, and expenses, and declared that we should return the MRI equipment. On September 16, 2008, we negotiated a settlement whereby the Company agreed to pay Siemens Medical Solutions, USA, Inc. $525,000 and Spur Imaging Service, LLC $25,000, in exchange for full settlement of the sub-lease, and have subsequently made payments towards the $550,000.

In September 2008 the Company recorded a gain from restructured debt of $625,274 consisting of $440,754 in debt principal and $184,520 in accrued interest.

In October 2008 and in exchange for Siemens Medical Solutions, USA, Inc. (“Siemens Medical”) and Spur Imaging Service, LLC (Spur) agreeing to forbear from exercising their enforcement rights under the Consent Judgment through December 6, 2008, the Company paid Siemens Medical $100,000 on October 6, 2008, $100,000 on November 6, 2008 and paid Spur $10,000 on October 6, 2008 as part of the $550,000 settlement of a sub-lease involving Siemens Medical and Spur ( see footnote 2 above). In addition, and in the event the balance of the Siemens Medical portion of the payment (as defined in the Settlement Agreement) is not paid in full on or before December 6, 2008, Siemens Medical will agree to further forbear from exercising its enforcement rights under the Consent Judgment through December 31, 2008 in exchange for the Company making an additional payment of $100,000 by December 6, 2008.

NOTE 7 - CAPITOL SECURITIES MANAGEMENT, INC. AGREEMENT:

On October 9, 2007, we signed an Investment Banking and Financial Advisory Agreement with Capitol Securities Management, Inc. ("Capitol”) as its exclusive investment banker and financial advisor. During the term of this agreement, Capitol, shall provide advice to, and consult with, us concerning financial planning, corporate organization and structure, public stock relations, financial matters in connection with the operation of the business of the Company, private and public equity and debt financing, acquisitions, mergers and other similar business combinations and shall review and advise us regarding its overall progress, needs and financial condition. Capitol is not obligated to devote any specific amount of time to providing advice and consultation to us. This agreement shall remain in full force and effect for a period of thirty-six (36) months after the date hereof; provided, however, that it may be terminated at any time by either Capitol or us with or without cause upon thirty (30) days prior written notice to the other party. We agreed to pay fees based on individuals or entities introduced to us by Capitol and which have been submitted in writing by Capitol and approved by us, and lead to a completed transaction. We also agreed to pay Capitol a monthly Investment Banking retainer fee of $2,500 starting upon the closing of any equity financing by the Company. Within 30 days from the execution of this agreement, we also agreed to issue to Capitol 250,000 shares of our restricted common stock with standard piggyback registration rights upon execution of this agreement and an additional 3 equal installment of 83,333 shares to be paid quarterly following the initial payment. We have subsequently reached a settlement agreement with Capitol Securities (See Note 18 - Subsequent Events).

NOTE 8 – ISSUANCE OF WARRANTS RELATED TO THE JUNE 8, 2007 SALE OF OUR COMMON STOCK:

On February 13, 2008 and in connection with the June 8, 2007 sale of our common stock, we issued additional warrants to the investors to purchase an aggregate of 385,000 common shares. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $0.25 per share.

NOTE 9 – FORMATION OF HEALTHIXS CORPORATION AS A NEW SUBSIDIARY:

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

NOTE 10 – AEL FINANCIAL, LLC LOAN AGREEMENT:

On February 11, 2008, Union Imaging Associates entered into a financing lease agreement with AEL Financial, LLC to fund the purchase of a structured speech reporting system. The amount financed was $26,853.44, payable in 36 equal installments of $1,001.85, commencing March 11, 2008, at the end of the lease the Company can purchase the system for $1.

NOTE 11 – STATE OF NEW JERSEY SETTLEMENT OF PAST DUE TAXES:

On April 23, 2008, we offered and the State of New Jersey accepted an agreement to settle past due taxes for Union Imaging Center, LLC in the amount of $35,794. The terms of the agreement include payments of $2,000 paid on each of May 2, 9 and 16, 2008 and 36 equal installments of $1,040 commencing June 23, 2008. As of September 30, 2008, the company is current on all payments related to this agreement.

NOTE 12 - PURCHASE OF HAIDRI STOCK:

On June 20, 2008, we entered into an Agreement for Purchase and Sale of Stock with Dr. Nazar Haidri, M.D. The Agreement required us to issue 150,000 shares of our common stock and pay $36,000 in cash in exchange for Dr. Haidri’s ownership interest in Union Imaging Associates, Inc. The $36,000 in cash is to be paid in equal installments over 18 months with the first payment beginning 30 days from the closing date. The Agreement also includes a Seller stock put option with conditions that allow Dr. Haidri to put the Stock to Modern Medical Modalities Corporation for $45,000, and includes a provision for piggy-back registration rights if the Company files a registration statement during the restricted holding period under Rule 144.

NOTE 13 – MINORITY INTEREST:

On June 20, 2008, we acquired Dr. Haidri’s 11.1% ownership interest in Union Imaging Associates, Inc giving us full ownership of Union Imaging Associates, Inc., eliminating the final minority interest.

NOTE 14 - GENERAL ELECTRIC CAPITAL CORPORATION:

In July 2008, General Electric Capital Corporation (“GECC”) sent us a notice of default and a proposal to resolve the defaults and past due contracts related to Union Imaging Associates, Inc. and Modern Medical Modalities Corporation as co-debtors. The proposal offered to cure the defaults with the conditions set forth that we pay $67,326.83 to GECC by July 28, 2008, we resolve accrued late fees of $38,440.86, and we resume making regular monthly payments in August of 2008. The regular monthly payments were adjusted from $40,515.47 to $44,220.25 to include interest and related costs. In addition, GECC offered to defer 3 past due payments to the end of the respective contracts and in order to resolve the $37,046.38 in adjusted accrued late fees, GECC will accept 12 monthly payments of $3,087.20. In response and based on the GECC proposal, we made payments to GECC totaling $67,326.83 and have resumed making regular payments in August, 2008 to cure the defaults. We finalized amendments to the GECC contracts to be in compliance with the agreements, and started making the additional 12 payments of $3,087.20 to resolve the adjusted accrued late fees.

NOTE 15 - NAFTALI SIANI STOCK PURCHASE AGREEMENT:

On August 25, 2008, we entered into a stock subscription agreement with Naftali Siani for 500,000 shares of our common stock in exchange for a $50,000 investment into the Company.

NOTE 16 - ISSUANCE AND CANCELLATION OF STOCK TO MANAGEMENT:

On August 29, 2008, we issued Minesh Patel 1,000,000 shares of our common stock at $.02 per share based on the last trading closing price of the Company’s common stock as of August 29, 2008 to compensate him for working with the Company at a reduced salary for several years as a key manager.

On August 29, 2008, we issued Bruce Phillips 283,000 shares of our common stock at $.02 per share based on the last trading closing price of the Company’s common stock as of August 29, 2008 to compensate him for working with the Company at a reduced salary for several years as a key manager.

On September 2, 2008, we cancelled Minesh Patel’s Option & Warrant Agreements that represented 717,000 shares of our common stock since he was issued the stock bonus as described above, and to reduce the total number of shares outstanding on a fully-diluted basis.

NOTE 17 - STOCK OPTION AND WARRANT PERFORMANCE CRITERIA:

On September 2, 2008, we removed performance criteria that is not time based criteria in all previously issued Option & Warrant Agreements that included applicable performance criteria for Baruh Hayut, Paul W. Harrison, Bruce Phillips, John Lentini, and Elli Pittas. This action was taken since the hurdle of meeting an exercise price that is much higher price than the common share price as of September 02, 2008 requires substantial positive performance, and to provide incentives to fundamentally increase the value of the company.

NOTE 18 – SUBSEQUENT EVENTS:

Effective October 20, 2008, we mutually agreed with Capitol to terminate the October 9, 2007 investment banking and financial advisory agreement. The termination agreement required the Company to pay $3,000 to Capitol to compensate Capitol for advisor fees and other obligations that may be due or outstanding. As part of the termination agreement, we are no longer obligated to issue 500,000 shares of our common stock.

In October 2008 and in exchange for Siemens Medical Solutions, USA, Inc. (“Siemens Medical”) and Spur Imaging Service, LLC (Spur) agreeing to forbear from exercising their enforcement rights under the Consent Judgment through December 6, 2008, the Company paid Siemens Medical $100,000 on October 6, 2008, $100,000 on November 6, 2008 and paid Spur $10,000 on October 6, 2008 as part of the $550,000 settlement of a sub-lease involving Siemens Medical and Spur ( see footnote 2 above). In addition, and in the event the balance of the Siemens Medical portion of the payment (as defined in the Settlement Agreement) is not paid in full on or before December 6, 2008, Siemens Medical will agree to further forbear from exercising its enforcement rights under the Consent Judgment through December 31, 2008 in exchange for the Company making an additional payment of $100,000 by December 6, 2008.

On October 3, 2008, we entered into a Loan Agreement with Moseh & Aliza Lazarian for $100,000. The terms of the Agreement include an annual interest rate of 12% and the loan is to be paid in amounts of $50,000 on or before February 1, 2009 and $50,000 on or before October 1, 2009. In addition, the Company issued a Warrant for the rights to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share.

On November 6, 2008, we entered into a Loan Agreement with Issak Hayut for $100,000. The terms of the Agreement include an annual interest rate of 12% and the loan is to be paid in full on or before November 5, 2009. In addition, the Company issued a Warrant for the rights to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share.

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

We believe that our network of centers are being optimized by providing a full array of management and imaging services to better meet the varied needs of our customers, providers of care, and other participants in our growing network. In addition, we are seeking to maximize the productivity and quality of each center that we own, as well as of each network of centers we contract with, by providing integrated technology solutions through state-of-the art medical equipment and industry leading information management systems. As of September 30, 2008, we own, operate, and manage three diagnostic imaging centers located in New Jersey. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities. On a consolidated basis, we currently recognize the majority of our revenues from a range of diagnostic imaging services and that allow us to leverage the variety of imaging systems in our network of centers, in order to potentially increase operating income once fixed costs are more rapidly covered with higher volumes of procedures performed. In addition, we are creating the infrastructure to expand our revenues through management services contracts with an increasing emphasis on providing web-based, comprehensive information services as the healthcare outpatient services and related markets continue to grow and operate within larger networks.

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

Results of Operations:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007.

	2008	2007

Net revenues from services	$5,629,000	$5,215,000

Cost of services provided	$4,284,000	$4,201,000

Selling, general and administrative expenses	$2,178,000	$2,779,000

(Loss) from operations	$(1,044,000)	$(2,267,000)

Net Revenues from Services:

For the nine months ended September 30, 2008, net revenues from services totaled $5,629,000 as compared to $5,215,000 for the same period in 2007, resulting in a net increase of approximately $414,000. This increase in net revenues is attributable primarily to an increase in patient fees of approximately $234,000, at our Union Imaging Associates site, $75,000 at our PET Scan at Union Imaging Center and $133,000 at our Union Imaging Center, all resulting from increased patient volume when compared to the same period in 2007. These increases were offset by a decrease in collections of old receivables of approximately $28,000 from our Metairie Louisiana site, permanently closed as a result of damages from hurricane Katrina.

Cost of services provided:

For the nine months ended September 30, 2008, cost of services provided totaled $4,284,000 as compared to $4,201,000 for the same period in 2007, resulting in an increase of approximately $83,000. The increase is attributable primarily to increased commercial insurance costs of approximately $61,000 as compared to the same period in 2007 and approximately $22,000 in salaries and wages related to increased patient volume and wage rate increases. These increases are split between our Union Imaging Associates and Union Imaging Center sites in Union, NJ.

Selling, general and administrative expenses:

For the nine months ended September 30, 2008, selling, general and administrative expenses totaled $2,178,000 as compared to $2,779,000 for the same period in 2007, resulting in a decrease of approximately $601,000. This decrease results from approximately a $506,000 reduction in administrative costs associated with investor relations and investment banking contracts, of this approximately $177,000 was a reduction in cash costs ($35,000 accounting fees, $92,000 legal fees, $50,000 in travel expenses) and approximately $329,000 reduction in related non-cash costs. The balance resulted from a decrease of approximately $35,000 in computer software and hardware rental and service costs and a change in classification of approximately $60,000 in salaries and wages from selling and administration expenses to costs of services provided that is related to other marketing and administrative costs at our Union, NJ sites.

Loss from operations:

Loss from operations for the nine months ended September 30, 2008 was $1,044,000 as compared to loss of $2,267,000 for the same period in 2007 resulting in a decrease in the loss from operation of approximately $1,223,000. This improvement in loss from operations is directly related to an increase in net revenues of approximately $414,000, in patient fee volume, see above. The improvement in operations was further enhanced by a reduction in selling, general and administrative expenses of approximately $601,000, primarily resulting from a $177,000 reduction in cash costs and $329,000 reduction in non-cash costs related to investor relations and investment banking, see above. Finally this improvement was aided by a reduction in depreciation of approximately $290,000, these benefits were partially off-set by $83,000 increase in costs of services, primarily related to the $61,000 increase in Commercial insurance and $22,000 in salaries and wages related to increased patient volume and wage rate increases.

Results of Operations:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007.

	2008	2007

Net revenues from services	$2,086,000	$1,974,000

Cost of services provided	$1,446,000	$1,611,000

Selling, general and administrative expenses	$1,425,000	$1,165,000

(Loss) from operations	$(852,000)	$(1,024,000)

Net Revenues from Services:

For the three months ended September 30, 2008, net revenues from services totaled $2,068,000 as compared to $1,974,000 for the same period in 2007, resulting in a net increase of approximately $94,000. This increase in net revenues is attributable primarily to an increase in patient fees of approximately $56,000, at our Union Imaging Associates site and $59,000 at our Union Imaging Center, all resulting from increased patient volume when compared the same period in 2007. These increases were offset by a decrease in collections of old receivables of approximately $21,000 from our Metairie Louisiana site, permanently closed as a result of damages from hurricane Katrina.

Cost of services provided:

For the three months ended September 30, 2008, cost of services provided totaled $1,446,000 as compared to $1,611,000 for the same period in 2007, resulting in a decrease of approximately $165,000. The decrease is attributable primarily to the decrease in medical equipment rental costs of approximately $176,000, offset by increases of approximately $11,000 in commercial insurance and costs related to patient volume increases. These net decreases are split between our Union Imaging Associates and Union Imaging Center sites in Union, NJ.

Selling, general and administrative expenses:

For the three months ended September 30, 2008, selling, general and administrative expenses totaled $1,425,000 as compared to $1,165,000 for the same period in 2007, resulting in an increase of approximately $260,000. This increase results from a net increase of approximately $222,000 in non-cash costs related common stock transactions, an increase in marketing expense of approximately $96,000, off set by a reduction of approximately $32,000 in legal fees and $13,000 in computer software and hardware rental and service costs.

Loss from operations:

Loss from operations for the three months ended September 30, 2008 was $ 852,000 as compared to loss of $1,024,000 for the same period in 2007, this improvement resulted in a decrease in the loss from operation of approximately $172,000. This improvement in loss from operations is directly related to an increase in net revenues of approximately $115,000, in patient fee volume and reduced cost of services of approximately $165,000, resulting primarily from reduced equipment rental cost, see above. The improvement also resulted from reduced depreciation expense of approximately $155,000 as a result of the assets of PET Scan at Union Imaging becoming fully depreciated. These improvements were offset by selling, general, and administrative cost increases of approximately $260,000, resulting primarily from a net increase of approximately $222,000 in non-cash costs related common stock transactions, see comments above.

Liquidity and Capital Resources:

As of September 30, 2008, we had a working capital deficiency of $1,964,328, as compared to a working capital deficiency of $2,098,952 as of December 31, 2007. We do not believe that our cash flow from operations will be sufficient to fund our ongoing operations and we will continue to have to raise capital to fund our operations. We may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to us, if at all.

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

On April 9, 2008, a complaint was filed by Spur Imaging Service, L.L.C. against the Company and Union Imaging Associates for breach of contract and other related matters. The complaint is related to a Sub-Lease Agreement that the Company entered into with Spur on or about May 18, 2005 for using certain MRI equipment that was leased from Siemens Medical Solutions, USA, Inc. by Spur Imaging Service, LLC. We agreed to make 63 payments of $21,400 totaling $1,348,200.  We also entered into a Forbearance Agreement with Spur that modified the Sub-Lease Agreement payment terms. Spur filed the complaint claiming we owe them for payments not made per the Sub-Lease and Forbearance Agreements, and for other costs, fees, and expenses, and declared that we should return the MRI equipment. On September 16, 2008, we negotiated a settlement whereby the Company agreed to pay Siemens Medical Solutions, USA, Inc. $525,000 and Spur Imaging Service, LLC $25,000, in exchange for full settlement of the sub-lease, and have subsequently made payments towards the $550,000 (See Note 18 - Subsequent Events).

In October 2008 and in exchange for Siemens Medical Solutions, USA, Inc. (Siemens Medical”) and Spur Imaging Service, LLC (Spur) agreeing to forbear from exercising their enforcement rights under the Consent Judgment through December 6, 2008, the Company paid Siemens Medical $100,000 on October 6, 2008, $100,000 on November 6, 2008 and paid Spur $10,000 on October 6, 2008 as part of the $550,000 settlement of a sub-lease involving Siemens Medical and Spur ( see footnote 2 above). In addition, and in the event the balance of the Siemens Medical portion of the payment (as defined in the Settlement Agreement) is not paid in full on or before December 6, 2008, Siemens Medical will agree to further forbear from exercising its enforcement rights under the Consent Judgment through December 31, 2008 in exchange for the Company making an additional payment of $100,000 by December 6, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this Quarterly report that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On April 9, 2008, a complaint was filed by Spur Imaging Service, L.L.C. against the Company and Union Imaging Associates for breach of contract and other related matters. The complaint is related to a Sub-Lease Agreement that the Company entered into with Spur on or about May 18, 2005 for using certain MRI equipment that was leased from Siemens Medical Solutions, USA, Inc. by Spur Imaging Service, LLC. We agreed to make 63 payments of $21,400 totaling $1,348,200.  We also entered into a Forbearance Agreement with Spur that modified the Sub-Lease Agreement payment terms. Spur filed the complaint claiming we owe them for payments not made per the Sub-Lease and Forbearance Agreements, and for other costs, fees, and expenses, and declared that we should return the MRI equipment. On September 16, 2008, we negotiated a settlement whereby the Company agreed to pay Siemens Medical Solutions, USA, Inc. $525,000 and Spur Imaging Service, LLC $25,000, in exchange for full settlement of the sub-lease, and have subsequently made payments towards the $550,000 (See Note 18 - Subsequent Events).

In October 2008, in exchange for Siemens Medical Solutions, USA, Inc. (Siemens Medical”) and Spur Imaging Service, LLC (Spur) agreeing to forbear from exercising their enforcement rights under the Consent Judgment through December 6, 2008, the Company paid Siemens Medical $100,000 on October 6, 2008, $100,000 on November 6, 2008 and paid Spur $10,000 on October 6, 2008 as part of the $550,000 settlement of a sub-lease involving Siemens Medical and Spur (see footnote 2 above). In addition, and in the event the balance of the Siemens Medical portion of the payment (as defined in the Settlement Agreement) is not paid in full on or before December 6, 2008, Siemens Medical will agree to further forbear from exercising its enforcement rights under the Consent Judgment through December 31, 2008 in exchange for the Company making an additional payment of $100,000 by December 6, 2008.

On September 29, 2008, we were served with a legal complaint and summons by Burgio Enterprises, Ltd. (Burgio) for breach of contract and other related claims. Burgio is seeking a judgment, and awards for contract damages in an amount in excess of $10,000, compensatory damages in an amount in excess of $10,000, punitive damages in an amount in excess of $10,000, and recovery of attorney fees and costs of court and other expenses. We dispute the merits of the legal complaint and plan to defend ourselves against the Burgio claims.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 20, 2008, we issued Naftali Siani 500,000 shares of our common stock in exchange for a $50,000 investment into the Company.

On August 29, 2008, we issued Minesh Patel 1,000,000 shares of our common stock at $.02 per share based on the last trading closing price of the Company’s common stock as of August 29, 2008 to compensate him for working with the Company at a reduced salary for several years as a key manager.

On August 29, 2008, we issued Bruce Phillips 283,000 shares of our common stock at $.02 per share based on the last trading closing price of the Company’s common stock as of August 29, 2008 to compensate him for working with the Company at a reduced salary for several years as a key manager.

On October 3, 2008, we entered into a Loan Agreement with Moseh & Aliza Lazarian for $100,000. The terms of the Agreement include an annual interest rate of 12% and the loan is to be paid in amounts of $50,000 on or before February 1, 2009 and $50,000 on or before October 1, 2009. In addition, the Company issued a Warrant for the rights to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share.

On November 6, 2008, we entered into a Loan Agreement with Issak Hayut for $100,000. The terms of the Agreement include an annual interest rate of 12% and the loan is to be paid in full on or before November 5, 2009. In addition, the Company issued a Warrant for the rights to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share.

Item 3 Defaults upon Senior Securities

There have not been any defaults on any senior securities during the period covered by this Quarterly Report.

Item 4 Submissions of Matters to a Vote of Security Holders

No matters were submitted to the security holders of the Company during the period covered by this Quarterly Report.

Item 5 Other Information

None.

ITEM 6 EXHIBITS:

Exhibit Index

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, Registration No. 333-86931)
3.2	Restated and Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, Registration No. 333-86931)
3.3	By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, filed in February, 1994)
4.1	Form of Warrant – Cash Exercise Format (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB dated December 31, 2007).
4.2	Form of Warrant – Cashless Exercise Format (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB dated December 31, 2007).
10.1	* Agreement for Purchase and Sale of Stock between the Company and Dr. Nazar Haidri, M.D. dated June 20, 2008.
10.2	* Stock Purchase Agreement between the Company and Naftali Siani, dated August 25, 2008.
31.1	* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN MEDICAL MODALITIES CORPORATION

Dated: November 14, 2008

	by:	/s/ Baruh Hayut

Name: Baruh Hayut
Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2008

	by:	/s/ Minesh Patel

Name: Minesh Patel
Title: Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)