Form 10-K
period 2008-12-31
MODERN MEDICAL MODALITIES CORP
filed 2009-03-31
CIK 902635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended December 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check if there is no disclosure of delinquent filers in response to Item 405 contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐       Accelerated filer   ☐        Non-accelerated filer    ☐       Smaller reporting company   ☒

Indicate by check mark whether registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The issuer's net sales for the most recent fiscal year were $ 7,333,904.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 20, 2009 was approximately $189,454.66.

As of March 20, 2009 there were 25,673,385 shares of Common Stock, par value $.0002 per share, outstanding.

FORWARD LOOKING STATEMENTS

Some of the statements under “Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and “Description of Business” in this Annual Report on Form 10-K are forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

As of December 31, 2008, we own, operate, and manage three diagnostic imaging centers located in New Jersey. The Company's ownership interests range from 50% to 100%. On January 30, 2009, we and our wholly-owned subsidiaries, Union Imaging Associates, Inc., a New Jersey corporation, Union Imaging Center, LLC, a New Jersey limited liability company, and PET Scan at Union Imaging, LLC, a New Jersey limited liability company, entered into an Asset Purchase Agreement (the “Agreement”) with Health Diagnostics of New Jersey, L.L.C. (“HD”), a New Jersey limited liability company, pursuant to which HD agreed to purchase substantially all of the assets used by or in connection with the Seller Companies’ Imaging Centers, for cash consideration in the amount of $8,800,000 (the “Purchase Price”) minus (a) any liabilities paid off or assumed by HD on the Closing Date of the Asset Sale, not to exceed $1,600,000 in the aggregate, (b) a $1,200,000 credit to HD for capital expenditures and leasehold improvements, and (c) the amount, if any, by which the Closing Date working capital (the “Closing Date Working Capital”) of the Seller Companies falls short of $525,000 in the aggregate (a “Closing Date Working Capital Shortfall”).  If the Closing Date Working Capital exceeds $525,000 then HD will pay us such excess amount.  HD will determine the Closing Date Working Capital within 90 days of the Closing Date.  We will have the right to dispute and propose adjustments to HD’s calculation of the Closing Date Working Capital in accordance with the procedures set forth in the Agreement. Assuming we satisfy the conditions to completing the Asset Sale, the Closing Date is estimated to be on or before March 31, 2009.  If the Closing Date does not occur on or prior to that date or if any of the conditions to the closing are not satisfied on or prior to that date, we, the Seller Companies and HD shall each have the right to terminate the Agreement. If the Closing does occur, we intend to focus on providing more outsourced information and administrative services through our wholly-owned subsidiary HealthIXS, in order to expand into the more profitable information and administrative services markets.  In addition, we may invest the proceeds of the Asset Sale in businesses or ventures that may or may not be synergistic with our past operations or our remaining information and administrative services business operated by HealthIXS.  HealthIXS has not generated any revenues thus far.  We have not identified any proposed investments at this time.

On a consolidated basis, we currently recognize the majority of our revenues from a range of diagnostic imaging services that allow us to leverage the variety of imaging systems in our network of centers, in order to potentially increase operating income once fixed costs are more rapidly covered with higher volumes of procedures performed. As we are in the process of selling our diagnostic imaging business, we are creating the infrastructure to expand our revenues through management services contracts with an increasing emphasis on providing web-based, comprehensive information services as the healthcare outpatient services and related markets to continue to grow and operate within larger networks.

Our diagnostic imaging centers are dependent on referrals from physicians and other healthcare professionals, and if the Asset Sale does not occur, we intend to conduct direct marketing activities to consumers in order to supplement our valued referrals. In addition, the Company accepts referred patients that are insured through managed care contracts that help keep a more consistent volume of business flowing while requiring more competitive rates for procedures performed. If the Asset Sale does not occur, we expect to continue to better integrate the optimal mix of managed care and traditional insurance covered services and reimbursements with consumer driven on-demand services and payments while maximizing the ratio of effective diagnostic imaging utilization over capacity in each center, and maintaining high quality patient outcomes and overall service.

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

Initially Modern Medical owned 10% and Union Imaging Associates Inc. owned 90% of the Joint Venture. Starting in 2003 Modern Medical began acquiring shares of Union Imaging Associates, Inc. and as a result increased its ownership to 50% of the Union Joint Venture at the end of 2003 and acquired additional shares in Union Imaging Associates, Inc., further increasing its interest in Union Imaging Associates, Joint Venture during 2004, from 50% to 80%.  On September 1, 2006, we purchased Dr. Wolkstein's share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 350,000 shares of the Company's common stock with a valuation of $154,000 at the time of purchase, and a note for $27,000 to be paid in 18 payments of $1500.00 per month. The 350,000 shares of common stock were issued on October 20, 2006. As a condition of the purchase, the Company agreed to re-purchase the 350,000 shares from Dr. Wolkstein for $75,000 if for any consecutive 20 day period commencing September 1, 2008 through the last day of February 2009, the stock price was below $1.00 per share. The purchase of Dr. Wolkstein's ownership interest brings the Company's total ownership in UIA, Inc. to 88.98%.  On June 20, 2008, we purchased Dr. Haidri’s share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 150,000 shares, of the Company's common stock with a valuation of $15,000 at the time of purchase, and a note for $36,000 to be paid in 18 payments of $2,000.00 per month. The 150,000 shares of common stock were issued on August 28, 2008. As a condition of the purchase, the Company agreed to re-purchase the 150,000 shares from Dr. Haidri for $45,000 if for any consecutive 20 day period during the first 90 day period commencing at the end of the fifteenth month subsequent to June 20, 2008, the stock price was below $0.30 per share. The purchase of Dr. Haidri’s ownership interest brings the Company's total ownership in UIA, Inc. to 100%.

The assets of Union Imaging Associates Joint Venture are being sold to HD as part of the Asset Sale.

Union Imaging Center, LLC

In February 2004, Modern Medical established Union Imaging Center LLC, a wholly owned subsidiary, to acquire and manage a multi-modality imaging center, in Union, NJ. There was a $225,000 note with $25,000 down and a monthly payment of $6,666.67 for 30 months beginning 90 days after closing.  This obligation was fully paid in mid 2007.  Union Imaging Center, LLC, does approximately $2,700,000 in revenues per year.  It is adjacent to our Union Imaging Associates; the combined radiology practices offer a full range of imaging services.  The assets of Union Imaging Center, LLC are being sold to HD as part of the Asset Sale.

PET Scan at Union Imaging, LLC

PET Scan at Union Imaging, LLC is an equal partnership between Union Imaging Associates and Medical Equipment Solutions. The Partnership was formed in 2003 to acquire a Positive Emission Tomography Unit or PET Scanner. The PET Scan center was licensed and opened in March 2004. Modern Medical is the managing partner.  The assets of  PET Scan at Union Imaging, LLC are being sold to HS as part of the Asset Sale.

Modern Medical Imaging at Atrium LLC

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

In most cases Modern Medical is approached by a group of physicians or hospitals that are looking to install a MRI or CT scanner. Modern Medical first reviews the location that the equipment is to be placed in and reviews a general outline or business plan. Information that is presented includes other centers in the area, patient financial class, patient demographics in the area served, and potential referring physicians. In the case of a hospital, Modern Medical requests the number of MRI and CT scans that the hospital sends to other facilities. Modern Medical also contacts neighboring sites to determine the waiting time for scheduling an exam to see if patients are waiting an excessive amount of time for an exam. Modern Medical contacts potential referring physicians to determine if they are experiencing problems with existing facilities and if they would support a new facility. Managed care groups' anthems are contacted to determine if contracts for providing service are available and to ascertain the membership in their service area of the potential new sites. If the site is considered to be positive a request is made to the various equipment manufacturers for a bid on the equipment Modern Medical deems necessary. Modern Medical then makes a determination as to the financial viability of the project. Based on the criteria above, Modern Medical reviews each site to determine whether the site can generate revenues to support the costs associated with the operation of the site.

Our growth strategy and marketing plan

We expect to grow through a combination of acquisitions and direct marketing of our services to physicians and hospitals through various methods. We entered into an Asset Purchase Agreement (the “Agreement”) with HD.  The Agreement with HD included a non-competition provision. The non-competition provision calls for a period commencing on the Closing Date and ending on the third (3rd) anniversary of the Closing Date, no Seller Company nor Parent shall, without the prior written consent of Purchaser, (a) directly or indirectly, own, manage, operate, control or participate in any manner in the ownership, management, operation or control of, or serve as a partner, director, employee, manager, principal, agent, consultant or otherwise contract with, or have any financial interest in or with, or aid or assist any other person or entity that operates imaging equipment or an imaging facility or competes with an Imaging Center or the Business within a twenty five (25) mile radius of any Imaging Center or any other imaging centers managed by Purchaser, and (b) in any capacity, either separately, jointly or in association with others, directly or indirectly do any of the following:  (i) employ or seek to employ any Person or agent who is then employed or retained by the Business, Purchaser or its Affiliates (or who was so employed or retained at any time within the two (2) years prior to the date a Seller Company or Parent employs or seeks to employ such Person); (ii) solicit, induce, or influence any proprietor, partner, stockholder, lender, director, officer, manager, employee, joint venturer, investor, consultant, agent, lessor, supplier, customer or any other Person that has a business relationship with the Business, Purchaser or its Affiliates, to discontinue or reduce or modify the extent of such relationship with the Business, Purchaser or its Affiliates; or (iii) submit, solicit, encourage or discuss any proposal, plan or offer to acquire an interest in any of the Business’, Purchaser’s or its Affiliates’ identified potential acquisition candidates.  The clinics and medical centers may include complimentary multi-specialty healthcare centers that enhance the network of services being provided by us. The direct marketing methods include telemarketing, direct solicitation, direct mail, and sponsorship of in service education programs for physicians and technical staff, and personal visits to physician offices. Modern Medicals management also attends many of the large radiology and other selected healthcare shows throughout the country.

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

Modern Medical’s plan of operation will be to continue to expand the equipment use of its current customers, and Modern Medical has entered into an Asset Purchase Agreement, which may change its plan of operation (see Part 1 - Item 1 in the Business section above). Modern Medical will, with its direct marketing efforts, continue to seek new clients, either through the acquisition of complementary businesses or the establishment of new centers. Modern Medical currently does not have any agreements to acquire complementary businesses. Equipment and supplies

Modern Medical obtains its medical equipment and ancillary supplies from various manufacturers, including, but not limited to, General Electric, Siemens, Philips, Konica and Kodak. Modern Medical is not dependent on any one supplier and believes that it has good relationships with its suppliers. Equipment acquisition costs can range dramatically depending upon the model and peripheral equipment acquired. Installation and maintenance costs on the equipment can be substantial, particularly with respect to MRI units. Installation costs can range from $250,000 to $500,000 for an MRI unit depending on the particular installation circumstances, such as excavation costs, electrical problems (i.e. bringing additional power into the facility), delays in construction and problems encountered in installing the equipment. Maintenance costs on a unit can be as high as $150,000 per year. Modern Medical typically enters into agreements with equipment manufacturers or other third parties for equipment maintenance.

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

Modern Medical believes that few of its competitors provide the same comprehensive range of services.  Modern Medical maintains close working relationships with two major equipment manufacturers (Siemens and General Electric). From time-to-time, representatives of these manufacturers introduce Modern Medical to various clients in an effort to arrange joint ventures between Modern Medical and physician groups, or hospitals, in an effort to sell their equipment to the joint venture. Modern Medical's imaging centers compete for patients with other hospitals and radiology groups in their area. These centers and hospital customers compete on the basis of efficiency and service.

Insurance

Modern Medical carries general liability insurance with coverage of up to $1,000,000 per claim, and a commercial umbrella policy of $10,000,000. Modern Medical believes that such coverage is adequate. Additionally, Modern Medical maintains insurance for the replacement of all leased equipment at each of its facilities.

Employees

As of December 31, 2008 Modern Medical employed 42 persons on a full-time basis and 21 persons on a part time basis. The following table reflects the equivalent full and part-time employees per facility:

	Total	Full Time	Part Time
Modern Medical	3	3	0
Metairie, LA	1	1	0
Union Imaging Assoc., Union, NJ	26	16	10
Union Imaging Center, Union, NJ	31	21	10
PET Scan at Union Imaging	2	1	1
Total	63	42	21

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

Payments schedule listed in table below:

Equipment	Operating/ Financial	Start	End	No. of Pymts	Recurring Payments	Leased/Loan Amount
GE-CT	Operating	12/31/03	02/28/04	03	$0.00
		03/31/04	05/31/04	03	$5,879.69
		06/30/04	06/30/06	24	$19,782.52
		07/31/06	09/30/06	03	$0.00
		10/31/06	09/30/08	24	$23,062.61
		04/30/08	07/31/08	03	$0.00
		08/01/08	06/01/09	11	$23,903.35	$1,155,000.00
GE-Dell Hardware	Financing	01/01/04	03/01/09	63	$1,184.38	$61,199.53
GE-Medrad Injector	Operating	05/11/04	04/11/09	60	$1,987.12	$99,167.81
GE-Ultrasound &	Operating	04/17/04	07/17/04	03	$0.00
Bone Density		08/17/04	04/17/08	49	$6,041.08
		05/17/08	07/17/08	03	$0.00
		08/17/08	11/17/09	16	$6,492.71	$295,500.00
GE-Digital Mammo	Operating	12/17/04	02/17/05	03	$0.00
		03/17/05	06/17/06	16	$8,320.46
		07/17/06	09/17/06	03	$0.00
		10/17/06	04/17/08	19	$9,539.44
		05/17/08	07/17/08	03	$0.00
		08/17/08	01/17/09	19	$8,671.76	$398,500.00
GE-iCAD SL GE V5.1	Financing	12/05/05	11/05/09	48	$1,067.93	$42,503.90
CIT Tech - Mas90	Financing	10/30/04	09/30/09	60	$430.36	$20,000.00
Dell Financial Ser –Eq	Operating	01/31/07	04/30/11	48	$3,619.91	$173,755.68
Dell	Financing	06/01/06	05/01/09	36	$334.96	$9,191.23
Marcap-PET Scan	Financing	02/07/04	01/15/09	60	$11,449.40	$530,000.00
Siemens/Spur MRI	Financing	04/01/06	06/01/07	63	$22,684.00
		07/01/07	09/01/08	15	$35,634.00
		10/01/08	08/01/11	36	$22,684.00	$1,050,000.00
GE-Konica CR Sys	Financing	02/01/06	02/28/06	01	$964.72
		03/01/06	12/31/10	58	$913.00
		01/01/11	01/01/11	01	$913.01	$42,399.91
IBM-Hard/Software	Operating	07/01/06	10/31/10	48	$7,144.00	$216,926.70
CCA Financial	Operating	07/01/06	10/31/10	48	$2,156.00	$103,488.00
DocuTeam-copiers	Operating	01/03/07	12/31/12	60	$1,056.00	$55,000.00
Verizon Credit, Inc.	Operating	11/01/07	10/01/12	60	$3,424.61	$205,476.60
KEY Eq. – Chili PACS	Financing	09/25/07	10/25/12	60	$1,518.06	$59,180.36
AEL – Disc BU/X-ray	Financing	12/01/07	11/01/12	60	$1,810.56	$70,364.00
AEL – Radwhere	Financing	03/11/08	02/11/11	36	$1,001.85	$36,066.60
MES – Automobile	Financing	07/10/07	06/10/10	36	$1,226.00	$48,000.00

LONG TERM DEBT TABLE.

Balance at
December 31, 2008	Debt holder	Commencement date	Final payment date

Notes payable:

$104,120.75	Union Imaging Associates, PA	March 18, 2005	May 1, 2009
$71,834.24	Union Imaging Associates, PA	December 8, 2008	March 6, 2009
$100,000.00	Union Imaging Associates, PA	December 8, 2008	March 6, 2009
$160,899.08	Two founding shareholders	Various	Open
$130,750.27	Union Imaging Associates,Inc.	Various (1)	Various (1)
$75,000.00	Jacov Hayut	February 11, 2006	February 11, 2010
$59,178.88	Irit & Yosef Azoulai	November 10, 2006	May 9, 2008
$118,246.58	Irit & Yosef Azoulai	March 6, 2007	September 5, 2008
$29,453.67	Complete Flooring	November 1, 2006	October 1, 2008
$116,166.03	Complete Flooring	December 6, 2006	December 5, 2010
$250,000.00	MTI Partners II, L.P.	September 14, 2007	September 13, 2008
$100,000.00	Moseh & Aliza Lazarian	October 3, 2008	October 1, 2009
$100,000.00	Issak Hayut	November 6, 2008	November 5, 2009

Capitalized lease obligations:

$3,518.26	GE Financial Services	April 1, 2004	March 1, 2009
$11,207.81	GE Financial Services	December 5, 2005	November 5, 2009
$20,290.32	GE Financial Services	February 1, 2006	January 01, 2011
$14,212.39	MARCAP Financial Services	November 7, 2003	January 15, 2009
$3,534.29	CIT Technology	October 30, 2004	September 30, 2009
$235,000.00	Spur Imaging (Siemens)	April 1, 2006	October 1, 2011
$1,599.53	Dell Financial Services	June 1, 2006	May 1, 2009
$49,025.17	Key Equip. Leasing	September 25, 2007	October 25, 2012
$60,098.17	AEL Financial, LLC	December 1, 2007	November 1, 2012
$20,627.20	AEL Financial, LLC	March 11, 2008	February 11, 2011
$19,363.19	Medical Equipment Solutions	July 10, 2007	June 10, 2010
$1,854,125.25	Total long-term debt
$1,406,840.08	Less current portion
$447,285.75	Long-term debt net of current portion

(1)
 = Represents a series of notes used to acquire an additional 90% of the ownership of Union Imaging Associates, JV (UIA, JV), commencing March 2003 through June 2008. The purchase of additional ownership interest in UIA, JV brings the Company's  total ownership in its related company UIA, Inc. to 100%.  Average monthly payments are $7,573 (2009), $2,459 (2010) and $864 (2011).

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

Item 2. Properties

In April 2005, Modern Medical entered into a five (5) year lease agreement for approximately 7,150 square feet on 441-445 Chestnut St. in Union, NJ for approximately $15,000 per month. This lease is renewable for an additional 5-year term at no more than $17,875 per month, which term expires on April 1, 2015.  On March 19, 2008, Modern Medical exercised its lease option through March 31, 2015 at $17,875 per month and obtained an additional 5 year option through March 31, 2020 at $19,067 per month.

In April 2005, Modern Medical entered into a five (5) year lease agreement for approximately 2,250 square feet on 439 Chestnut St. in Union, NJ for approximately $3,844 per month. This lease is renewable for an additional 5-year term at no more than $4,500 per month, which term expires on April 1, 2015.  On March 19, 2008, Modern Medical exercised its lease option through March 31, 2015 at $4,500 per month and obtained an additional 5 year option through March 31, 2020 at $4,875 per month.

In February 2001 Modern Medical and Union Imaging Associates, JV entered into a five (5) year lease agreement for approximately 960 square feet on 418 Chestnut St. in Union, NJ for approximately $1,760 per month. Effective September 1, 2004, Union Imaging Associates, JV and Modern Medical took an additional 600 square feet for an additional $1,000 per month and extending the lease to February 1, 2007 and obtained an option to renew the lease for an additional 3 years upon 180 days prior written notice of the Company's intent to exercise its option. The Company exercised its option to extend the lease for 3 years, extending the lease through February 1, 2010. The Company returned the additional 600 square feet to the landlord, effective October 31, 2008 and negotiated a release from the original 960 square feet upon two calendar months written notice to the landlord.

Modern Medical believes that its current facilities are adequate to operate its business.

Item 3. Legal Proceedings

On September 29, 2008, we were served with a legal complaint and summons by Burgio Enterprises, Ltd. (“Burgio”) for breach of contract and other related claims. Burgio is seeking a judgment, and awards for contract damages in an amount in excess of $10,000, compensatory damages in an amount in excess of $10,000, punitive damages in an amount in excess of $10,000, and recovery of attorney fees and costs of court and other expenses. We intend to vigorously defend this claim.

On April 9, 2008, a complaint was filed by Spur Imaging Service, L.L.C. against Modern Medical and Union Imaging Associates for breach of contract and other related matters. The complaint was related to a Sub-Lease Agreement that we entered into with Spur on or about May 18, 2005 for using certain MRI equipment that was leased from Siemens Medical Solutions, USA, Inc. by Spur Imaging Service, LLC. We agreed to make 63 payments of $21,400 totaling $1,348,200. We also entered into a Forbearance Agreement with Spur that modified the Sub-Lease Agreement payment terms. Spur filed the complaint claiming we owe them for payments not made per the Sub-Lease and Forbearance Agreements, and for other costs, fees, and expenses, and declared that we should return the MRI equipment. On September 16, 2008, we negotiated a settlement whereby Parent agreed to pay Siemens Medical Solutions, USA, Inc. $525,000 and Spur Imaging Service, LLC $25,000, in exchange for full settlement of the sub-lease. In October 2008, in exchange for Siemens Medical Solutions, USA, Inc. (“Siemens Medical”) and Spur Imaging Service, LLC (“Spur”) agreeing to forbear from exercising their enforcement rights under the Consent Judgment through February 15, 2009. We paid Siemens Medical $525,000 between October 6, 2008 and February 15, 2009 and paid Spur $25,000 between October 6, 2008 and February 28, 2009 in full payment of the $550,000 settlement of a sub-lease involving Siemens.

On July 9, 2008, we received copies of a lawsuit from Antoinette Gregoire. The lawsuit claims that on or about July 11, 2006, Plaintiff Antoinette Gregoire underwent a mammography at the facilities of Park Imaging Associates, P.A. and Union Imaging Associates P.A. and that at such time, a suspicious abnormality of the left breast was noted, consisting of a nodule requiring biopsy and it was later determined that such nodule constituted ductal carcinoma. We are defending against any claims being made.

Other than the matters described above, we are not involved in any material legal proceedings.  We also are not aware of any pending material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

Common Stock:

Fiscal 2008	High	Low
First Qtr	$0.42	$0.12
Second Qtr	0.15	0.02
Third Qtr	0.07	0.02
Fourth Qtr	0.06	0.03

Fiscal 2007
First Qtr	$0.96	$0.61
Second Qtr	0.81	0.53
Third Qtr	0.65	0.30
Fourth Qtr	0.45	0.40

On March 20, 2009, there were approximately 278 holders of record of Modern Medical's 25,673,385 outstanding shares of Common Stock.

On March 20, 2009, the last sale price of the Common Stock as reported on the OTC Bulletin Board was $0.02.

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

Equity Compensation Plan Information

The following table sets forth certain information, as of March 20, 2009, concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options, warrants and rights plans (excluding securities reflected in column (a))	Number of Securities remaining available for future issuance under equity compensation
Equity compensation plans approved by security holders	1,241,000	$0.4801	1,259,000

Equity compensation plans not approved by security holders	8,640,198	$0.5248	-0-

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2008 and 2007, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of the year ended December 31, 2008.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2008, we own, operate, and manage three diagnostic imaging centers located in New Jersey. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities.  We have also positioned ourselves to expand our business and participate more in outsourced management services and the expanding, more profitable information and administrative services markets.

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

Results of Operations:

For the year ended December 31, 2008 compared to the year ended December 31, 2007:

Net revenue from services has decreased approximately $378,300 to approximately $7,333,900, for the year ended December 31, 2008 from approximately $7,712,200 for the same period in 2007. The decrease resulted from reduced reimbursements for procedures being performed at both the Union Imaging Associates and Union Imaging Center sites decreasing net revenues by approximately $243,300 and $135,000, respectively.

Cost of services provided:

For the year ended December 31, 2008, cost of services provided totaled approximately $5,773,900 as compared to approximately $5,796,900 for the same period in 2007, resulting in a decrease of approximately $23,000. These costs are affected by changes resulting from a decrease in net revenues and in equipment service cost, medical supplies, payroll, and facility costs.

Selling, General and Administrative (SG&A) Expenses:

For the year ended December 31, 2008, selling, general and administrative expenses totaled approximately $2,750,400 as compared to approximately $4,498,900 for the same period in 2007, resulting in a decrease of approximately $1,748,500. This decrease related primarily to a decrease in stock-based expenses of approximately $1,287,500 and approximately $331,100, in cash related to cash payments for investment banking advisory contracts.  The decrease balance of approximately $129,900  related to various other expenses ($55,000 in legal fees  related to acquisition activities, $9,600 in marketing expenses, $44,300 in management fees and $32,000 software maintenance costs, all off-set by a $11,000 reduction in accounting fees) related to decreases in net revenues.

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

Liquidity and Capital Resources:

Modern Medical has a working capital deficiency of $2,340,720 at December 31, 2008 as compared to a working capital deficiency of $2,098,952 at December 31, 2007, resulting in an additional working capital deficiency of $241,768, due primarily to a decrease in net accounts receivable of $280,000, increase in accrued expenses $176,863 net of decrease in accounts payable of $262,079 and a increase in net other assets and liabilities of approximately $46,757.

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

Effective October 1, 2005 Union Imaging Associates entered into a 63 month financing lease with Siemens Medical Systems/Spur Imaging to acquire a Siemens 1.5T Symphony MRI unit. The amount financed is $1,050,000, payable at $22,684.00 per month commencing April 2006. Union Imaging Associates has the option to purchase the unit for $100 at the end of the lease.   On June 13, 2007 we paid Siemens Medical Systems $100,000 on the lease. We paid Spur Imaging  $12,950.00  leaving a balance on the lease of $954,772.94.   On September 16, 2008, we negotiated a settlement whereby Parent agreed to pay Siemens Medical Solutions, USA, Inc. $525,000 and Spur Imaging Service, LLC $25,000, in exchange for full settlement of the sub-lease.  In October 2008, in exchange for Siemens Medical Solutions, USA, Inc. (“Siemens Medical”) and Spur Imaging Service, LLC (“Spur”) agreeing to forbear from exercising their enforcement rights under the agreement. We paid Siemens Medical $525,000 between October 6, 2008 and February 15, 2009 and paid Spur $20,000 between October 6, 2008 and February 28, 2009 in full payment of the $550,000 settlement of a sub-lease involving Siemens

Commencing March 2003 through June 2008, the Company acquired an additional 90% interest in Union Imaging Associates, JV.  This additional 90% brought the Company's ownership of Union Imaging Associates, JV to 100%. It was acquired for varying prices totaling $1,757,000, inclusive of 365,000 shares of Modern Medical Modalities common stock valued at $169,000.  The cash portions of the purchases were paid monthly through April 2011.  The remaining average monthly payments are $7,573 (2009), $2,459 (2010) and $864 (2011).

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

On November 9, 2006, we entered into a Loan Agreement with Irit and Yosef Azoulai for $50,000. The terms of the Agreement include an annual interest rate of 20% and the loan is to paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company. In addition, the Company issued a Warrant for the rights to 50,000 shares of the Company's common stock with an exercise price $0.70, the closing market price of the Company's common stock on November 10, 2006. Irit and Yosef Azoulai have waived the 6 month payment terms and effective January have changed the interest rate from 20% to 10% annually.

On December 6, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $150,000. The loan is for a period of 48 months with an annual interest rate of 12%. The payments are to be made on the 6th of each month in 48 equal installments of $3,950.08. The payments commenced on January 6, 2006.

On March 6, 2007, we entered into a Loan Agreement with Irit and Yosef Azoulai for $100,000. The terms of the Agreement include an annual interest rate of 20% and the loan is to be paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company. In addition, the Company issued a Warrant for the rights to 100,000 shares of the Company's common stock with an exercise price $0.82 based on the closing market price of the Company's common stock as March 6, 2007.  Irit and Yosef Azoulai have waived the 6 month payment terms and effective January have changed the interest rate from 20% to 10% annually.

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

On December 8, 2008, we entered into a Loan Agreement with Union Imaging Associates, P.A., for $71,834.24. The terms of the Agreement include monthly interest payments of $718.34 (12% per annum) starting January 9, 2009, and the loan is to be paid in full March 6, 2009.  The note maybe extended by mutual written agreement of the Note Holder and the Borrower.

On December 8, 2008, we entered into a Loan Agreement with Union Imaging Associates, P.A., for $100,000.00. The terms of the Agreement include monthly interest payments of $1,000.00 (12% per annum) starting January 9, 2009, and the loan is to be paid in full March 6, 2009.  The note maybe extended by mutual written agreement of the Note Holder and the Borrower.

These are the only trends, commitments, events and/or material uncertainties known to Modern Medical.

Going Concern

Modern Medical's December 31, 2008 and 2007 financial statements have been presented on a basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses of $1,217,753 and $3,486,006 for the years ended December 31, 2008 and 2007.  In addition the Company had working capital deficiencies at those year ends of $2,340,726 and $2,098,952, respectively.  Also, as of December 31, 2008 and 2009 the Company had stockholder deficiencies of $3,273,525 and $783,460.  These factors raise doubt about the Company’s ability to continue as a going concern.  Although the Company has experienced financial gains for fiscal years ended December 31, 2008 and 2007 and has made improvements since last recording losses, the audit reports have an explanatory paragraph stating that Modern Medicals continued existence is in doubt.

Valuation of Accounts Receivable

Modern Medical values its uncollected accounts receivable as part of its determination of profit. Modern Medical constantly reviews the accounts receivable valuation. The continuing monthly review, gathering of additional information, as well as changing reimbursement rate, may cause adjustments to the accounts receivable valuation.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 8. Financial Statements

See Pages F-1 to F-33

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management did not identify any internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2008.

A regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project.  In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that Modern Medical did maintain effective internal control over financial reporting as of December 31, 2008.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company, and further information concerning them, are as follows:

Name	Age	Position

Baruh Hayut	46	Chairman of the Board of Directors and CEO

Paul W. Harrison	54	Lead Director

Minesh Patel	37	Chief Operating Officer, Chief Financial
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

Compliance with Section 16(a) of the Exchange Act:

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2008, beneficial owners complied with Section 16(a) filing requirements applicable to them with the exception of the following:

Issak Hayut had a late Form 3 reflecting beneficial ownership of common stock acquired on December 8,  2006 and a late Form 4 reflecting common stock acquired on May18, 2007 and a stock warrant to purchase common stock acquired on October 9, 2007 (both Forms were filed April 11, 2008).

On August 29, 2008, we issued Minesh Patel 1,000,000 shares of our common stock at $.02 per share based on the last trading closing price of the Company’s common stock as of August 29, 2008 to compensate him for working with the Company at a reduced salary for several years as a key manager.  Mr. Patel filed the Form 4 required pursuant to this issuance late (Form 4 was filed on March 27, 2009).

Code of Ethics

The Company has not adopted a formal code of ethics because its executive officers are also directors, who are already subject to ethical and fiduciary standards imposed by law.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

None.

Audit Committee and Financial Expert

The Company's board of directors has elected Minesh Patel as sole audit committee member.  The Board has determined that it does not have a member of its Board that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. However, as part of implementing Sarbanes Oxley, we plan to appoint a qualified audit committee financial expert to our Board of Directors to strengthen and improve our internal disclosure controls and procedures during the fiscal year ended December 31, 2009.

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

Item 11. EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal years ending December 31, 2007 and December 31, 2008. The following table summarizes all compensation for fiscal years 2007 and 2008 received by our Chief Executive Officer, and the Company's two most highly compensated executive officers who earned more than $100,000 in fiscal year s 2007 and 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position (A)	Year (B)	Salary ($) (C)		Bonus ($) (D)	Stock Awards ($) (E)		Options/ Option Awards ($) (F)		Non-Equity Incentive Plan Compensation ($) (G)	Non-Qualified Deferred Compensation Earnings ($) (H)	All Other Compensation ($) (I)	Total ($) (J)

Baruh Hayut, Chairman & CEO	2007	$178,784	(1)	$0	$0		$460,728	(3)	$0	$0	$15,870	$655,382

Baruh Hayut, Chairman & CEO	2008	$163,000	(1)	$0	$0		$0		$0	$0	$33,384	$196,384

Minesh Patel, COO & CFO	2007	$89,315	(1)	$0	$0		$259,160	(4)	$0	$0	$6,500	$354,975

Minesh Patel, COO & CFO	2008	$94,218	(1)	$0	$20,000	(2)	$0		$0	$0	$16,480	$130,698

(1)	= Does not receive any Director fees, the amount shown above is executive compensation.

(2)	= Represents the total fair value of 1,000,000 shares of common stock granted during the year ended December 31, 2008.

(3)	= Represents the total fair value of 720,000 warrants granted during the year ended December 31, 2007. In September of 2008 the performance criteria was removed and all 720,000 warrants were vested.

(4)	= Represents the total fair value of 400,000 warrants granted during the year ended December 31, 2007. In September of 2008 these warrants were canceled.

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

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of our named executive officers outstanding as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2008

OPTION AWARDS						STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned options (#)	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have Not Vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Baruh Hayut	0	0	720,000	$0.75	10/07/12	0	0	0	0

DIRECTOR COMPENSATION

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Baruh Hayut (1)	0		0	0	0	0	0	0

Minesh Patel (1)	0		0	0	0	0	0	0

Paul Harrison	$60,000	(2)	0	0	0	0	$14,714	$74,714

(1) = Serves as a Director, receives no additional compensation for being a director, and only receives compensation as an Executive Officer as shown in the Summary Compensation Table above.

(2) = Director Fee with no written agreement or special arrangements

Warrants are also included in the Option Awards chart above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 19, 2009 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of Modern Medical, each officer and director of Modern Medical and all officers and directors as a group. The table does not include securities exercisable into common stock that have not yet vested or are not exercisable within 60 days of the date hereof.

		Percentage of
		Beneficial
		Number	Ownership of
Name	Address	of Shares	Common Stock
BIBY Family Partners, LLC (1)	439 Chestnut St, Union, NJ	8,435,000	32.86%
Issak Hayut (2)	135 Nautica Way, Roswell, GA	4,600,028	17.53%
Paul W. Harrison (3)	439 Chestnut St, Union, NJ	4,290,666	16.71%
Ronnie Antebi (4)	552 Decatur St SE, Atlanta, GA	2,062,286	8.03%
Jacov Hayut (5)	5281 Marston Rd, Atlanta, GA	1,898,918	7.40%
Minesh Patel	439 Chestnut St, Union, NJ	1,000,000	3.90%

All officers and directors 13,725,666 and 53.47% as a group (3 persons)

(1)
Mr. Barry Hayut, our Chairman and CEO, is the managing member of BIBY Family Partners, LP, and has shared voting and dispositive power over the shares of common stock owned by BIBY Family Partners, LLC. Includes: (i)7,715,000 shares of Common Stock directly owned, and (ii) 720,000 shares of  Common Stock issuable upon the exercise of outstanding options.

(2)
Includes: (i) 3,285,028 shares of Common Stock owned jointly with Mr. Issak Hayut’s spouse, and (ii) 1,215,000 shares of common stock issuable upon exercise of certain outstanding warrants held in the name of Complete Flooring & Renovation, Inc., an entity owned by Mr. Issak Hayut. Mr. Issak Hayut has sole voting and shared dispositive power over the shares.

(3)
Includes: (i) 888,750 shares of Common Stock directly owned, and (ii) 3,401,916 shares of Common Stock issuable upon the exercise of outstanding options.  Does not include 33,333 shares of Common Stock issuable upon the  exercise of outstanding options that have not yet vested or are not exercisable within 60 days.

(4)
Includes: (i) 2,012,286 shares of Common Stock directly owned, and (ii) 50,000 shares of Common Stock issuable upon exercise of a warrant held in the name of Medical Equipment Solutions, an entity of which Mr. Antebi is a principal owner.

(5)	Includes: (i) 1,748,918 shares of Common Stock directly owned, and (ii) 150,000 shares of Common Stock issuable upon the exercise of outstanding options.

Item 13. Certain Relationships and Related Transactions and Director Independence:

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

On September 2, 2008, we removed performance criteria that is not time based criteria in all previously issued Option & Warrant Agreements that included applicable performance criteria for Baruh Hayut and Paul W. Harrison, and other key managers in the company. This action was taken since the hurdle of meeting an exercise price that is much higher price than the common share price as of September 02, 2008 requires substantial positive performance, and to provide incentives to fundamentally increase the value of the company.

Director Independence

The Company has not determined whether it has any independent directors as that term is defined under Nasdaq Rule 4200(a)(15).

Item 14. Principal Accountant Fees and Services.

Our board of directors appointed Liebman Goldberg & Hymowitz, LLP to serve as our independent auditors for 2008.

The following table sets forth fees billed to us by our independent registered public accounting firm, Liebman Goldberg & Hymowitz, LLP, during the fiscal years ended December 31, 2008, and December 31, 2007, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

Fee Category	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit fees	$49,500	$49,500

Audit-related fees	$0	$0

Tax fees	$5,500	$5,500

All other fees	$0	$0

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

The Company's board of directors has elected Minesh Patel as sole audit committee member.  The audit committee functions to review and approve the audit services provided by Liebman Goldberg & Hymowitz, LLP and the fees incurred in connection therewith.

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and local tax compliance, tax audit defense, mergers and acquisitions, and tax planning.

All Other Fees.  No other fees have been billed for products and services billed by our accountants.

Part IV

Item 15. Exhibits:

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, Registration No. 333-86931)
3.2	Restated and Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, Registration No. 333-86931)
3.3	By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, filed in February, 1994)
4.1	Form of Warrant – Cash Exercise Format. (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10KSB dated April 15, 2008).
4.2	Form of Warrant – Cashless Exercise Format. (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10KSB dated April 15, 2008).
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
10.10
Performance Bonus Agreement between the Company and Bruce Phillips dated September 27, 2006 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated October 3, 2006)

10.11
Agreement for Purchase and Sale of Assets between the Company and Medical Equipment Solutions, Inc. dated January 27, 2009, (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 02, 2009).

21	Subsidiaries (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10KSB dated April 15, 2008).
31.1	* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Modern Medical Modalities Corporation

Date: March 31, 2009	By: /s/ Baruh Hayut
Name: Baruh Hayut
Title: Chief Executive Officer
Pursuant to and in accordance with the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Name	Title	Date

/s/ Baruh Hayut	Chairman, Chief Executive	March 31, 2009
Baruh Hayut	Officer and Director
(Principal Executive Officer)

/s/ Minesh Patel	Chief Financial Officer, Chief	March 31, 2009
Minesh Patel	Operating Officer and Director
(Principal Financial Officer)

/s/ Paul Harrison	Lead Director	March 31, 2009
Paul Harrison

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Modern Medical Modalities Corporation and Subsidiaries Union, New Jersey

We have audited the accompanying consolidated balance sheets of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of income and operations and their cash flows for each of the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

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

/s/ LIEBMAN GOLDBERG & HYMOWITZ, LLP

Garden City, New York
March 27, 2009

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

ASSETS

	2008	2007
Current assets:

Cash and cash equivalents	$46,518	$52,425
Accounts receivable (less contractual allowances of $2,813,800 and $3,112,000, respectively)	989,544	1,269,767
Prepaid expenses	41,808	11,098

Total current assets	1,077,870	1,333,290

Property and equipment, net of accumulated depreciation of $3,351,672 and $3,081,470, respectively	1,088,894	1,274,421

Other assets:

Purchased software	1,287,917	1,224,480
Note Receivable	-	15,884
Deposits	37,670	39,661

Total other assets	1,325,587	1,280,025

TOTAL ASSETS	$3,492,351	$3,887,736

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

	2008	2007

Current liabilities:
Accounts payable	$708,911	$970,990
Accrued expenses	1,302,839	1,125,976
Current portion long term debt	1,406,840	1,335,276

Total current liabilities	3,418,590	3,432,242

Other liabilities:
Long term debt, net of current portion	211,387	937,433
Loans payable shareholders	235,899	235,899

Total other liabilities	447,286	1,173,332

Total liabilities	3,865,876	4,605,574

Minority interest	-	65,622

Commitments and contingencies

Stockholders' (deficiency):
Preferred stock, $0.0002 par value, authorized - 1,000,000 shares, issued and outstanding - 0 shares	-	-
Common stock, $0.0002 par value, authorized - 99,000,000 shares, issued – 26,527,051 shares and outstanding – 25,673,385 shares at December 31, 2008 and issued - 24,594,051 shares and outstanding 24,234051 at December 31, 2007	5,305	4,918
Additional paid-in capital	11,799,216	10,109,415
Accumulated (deficit)	(12,115,546)	(10,897,793)
Treasury common stock, $0.0002 par value, 853,666 shares at cost	(62,500)	-

Total stockholders' (deficiency)	(373,525)	(783,460)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$3,492,351	$3,887,736

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2008	2007
Operating income:

Net revenues from services	$7,333,904	$7,712,216
Cost of services provided	5,773,937	5,796,880

Total operating income	1,559,967	1,915,336

Operating Expenses:
Selling, general and administrative	2,750,368	4,498,875
Depreciation and amortization	269,379	568,186

Total operating expenses	3,019,747	5,067,061

(Loss) from operations	(1,459,780)	(3,151,725)

Other (expenses) income:
Interest expense	(141,930)	(251,768)
Gain from renegotiation of debt	529,293	-

Net other income (expenses)	387,363	(251,768)

(Loss) before income taxes and minority interests	(1,072,417)	(3,403,493)

Provision for income taxes	145,336	51,183

(Loss) before minority interests	(1,217,753)	(3,454,676)

Minority interests	-	(31,330)

Net loss	$(1,217,753)	$(3,486,006)

(Loss) per share, basic and diluted	$(0.05)	$(0.15)

Number of weighted average shares outstanding	24,737,648	23,134,342

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	Number of		Additional	Treasury	Retained
	Shares	Common	Paid-In	Stock	Earnings
	Outstanding	Stock	Capital	at Cost	(Deficit)	Total

Balance at January 1, 2007	21,197,468	4,239	6,264,371	-	(7,411,787)	(1,143,177)

Shares issued during 2007	3,396,583	679	2,175,849	-	-	2,176,528

Value associated with SFAS 123(R) compensation	-	-	1,802,395	-	-	1,802,395

Shares surrendered to Treasury	(360,000)	-	(133,200)	-	-	(133,200)

Net loss for the year ended December 31, 2007	-	-	-	-	(3,486,006)	(3,486,006)

Balance at January 1, 2008	24,234,051	4,918	10,109,415	-	(10,897,793)	(783,460)

Shares issued during 2008	1,933,000	387	90,273	-	-	90,660

Value associated with SFAS 123(R) compensation	-	-	1,599,528	-	-	1,599,528

Shares surrendered to Treasury	(493,666)	-	-	(62,500)	-	(62,500)

Net loss for the year ended December 31, 2008	-	-	-	-	(1,217,753)	(1,217,753)

Balance at December 31, 2008	25,673,385	$5,305	$11,799,216	$ (62,500)	$(12,115,546)	$(373,525)

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2008	2007
Cash flows from operating activities
Net loss	$(1,217,753)	$(3,486,006)

Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	269,379	568,186
Contractual allowances	(298,200)	(761,200)
(Decrease) increase in minority interest	(65,622)	60,695
Increase in Common Stock from issuance of shares and conversion of debt	387	379
Increase in Additional Paid in Capital from issuance of shares and conversion of debt	90,273	1,137,949
Increase in Additional Paid in Capital from stock-based compensation resulting from the issuance of employee stock options and warrants	1,599,528	1,802,395
(Increase) in Treasury Stock at cost, from purchase of the Company’s shares	(62,500)	-
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	578,422	1,128,350
Prepaid expense	(30,710)	109,652
Other current assets and deposits	1,991	6,871
Accounts payable	(262,080)	627,540
Accrued expenses	176,862	(628,808)

Total adjustments	1,997,730	4,052,009

Net cash provided by operating activities	779,977	566,003

Cash flows from investing activities:
Fixed asset acquisitions	(83,851)	(175,324)
Purchased software	(63,437)	(319,480)

Net cash (used) by investing activities	(147,288)	(494,804)

Cash flows from financing activities:
(Decrease) in shareholder loans	-	(75,000)
Decrease in Note Receivable	15,884	-
Increase long term debt	397,582	405,909
(Reduction) long term debt	(1,052,062)	(493,595)

Net cash (used) in financing activities	(638,596)	(162,686)

Net (decrease) in cash and cash equivalents	(5,907)	(91,487)
Cash and equivalents, beginning of year	52,425	143,912

Cash and equivalents, end of year	$46,518	$52,425

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2008	2007
Supplemental cash flow information:

Cash items:
Interest paid	$189,324	$250,703
Income taxes paid	$91,235	$-

Non-cash items:
Common shares issued for purchased share in subsidiary	150,000	-
Common shares issued for conversion of debt	-	-
Common shares issued for compensation	. 1,283,000	-
Common shares issued for purchased software	-	1,500,000
Common shares issued for private placement	500,000	770,000
Common shares issued in payment of consulting agreements	-	766,583

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Basis of Presentation:

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Union Imaging Center, LLC, Medical Marketing and Management, Inc., Somerset Imaging Corporation, Amherst Medical Equipment Leasing Corp., Metairie Medical Equipment Leasing Corp., Ohio Medical Equipment Leasing Corp., Union Imaging Associates, Inc. Union Imaging Associates, JV and its subsidiary PET Scan at Union Imaging, LLC owned 50% and its joint venture, Plainfield MRI Associates, JV owned 84. By contract the Company manages the joint ventures, is the managing joint venturer and has unilateral control. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

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

Stock-based Compensation:

Under the provisions of SFAS 123(R), employee stock awards under the Company’s compensation plan, the Company measures compensation expense for cost of services received from employees in a share-based payment transaction using fair market value of  the underlying stock award on the date of grant net of any employees pay (or obligated to pay) for the stock granted.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issued Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the stock awarded is used to measure the transaction, as this is more reliable than the fair value of services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the stock award is charged directly to compensation expense and additional-paid-in-capital.

The Company uses the most recent closing price in valuing common stock used in financial transactions. This policy is used for both employee and non-employee transactions involving common stock and the setting of exercise prices for options or warrants.

Advertising and Promotion Costs:

Advertising and promotion costs, which are included in general and administrative expenses, are expensed as incurred. For the two years ended December 31, 2008 and 2007, such costs aggregated $45,022 and $75,135, respectively.

Retirement Plan:

The Company maintains a qualified 401-(k) wage deferral plan. Employees may defer a portion of their salary. The Company did not contribute to the plan during 2008 or 2007.  However, for 2006 the Company agreed to match 50% of employee contributions up to 6% of the employee’s compensation. For 2006 the Company portion of the matching program was $34,371, this amount was accrued for in 2006 and paid in 2007.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

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

Purchased Software Asset and FASB 144 Financial Valuation and Analysis:

On February 28, 2007 and September 14, 2007, we purchased two software assets and combined them into one software asset. The software asset has been enhanced through customizations to meet a broader range of needs, and is key to our web-based, enterprise-wide, healthcare information system (HIS). We recorded at cost the HIS software asset for the period ending December 31, 2007 based on the combined purchase prices of the two software assets and certain costs related to the customizations made in 2008.

In order to validate the value of the HIS software asset as recorded in our financial statements and to determine if there is any impairment or reduction in value, we hired an independent Company in 2007 to perform financial valuation consulting and calculation analysis services using guidance provided in FASB 144 by applying the fair value standard as defined in FASB pronouncements and business valuation calculations and consultation analysis. These services were performed in accordance with the standards and definitions of the American Institute of Certified Public Accountants’ (AICPA’s) Code of Professional Conduct and Statement on Standards for Valuation Services (SSVS) and all standards of the National Association of Certified Valuation Analysts (NACVA).

The result of the independent FASB 144 business valuation calculations and consultation analysis conducted for us in 2007 was that our HIS software asset shows no indication of impairment based on current market conditions and its projected net cash flow - undiscounted. We determined that based on the independent FASB 144 business valuation calculations and consultation analysis conducted for us in 2007 and the on-going enhancements made to the software in 2008, that the HIS software asset is worth at the least the value recorded in our financial statements, and that we do not need to reduce the recorded value of the HIS software asset at this time.  Amortization will be recognized when the asset is placed in service and over its useful life.

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

Classification

Certain items of 2007 have been reclassified to conform to 2008 classification.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2 - GOING CONCERN UNCERTAINTY:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $2,340,720 as of December 31, 2008, and has sustained significant losses from operations, which raised substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS:

Commencing March 20, 2003 through April 11, 2004, the Company acquired an additional 70% interest in Union Imaging Associates, JV. This additional 70% brought the Company's ownership of Union Imaging Associates, JV to 80%. It was acquired for varying prices totaling $1,525,000, payable in monthly installments over approximately 36 months. On September 1, 2006, we purchased Dr. Wolkstein's share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 350,000 shares, of the Company's common stock with a valuation of $154,000 at the time of purchase, and a note for $27,000 to be paid in 18 payments of $1,500.00 per month. The 350,000 shares of common stock were issued on October 20, 2006. As a condition of the purchase, the Company agreed to re-purchase the 350,000 shares from Dr. Wolkstein for $75,000 if for any consecutive 20 day period commencing September 1, 2008 through the last day of February 2009, the stock price was below $1.00 per share (see footnote 47 Subsequent Events). The purchase of Dr. Wolkstein's ownership interest brings the Company's total ownership in UIA, Inc. to 90%.    On June 20, 2008, we purchased Dr. Haidri’s share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 150,000 shares, of the Company's common stock with a valuation of $15,000 at the time of purchase, and a note for $36,000 to be paid in 18 payments of $2,000.00 per month. The 150,000 shares of common stock were issued on August 28, 2008. As a condition of the purchase, the Company agreed to re-purchase the 150,000 shares from Dr. Haidri for $45,000 if for any consecutive 20 day period during the first 90 day period commencing at the end of the fifteenth month subsequent to June 20, 2008, if the stock price was below $0.30 per share. The purchase of Dr. Haidri’s ownership interest brings the Company's total ownership in UIA, Inc. to 100%.  The cash portions of the purchases are being paid monthly through April 2011.  The remaining average monthly payments are $6,855 (2009), $2,636 (2010) and $879 (2011).

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS, continued:

In July, 2006, we entered into a Letter of Intent to divest its ownership interests in Modern Medical Imaging at Atrium, L.L.C., a Limited Liability Company ("the L.L.C."). The transaction is to be structured in the form of a sale of the L.L.C. whereby 100% of the membership interest is acquired, in exchange for $250,000 in cash with specific provisions included for the timing of payments with the majority of payment due at closing. In addition, assignments will be included for the Company to assume certain accounts receivables and accounts payables as of the closing date of the transaction. On September 1, 2006, we entered into a definitive agreement with a privately-held organization and sold its ownership interests in Modern Medical Imaging at Atrium, L.L.C. for $250,000 under essentially the same terms and conditions as described above and outlined in the Letter of Intent. Even though the new owners of the Imaging Center at Atrium assumed the liabilities of the business, the Company remained contingently liable for a long term facility lease, and MRI equipment lease.   Subsequent to us selling the facility, the purchaser also acquired the condominium space covered by this facility lease, terminating our contingent liability under the lease.  Effective December 31, 2008, the Company was released of all lease obligations under the MRI lease by TD Equipment Finance, Inc. the successor in interest to Commerce Commercial Leasing, Inc. resulting from a pay-off of lease balance by Atrium Diagnostic Imaging , LLC, the successor in interest to the original lease.

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment are summarized by major classification as follows:

		December 31, .
	Useful lives	2008	2007

Medical Equipment	5 - 10 years	$3,430,972	$3,385,258
Furniture and Fixtures	3 - 5 years	39,041	39,040
Automobiles	5 years	67,865	67,865
Computer equipment and software	3 - 5 years	287,860	260,969
Leasehold improvements	5 - 10 years	614,828	602,759

		4,440,566	4,355,891
Less: Accumulated Depreciation and Amortization		3,351,672	3,081,470
		$1,088,894	$1,274,421

Depreciation expense for the years ended		$269,379	$568,186

NOTE 5 - EMPLOYEE STOCK OPTIONS AND RELATED BONUS PLANS:

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 5 - EMPLOYEE STOCK OPTIONS AND RELATED BONUS PLANS, continued:

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 5 - EMPLOYEE STOCK OPTIONS AND RELATED BONUS PLANS continued:

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 5 - EMPLOYEE STOCK OPTIONS AND RELATED BONUS PLANS continued:

There are no other material relationships between the Company or its affiliates and any of the parties that were granted the Performance Based Stock Options, Three-Year Stock Options and Cash Performance Bonus other than those described herein.

A summary of stock option activity as of December 31, 2008 and 2007 and changes during the years ended on those dates is presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price

Outstanding at beginning of year	1,558,000	$0.4841	1,368,000	$0.5000
Granted	0	$0.0000	190,000	$0.3700
Exercised	0	$0.0000	0	$0.0000
Forfeited or expired	(317,000)	$0.5000	0	$0.0000

Outstanding at end of year	1,241,000	$0.4801	1,558,000	$0.4841

The following table summarizes the status of non-vested shares of stock options as of December 31,

		2008 .		2007 .
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Non-vested Shares	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	1,291,335	$0.3435	1,268,000	$0.3108
Grant	0	$0.0000	190,000	$0.5473
Vested	(289,595)	$0.3327	(166,665)	$0.3274
Forfeited or expired	(317,000)	$0.3000	0	$0.0000

Non-vested at end of year	684,740	$0.3716	1,291,335	$0.3435

The following table summarizes information about stock options outstanding at December 31, 2008:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life in Years	Price	Exercisable	Price

$0.5000	851,000	2.7	$0.5000	445,460	$0.5000

$0.5000	200,000	2.8	$0.5000	88,000	$0.5000

$0.3700	190,000	8.8	$0.3700	22,800	$0.3700

	1,241,000	3.7	$0.4801	556,260	$0.4947

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 6 - SHARE-BASED PAYMENTS IN ACCORDANCE WITH SFAS 123(R):

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires companies to expense the grant date fair value of employee stock options and other forms of share-based awards. SFAS 123(R) addresses accounting for share-based awards, including shares issued under employee stock purchase plans, stock options, and share-based awards, with compensation expense measured using the fair value, for financial reporting purposes, and recorded over the requisite service period of the award. In accordance with SFAS 123(R), we recognize compensation expense for awards granted and awards modified, repurchased, or cancelled after the adoption date. Under SFAS 123(R), we estimate the fair value of stock options and share-based awards using the Simple Black-Scholes European Option Pricing Model.

For the twelve month periods ended December 31, 2008 and 2007, we conducted an outside independent analysis and our own review, and based on the results, we recognized $1,599,528 and $1,802,395, respectively, in share-based payments related to warrants and stock options issued with the rights to exercise 4,494,000 shares in 2008 and 6,215,198 shares in 2007 of our common stock.

At December 31, 2008, the Company had approximately $96,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

The fair value of our options issued during the years ended December 31, 2008 and 2007, was determined using the Simple Black-Scholes European Option Pricing Model with the following range of assumptions:

	Year Ended December 31,

	2008	2007

Risk-free interest rate	3.5% - 3.9%	4.8-5.3% %
Expected dividend yield	0.0%	0.0%
Option remaining term (in years)	5.0	5.0
Expected stock volatility	134%-327%	27%-124%

NOTE 7 - LONG-TERM DEBT:

Long-term debt consists of the following:
December 31, 2008
Notes payable	$1,315,649
Capitalized lease obligations	438,477
Less current portion	(1,306,840)

Long-term debt, net of current portion	$447,286

Notes Payable:

The future principal payments for long-term notes payable obligations are as follows:

December 31, 2008

2009	$986,396
2010	318,883
2011	10,370

$1,315,649

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 7 - LONG-TERM DEBT, continued:

On March 18, 2005 Modern Medical entered into an unsecured loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable in 12 monthly payments of $8,333 with a lump sum due on the 13th month in the amount of $221,826.71 and bears an interest rate of 8% per annum. In March 2006, this note was extended under the same terms as the first 12 months and is currently payable through February 2010. This loan funded the settlement of the DVI/US Bank loan settlement.

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

On June 20, 2008, we purchased Dr. Haidri’s share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 150,000 shares, of the Company's common stock with a valuation of $15,000 at the time of purchase, and a note for $36,000 to be paid in 18 payments of $2,000.00 per month. The 150,000 shares of common stock were issued on August 28, 2008. As a condition of the purchase, the Company agreed to re-purchase the 150,000 shares from Dr. Haidri for $45,000 if for any consecutive 20 day period during the first 90 day period commencing at the end of the fifteenth month subsequent to June 20, 2008, if the stock price was below $0.30 per share. The purchase of Dr. Haidri’s ownership interest brings the Company's total ownership in UIA, Inc. to 100%.

In February 2006, the Company entered into an unsecured note with Jacov Hayut in the amount of $150,000. The loan was for 12 months with interest at 15%, monthly payments are interest only with lump sum payment of $150,000 February 2007. This note was extended for 36 months under the same terms and conditions, except that the Company agreed to pay the note in full or in part at the lenders option upon the first equity capital raise or February 2010, which ever comes first. On June 13, 2007 we paid $50,000 on the unsecured note, and on June 20, 2007 we paid $25,000 on the unsecured note.  On October 9, 2007, we issued Jacov Hayut a warrant for 150,000 shares with an exercise price of $0.75 per share as part of the February 2006 unsecured note which was due in February 2007.

On October 25, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $65,000. The loan is for a period of 24 months with an annual interest rate of 15%. The payments are to be made on the 26th of each month in 23 equal installments of $3,151.63 and 1 final installment of $3,151.67. The payments commenced on November 26, 2006 and goes through November 10, 2008.  On October 9, 2007, we issued Complete Flooring and Renovation, Inc. a warrant for 65,000 shares with an exercise price of $0.75 per share as part of this promissory.

On December 6, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $150,000. The loan is for a period of 48 months with an annual interest rate of 12%. The payments are to be made on the 6th of each month in 48 equal installments of $3,950.08. The payments commenced on January 6, 2006 and goes through December 2010.  On December 6, 2006, we issued Complete Flooring and Renovation, Inc. a warrant for 150,000 shares with an exercise price of $0.75 per share as part of this promissory.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 7 - LONG-TERM DEBT, continued:

On November 9, 2006, we entered into a Loan Agreement with Irit and Yosef Azoulai for $50,000. The terms of the Agreement include an annual interest rate of 20% and the loan is to be paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company. In addition, the Company issued a Warrant for the rights to 50,000 shares of the Company's common stock with an exercise price $0.70, the closing market price of the Company's common stock on November 10, 2006. Irit and Yosef Azoulai have waived the 6 month payment terms and effective January have changed the interest rate from 20% to 10% annually.

On March 6, 2007, we entered into a Loan Agreement with Irit and Yosef Azoulai for $100,000. The terms of the Agreement include an annual interest rate of 20% and the loan is to be paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company. In addition, the Company issued a Warrant for the rights to 100,000 shares of the Company's common stock with an exercise price $0.82 based on the closing market price of the Company's common stock as March 6, 2007.  Irit and Yosef Azoulai have waived the 6 month payment terms and effective January have changed the interest rate from 20% to 10% annually.

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

On December 8, 2008, we entered into a Loan Agreement with Union Imaging Associates, P.A., for $71,834.24. The terms of the Agreement include monthly interest payments of $718.34 (12% per annum) starting January 9, 2009, and the loan is to be paid in full March 6, 2009.  The note maybe extended by mutual written agreement of the Note Holder and the Borrower.

On December 8, 2008, we entered into a Loan Agreement with Union Imaging Associates, P.A., for $100,000.00. The terms of the Agreement include monthly interest payments of $1,000.00 (12% per annum) starting January 9, 2009, and the loan is to be paid in full March 6, 2009.  The note maybe extended by mutual written agreement of the Note Holder and the Borrower.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 7 - LONG-TERM DEBT, continued:

Capitalized Lease Obligations:

The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. Accumulated depreciation of assets under capital lease at December 31, 2008 aggregated $885,299. The interest rates on these capital leases vary between 4.0% and 15.0% per annum. Monthly payments for these leases are approximately $39,000 for interest and principal.

The future principal payments for capital lease obligations are as follows:

December 31, 2008

2009	$320,444
2010	53,622
2011	33,563
2012	30,848
2013 & Beyond	0
$438,477

NOTE 8 - RESTRUCTURING OF LONG-TERM DEBT:

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

NOTE 9 - INCOME TAXES:

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

The Company has recorded an income tax provision (credit) at December 31, 2008 and 2007 of $145,336 and $51,193, respectively. The Company has a net operating loss carry-forward for federal income tax purposes of approximately $14,879,500, available to offset income taxes through 2016 - 2023.

The components of the Company's provision (benefit) for income taxes, for the fiscal years ended 2008 and 2007 are as follows:
	2008	2007
Current:
Federal	$-	$-
State and local	145,336	51,193

Deferred:
Federal	-	-
State and local	-	-

Provision for income taxes	$145,336	$51,193

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 9 - INCOME TAXES, continued:

A reconciliation of income tax computed at the federal and state statutory rates of 35% and 9%, respectively to income tax expense (benefit) is as follows:

	2008	2007

U.S. Federal statutory rate	$(5,207,800)	$(4,527,797)
State taxes	(1,339,200)	(388,097)

Effective tax rate	$(6,547,000)	$(4,915,894)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets:
Net operating loss carry forward	$(6,547,000)	$(4,915,894)

Less valuation allowance	6,547,000	4,915,894

Net deferred tax asset	$-	$-

The valuation reserve increased by $1,631,106.

Based on the Company's continued historical losses and going concern uncertainties, the net deferred tax assets are fully offset by valuation allowances.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 10 - Equity Compensation Plan Information

Plan category Number of Securities to Weighted-average Number of securities be issued upon exercise price of remaining available for of outstanding options, outstanding options, future issuance under warrants and rights warrants and rights equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plan Information

		Weighted-average
		exercise price of
		outstanding options,
		warrants and rights	Number of Securities
	Number of Securities to be	plans (excluding	remaining available for
	issued upon exercise of	securities reflected in	future issuance under
Plan Category	outstanding options	column (a))	equity compensation
Equity compensation plans approved by security holders	1,241,000	$0.4801	1,259,000

Equity compensation plans not approved by security holders	7,640,198	$0.5804	-0-

NOTE 11 - RELATED PARTY TRANSACTIONS:

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

Medical Equipment Solutions, which is controlled by Ronnie Antebi and Yosef Azoulai, has a management agreement with the company and also are investors in the company either individually or collectively. MES provides services in selecting, providing, and installing medical equipment. For these services, they are compensated 5% of Union Imaging Centers' site collections.  Union Imaging Associates leases a Nuclear Camera from MES for 50% of monthly cash receipts associated directly with the use of this Nuclear Camera.  The Company charged operations $203,289 in 2008 and $184,140 in 2007 under these agreements.  Ronnie Antebi and Yosef Azoulai have jointly and individually provided term financing for various loan restructurings, of which approximately $127,000 remains outstanding at December 31, 2008.

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
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 11 - RELATED PARTY TRANSACTIONS, continued:

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

NOTE 12 - CHANGES IN DIRECTORS AND OFFICERS :

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES:.

(a) Employment Agreements:

The Company has no employment agreements.

(b) Properties:

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 13 - COMMITMENTS AND CONTINGENCIES, continued:

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

Table of future rent payments under non-cancelable property leases:

YEAR	Amount

2009	$262,215

2010	$265,009

2011	$268,500

2012	$268,500

2013	$268,500

Thereafter	$335,625

Facility rental expense charged to operations in 2008, 2007 and 2006 was $291,196, $297,071 and $438,446, respectively.

Modern Medical believes that its current facilities are adequate to operate its business.

NOTE 14 – LITIGATION:

On September 29, 2008, we were served with a legal complaint and summons by Burgio Enterprises, Ltd. (“Burgio”) for breach of contract and other related claims. Burgio is seeking a judgment, and awards for contract damages in an amount in excess of $10,000, compensatory damages in an amount in excess of $10,000, punitive damages in an amount in excess of $10,000, and recovery of attorney fees and costs of court and other expenses. We are defending against any claims being made.

On July 9, 2008, we received copies of a lawsuit from Antoinette Gregoire. The lawsuit claims that on or about July 11, 2006, Plaintiff Antoinette Gregoire underwent a mammography at the facilities of Park Imaging Associates, P.A. and Union Imaging Associates P.A. and that at such time, a suspicious abnormality of the left breast was noted, consisting of a nodule requiring biopsy and it was later determined that such nodule constituted ductal carcinoma. We are defending against any claims being made.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 14 – LITIGATION, continued:

On April 9, 2008, a complaint was filed by Spur Imaging Service, L.L.C. against Modern Medical and Union Imaging Associates for breach of contract and other related matters. The complaint was related to a Sub-Lease Agreement that we entered into with Spur on or about May 18, 2005 for using certain MRI equipment that was leased from Siemens Medical Solutions, USA, Inc. by Spur Imaging Service, LLC. We agreed to make 63 payments of $21,400 totaling $1,348,200. We also entered into a Forbearance Agreement with Spur that modified the Sub-Lease Agreement payment terms. Spur filed the complaint claiming we owe them for payments not made per the Sub-Lease and Forbearance Agreements, and for other costs, fees, and expenses, and declared that we should return the MRI equipment. On September 16, 2008, we negotiated a settlement whereby Parent agreed to pay Siemens Medical Solutions, USA, Inc. $525,000 and Spur Imaging Service, LLC $25,000, in exchange for full settlement of the sub-lease. In October 2008, in exchange for Siemens Medical Solutions, USA, Inc. (“Siemens Medical”) and Spur Imaging Service, LLC (“Spur”) agreeing to forbear from exercising their enforcement rights under the Consent Judgment through February 15, 2009. We paid Siemens Medical $525,000 between October 6, 2008 and February 15, 2009 and paid Spur $25,000 between October 6, 2008 and February 28, 2009 in full payment of the $550,000 settlement of a sub-lease involving Siemens Medical and Spur.

NOTE 15 - INFORMATION TECHNOLOGY LEASE AGREEMENTS WITH IBM:

In July 2006, we signed a Lease Agreement with IBM for financing and providing information technology. The various contracts signed under the Agreement total $320,000. The terms of the Agreements include 48 months at approximately $9,200.00 per month. Each component of the information technology is billed and paid for separately. These leases are being accounted for as operating leases.

NOTE 16 – INVESTMENT BANKING AGREEMENTS AND SERVICES:

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 16 – INVESTMENT BANKING AGREEMENTS AND SERVICES, continued:

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

NOTE 16 – INVESTMENT BANKING AGREEMENTS AND SERVICES, continued:

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

On October 9, 2007, we signed an Investment Banking and Financial Advisor Agreement with Capitol Securities Management, Inc. (the "Advisor") as its exclusive investment banker and financial advisor. During the Term of this Agreement, the Advisor, shall provide advice to, and consult with, us concerning financial planning, corporate organization and structure, public stock relations, financial matters in connection with the operation of the business of the Company, private and public equity and debt financing, acquisitions, mergers and other similar business combinations and shall review and advise us regarding its overall progress, needs and financial condition. The Advisor is not obligated to devote any specific amount of time to providing advice and consultation to us. This Agreement shall remain in full force and effect for a period of thirty-six (36) months after the date hereof; provided, however, that it may be terminated at any time by either the Advisor or us with or without cause upon thirty (30) days prior written notice to the other party (the "Term"). We agreed to pay fees based on individuals or entities introduced to us by Advisor and which have been submitted in writing by Advisor and approved by us, and lead to a completed transaction. We also agreed to pay Advisor a monthly Investment Banking retainer fee of $2,500 starting upon the closing of any equity financing by the Company. Within 30 days from the execution of this Agreement, we also agreed to issue to Advisor 250,000 shares of our restricted common stock with standard piggyback registration rights upon execution of this agreement and an additional 3 equal installment of 83,333 shares to be paid quarterly following the initial payment.  Effective October 20, 2008, we mutually agreed with the Advisor to terminate the October 9, 2007 investment banking and financial advisory agreement. The termination agreement required the Company to pay $3,000 to the Advisor to compensate the Advisor for advisor fees and other obligations that may be due or outstanding. As part of the termination agreement, we are no longer obligated to issue 500,000 shares of our common stock.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 17 - CLAIM RELATED TO REIMBURSEMENT OF ACQUISITION EXPENSES:

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

Note 18 - CONVERSION OF DEBT AGREEMENT WITH MARVIN TEITELBAUM:

On May 9, 2007 we entered into an agreement with Marvin Teitelbaum. We agreed to pay him 50,000 shares of our restricted common stock in connection with for construction services provided to us.

Note 19 - PRIVATE PLACEMENT OF OUR COMMON STOCK:

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

Note 20 - FILING OF S-8 REGISTRATION STATEMENT FOR 2003 STOCK OPTION PLAN:

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

NOTE 21 - ISSUANCE OF ADDITIONAL WARRANTS TO INVESTORS:

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 22 - CERTIFICATE OF INCORPORATION FOR HEALTHIXS CORPORATION:

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

NOTE 23 - SPUR IMAGING SERVICE, LLC:

On April 9, 2008, a complaint was filed by Spur Imaging Service, L.L.C. against the Company and Union Imaging Associates for breach of contract and other related matters. The complaint is related to a Sub-Lease Agreement that the Company entered into with Spur on or about May 18, 2005 for using certain MRI equipment that was leased from Siemens Medical Solutions, USA, Inc. by Spur Imaging Service, LLC. We agreed to make 63 payments of $21,400 totaling $1,348,200. We also entered into a Forbearance Agreement with Spur that modified the Sub-Lease Agreement payment terms. Spur filed the complaint claiming we owe them for payments not made per the Sub-Lease and Forbearance Agreements, and for other costs, fees, and expenses, and declared that we should return the MRI equipment. On September 16, 2008, we negotiated a settlement whereby the Company agreed to pay Siemens Medical Solutions, USA, Inc. $525,000 and Spur Imaging Service, LLC $25,000, in exchange for full settlement of the sub-lease, and have subsequently made payments towards the $550,000.  In October 2008, in exchange for Siemens Medical Solutions, USA, Inc. (“Siemens Medical”) and Spur Imaging Service, LLC (“Spur”) agreeing to forbear from exercising their enforcement rights under the Consent Judgment through February 15, 2009. We paid Siemens Medical $525,000 between October 6, 2008 and February 15, 2009 and paid Spur $25,000 between October 6, 2008 and February 28, 2009 in full payment of the $550,000 settlement of a sub-lease involving Siemens Medical and Spur.

In 2008 the Company recorded a gain from restructured debt of $529,293 consisting of $404,773 in debt principal and $124,520 in accrued interest.

NOTE 24 - CONVERSION OF DEBT AGREEMENT WITH MARVIN TEITELBAUM:

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

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 25 - GENERAL ELECTRIC CAPITAL CORPORATION:

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

NOTE 26 - NAFTALI SIANI STOCK PURCHASE AGREEMENT:

On August 25, 2008, we entered into a stock subscription agreement with Naftali Siani for 500,000 shares of our common stock in exchange for a $50,000 investment into the Company.

NOTE 27 - SUBSEQUENT EVENTS:

On January 30, 2009, we and our wholly-owned subsidiaries, Union Imaging Associates, Inc., a New Jersey corporation, Union Imaging Center, LLC, a New Jersey limited liability company, and PET Scan at Union Imaging, LLC, a New Jersey limited liability company, entered into an Asset Purchase Agreement (the “Agreement”) with Health Diagnostics of New Jersey, L.L.C (“HD”), a New Jersey limited liability company, pursuant to which HD agreed to purchase substantially all of the assets used by or in connection with the Seller Companies’ Imaging Centers, for cash consideration in the amount of $8,800,000 (the “Purchase Price”) minus (a) any liabilities paid off or assumed by HD on the Closing Date of the Asset Sale, not to exceed $1,600,000 in the aggregate, (b) a $1,200,000 credit to HD for capital expenditures and leasehold improvements, and (c) the amount, if any, by which the Closing Date working capital (the “Closing Date Working Capital”) of the Seller Companies falls short of $525,000 in the aggregate (a “Closing Date Working Capital Shortfall”).  If the Closing Date Working Capital exceeds $525,000 then HD will pay us such excess amount.  HD will determine the Closing Date Working Capital within 90 days of the Closing Date.  We will have the right to dispute and propose adjustments to HD’s calculation of the Closing Date Working Capital in accordance with the procedures set forth in the Agreement. Assuming we satisfy the conditions to completing the Asset Sale, the Closing Date is estimated to be on or before March 31, 2009.  If the Closing Date does not occur on or prior to that date or if any of the conditions to the closing are not satisfied on or prior to that date, we, the Seller Companies and HD shall each have the right to terminate the Agreement. If the Closing does occur, we intend to focus on providing more outsourced information and administrative services through our wholly-owned subsidiary HealthIXS, in order to expand into the more profitable information and administrative services markets.  In addition, we may invest the proceeds of the Asset Sale in businesses or ventures that may or may not be synergistic with our past operations or our remaining information and administrative services business operated by HealthIXS.  HealthIXS has not generated any revenues thus far.  We have not identified any proposed investments at this time.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 27 - SUBSEQUENT EVENTS, continued:

The following pro-forma consolidated financial statements give effect to the proposed sale to Health Diagnostics of New Jersey, L.L.C. of substantially all of the assets of our Union, NJ imaging centers as if the transaction had been completed at December 31, 2008.  See Company’s 8-K filed January 27, 2009 (incorporated by reference) for additional information.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDARIES
PRO FORMA CONSOLIDATED BALANCE SHEET
	December 31, 2008 (as reported)	Pro Forma Adjustments	Pro Forma As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$46,518	5,695,986	$5,740,104
Accounts receivable, less contractual allowances	989,544	(989,544)	-
Prepaid expenses	41,808	(4,255)	37,553
Total current assets	1,077,870		5,777,657
Property and equipment, net of accumulated depreciation	1,088,894	(1,064,325)	24,569
Other assets:
Purchased software	1,287,917	-	1,287,917
Deposits	37,670	(20,778)	16,892
Escrow	-	650,000	650,000
Total other assets	1,325,587		1,954,809
TOTAL ASSETS	$3,492,351		$7,757,035

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)
Current liabilities:
Accounts payable	$708,911	(563,292)	$145,620
Accrued expenses	1,302,839	(560,839)	742,157
Current portion long term debt	1,406,840	(81,059)	1,325,781
Total current liabilities	3,418,590		2,213,558
Other liabilities:
Long term debt, net of current portion	211,387	(50,182)	161,205
Loans payable shareholders	235,899		235,899
Total other liabilities	447,286		397,104
TOTAL LIABILITIES	3,865,876		2,610,662
Minority interest	-		-
Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $0.0002 par value, authorized - 1,000,000 shares, issued and outstanding - 0 shares	-		-
Common stock, $0.0002 par value, authorized - 99,000,000 shares, issued – 26,527,051 shares and outstanding – 25,673,385 shares	5,305		5,305
Additional paid-in capital	11,799,216		11,799,216
Accumulated (deficit)	(12,115,546)	5,519,898	(6,595,648)
Treasury common stock, $0.0002 par value, 853,666 shares at cost	(62,500)		(62,500)
Total stockholders’ (deficiency)	(373,525)		5,146,373
TOTAL LIABILITIES AND STOCKHOLDERS’ (DECICIENCY)	$3,492,351		$7,757,035

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 27 - SUBSEQUENT EVENTS, continued:

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDARIES
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
	As Reported	Pro Forma Adjustments	Pro Forma As Adjusted
Operating income (loss):
Net revenues from services	$7,333,904	7,268,770	$65,134
Cost of services provided	5,773,937	5,236,805	537,132
Total operating income (loss)	1,559,967		(471,998)
Operating Expenses:
Selling, general and administrative	2,750,368	704,476	2,045,892
Depreciation and amortization	269,379	(249,612)	19,767
Total operating expenses	3,019,747		2,065,659
(Loss) from operations	(1,459,780)		(2,537,657)
Other (expenses) income:
Interest expense	(141,930)	(51,709)	(90,221)
Gain from renegotiation of debt	529,293		529,293
Net other income	387,363		439,072
(Loss) before income taxes and minority interests	(1,072,417)	1,026,168	(2,098,585)
Provision for income taxes	145,336	115,561	29,775
(Loss) before minority interests	(1,217,273)		(2,128,360)
Minority interests	-		-
Net loss	$(1,217,273)		$(2,128,360)
(Loss) per share, basic and diluted	$(0.05)		$(0.09)
Number of weighted average shares outstanding	24,737,648		24,737,648

On September 1, 2006, we purchased Dr. Wolkstein's share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 350,000 shares of the Company's common stock with a valuation of $154,000 at the time of purchase, and a note for $27,000 to be paid in 18 payments of $1,500.00 per month. The 350,000 shares of common stock were issued on October 20, 2006. As a condition of the purchase, the Company agreed to re-purchase the 350,000 shares from Dr. Wolkstein for $75,000 if for any consecutive 20 day period commencing September 1, 2008 through the last day of February 2009, the stock price was below $1.00 per share.  On January 22, 2009, Dr. Wolkstein put the 350,000 shares to the Company in accordance with the purchase agreement.

On January 15, 2009, we entered into a Loan Agreement with Issak Hayut for $112,500. The terms of the Agreement include interest payments of $10,000 per month for 3 months and the loan is to be paid in full on or before April 15, 2009. In addition, the Company issued a Warrant for the rights to buy 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share. The loan agreement was entered into in order to have sufficient funds to meet a deadline on a debt settlement payment due and to help realize a gain on the restructured debt with Siemens Medical Solutions, USA, Inc. (see Note 23 above).

On February 15, 2009, we entered into a Loan Agreement with Issak Hayut for $112,500. The terms of the Agreement include interest payments of $10,000 per month for 3 months and the loan is to be paid in full on or before May 15, 2009. In addition, the Company issued a Warrant for the rights to buy 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share. The loan agreement was entered into in order to have sufficient funds to meet a deadline on a debt settlement payment due and to help realize a gain on the restructured debt with Siemens Medical Solutions, USA, Inc. (see Note 23 above).