Form 10-Q
period 2009-03-31
MODERN MEDICAL MODALITIES CORP
filed 2009-05-15
CIK 902635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

As of May 8, 2009, there were 25,323,385 shares of the registrant’s common stock, $0.0002 par value, outstanding.

 MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
March 31, 2009
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3-4

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	6

	Notes to Interim Condensed Consolidated Financial Statements	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibit Index	17

SIGNATURES		18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$113,690	$46,518
Accounts receivable (less contractual allowances of $2,947,400 and $2,813,800, respectively)	1,034,977	989,544
Prepaid expenses	20,158	41,808

Total Current Assets	1,168,825	1,077,870

Property and equipment, net of accumulated depreciation of $3,416,352 and $3,351,672, respectively	1,024,178	1,088,894

Other assets
Purchased software	1,287,917	1,287,917
Deposits	36,270	37,670

Total Other Assets	1,324,187	1,325,587

Total Assets	$3,517,190	$3,492,351

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities
Accounts payable	$1,054,080	$708,911
Accrued expenses	1,450,748	1,302,839
Current portion long term debt	1,419,475	1,406,840

Total Current Liabilities	3,924,303	3,418,590

Other liabilities
Long term debt, net of current portion	173,455	211,387
Loans payable shareholders	235,899	235,899

Total Other Liabilities	409,354	447,286

Total Liabilities	4,333,657	3,865,876

Minority interest	0	0

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.0002 par value, authorized - 1,000,000 shares--issued and outstanding - 0 shares	-	-
Common stock, $0.0002 par value, authorized - 99,000,000 shares--issued 26,527,051 shares and outstanding 25,323,385 shares at March 31, 2009 and issued – 26,527,051 shares and outstanding 25,673,385 shares at December 31, 2008	5,305	5,305
Additional paid-in capital	11,857,892	11,799,216
(Deficit)	(12,542,164)	(12,115,546)
Treasury stock, 1,203,666 and 853,666 shares, respectively, at cost	(137,500)	(62,500)

Total stockholders'(deficiency)	(816,467)	(373,525)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$3,517,190	$3,492,351

See notes to financial statements

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended
	March 31,
	2009 (Unaudited)	2008 (Unaudited)
Revenues:
Net revenues from services	$1,780,561	$1,892,016
Cost of services provided	1,427,834	1,451,474

Total operating income	352,727	440,542

Operating expenses:
Selling, general and administrative	584,830	586,880
Depreciation and amortization	64,679	67,496

Total operating expenses	649,509	654,376

(Loss) from operations	(296,782)	(213,834)

Other income (expenses):
Interest expense	(123,377)	(73,929)

Total other income (expenses)	(123,377)	(73,929)

(Loss)before income taxes and minority interest	(420,159)	(287,763)
Provision for income taxes	6,460	7,959

(Loss) before minority interest	(426,619)	(295,722)

Minority interests	0	(9,852)

Net (loss)	$(426,619)	$(305,574)

(Loss)per share, basic and diluted	$(0.02)	$(0.01)
Number of weighted average shares outstanding	25,666,093	24,234,051

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended March 31,
	2009 (Unaudited)	2008 (Unaudited
Cash Flows from Operating Activities
Net (Loss)	$(426,619)	$(305,573)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	64,679	67,496
Contractual allowances	133,600	225,300
Decrease (increase) in minority interest	-	9,852
Increase in additional paid in capital from stock-based compensation resulting from issuance of employee stock options and warrants	58,676	251,904
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(179,033)	(314,815)
Prepaid expenses	21,650	3,205
Other current assets and deposits	1,400	-
Accounts payable	345,169	(10,551)
Accrued expenses	147,910	219,762
Total adjustments	519,051	452,153
Net cash provided by operating activities	167,432	146,580

Cash flows from Investing Activities:
Fixed asset acquisitions	-	(26,854)
Fixed asset disposals	36	-
(Increase) in Purchased Software	-	(22,280)
Net cash (used in) investing activities	36	(49,134)

Cash flows from financing activities:
Increase in Treasury Stock resulting from the purchase of the Company’s common stock	(75,000)	-
Increase long term debt	228,699	25,749
(Decrease)long term debt	(253,995)	(119,105)
Net cash (used in) financing activities	(100,296)	(93,356)

Net increase (decrease) in cash and cash equivalents	67,172	4,090
Cash and equivalents, beginning of period	46,518	52,425

Cash and equivalents, end of period	$113,690	$56,515

Supplemental cash flow information
Interest paid	$95,196	$89,768

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual report filed on Form 10-K for the year ended December 31, 2008.

NOTE 2 - LITIGATION:

In October 2008, in exchange for Siemens Medical Solutions, USA, Inc. (“Siemens Medical”) and Spur Imaging Service, LLC (“Spur”) agreeing to forbear from exercising their enforcement rights under the Consent Judgment through February 15, 2009. We paid Siemens Medical $525,000 between October 6, 2008 and February 15, 2009 and paid Spur $25,000 between October 6, 2008 and February 28, 2009 in full payment of the $550,000 settlement of a sub-lease involving Siemens Medical and Spur.  On April 24, 2009 we received documentation confirming that the Judgment was satisfied.

On April 3, 2009, we received copies of a lawsuit from Mary Monar and David R. Monar, her husband. The lawsuit claims that on or about December 29, 2004 and July  5, 2006, Plaintiff Mary Monar underwent a mammography at the facilities at Union Imaging Center, LLC and that at such time, the suit claims a deviation and departure from acceptable medical practice and negligence in failing to properly diagnose the plaintiff.  As a result, the plaintiff developed breast cancer that went untreated for two years.  This suit is under discovery and we will defend against any alleged claims being made.

NOTE 3 – SHARE-BASED PAYMENTS IN ACCORDANCE WITH SFAS 123R:

Under SFAS 123(R), we estimate the fair value of stock options and share-based awards using the Simple Black-Scholes European Option Pricing Model.

For the three month periods ended March 31, 2009 and 2008, we conducted an outside independent analysis and our own review, and based on the results, we recognized $33,619 and $251,904, respectively, in share-based payments related to warrants and stock options issued with the rights to exercise 1,390,000 shares in 2009 and 6,411,000 shares in 2008 of our common stock.

At March 31, 2009, the Company had approximately $93,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

NOTE 4 – LOAN AGREEMENTS:

On October 3, 2008, we entered into a Loan Agreement with Moseh & Aliza Lazarian for $100,000. The terms of the Agreement include an annual interest rate of 12% and the loan is to be paid in amounts of $50,000 on or before February 1, 2009 and $50,000 on or before October 1, 2009. In addition, the Company issued a Warrant for the rights to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share. The February 1, 2009, payment was not made by the Company and under the terms of the loan agreement the interest rate on the note increases from 12% to 15% until the $50,000 payment is made.

On December 8, 2008, we entered into a Loan Agreement with Union Imaging Associates, P.A., for $71,834.24. The terms of the Agreement include monthly interest payments of $718.34 (12% per annum) starting January 9, 2009, and the loan was to be paid in full March 6, 2009.  The note was extended by mutual agreement of the Note Holder and the Borrower.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOAN AGREEMENTS (continued):

On December 8, 2008, we entered into a Loan Agreement with Union Imaging Associates, P.A., for $100,000.00. The terms of the Agreement include monthly interest payments of $1,000.00 (12% per annum) starting January 9, 2009, and the loan is to be paid in full March 6, 2009.  The note was extended by mutual agreement of the Note Holder and the Borrower.

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

NOTE 5 – Dr. Wolkstein Put 350,000 common shares to the Company.

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

NOTE 6 – ASSET PURCHASE AGREEMENT WITH HEALTH DIAGNOSTICS OF NEW JERSEY, L.L.C.:

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

The Closing Date has been extended from March 31, 2009 to an estimated date of June 30, 2009, as requested by HD and agreed to by us, the Seller Companies.   The Seller Companies, and HD, each have the right to terminate the Agreement at any time before the closing.  While we continue to pursue the Asset Sale with HD or other parties, we intend to expand our services and offer outsourced information and administrative services through our wholly-owned subsidiary HealthIXS.  HealthIXS plans to provide

NOTE 8 - ASSET PURCHASE AGREEMENT WITH HEALTH DIAGNOSTICS OF NEW JERSEY, L.L.C., continued:

information system based administrative services, which include billing services, to outpatient clinics and other healthcare organizations.  In addition, if we close on the asset sale, we may invest the proceeds of the
Asset Sale in businesses or ventures that may or may not be synergistic with our past operations or our remaining information and administrative services business operated by HealthIXS.  HealthIXS has not generated any revenues thus far.  We have not identified any proposed investments at this time.

The following pro-forma consolidated financial statements give effect to the proposed sale to Health Diagnostics of New Jersey, L.L.C. of substantially all of the assets of our Union, NJ imaging centers as if the transaction had been completed at March 31, 2009.  See Company’s 8-K filed January 27, 2009 (incorporated by reference) for additional information.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
PRO FORMA CONSOLIDATED BALANCE SHEET
	March 31, 2009 (as reported)	Pro Forma Adjustments	Pro Forma As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$113,690	5,695,986	$5,809,676
Accounts receivable, less contractual allowances	1,034,977	(1,034,977)	-
Prepaid expenses	20,158	(19,828)	330
Total current assets	1,168,825		5,810,006
Property and equipment, net of accumulated depreciation	1,024,178	(1,004,166)	20,012
Other assets:
Purchased software	1,287,917	-	1,287,917
Deposits	36,270	(36,270)	-
Escrow	-	650,000	650,000
Total other assets	1,324,187		1,937,917
TOTAL ASSETS	$3,517,190		$7,767,935

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)
Current liabilities:
Accounts payable	$1,054,080	(392,120)	$661,960
Accrued expenses	1,450,748	(117,822)	1,332,926
Current portion long term debt	1,419,475	(49,114)	1,370,361
Total current liabilities	3,924,303		3,365,247
Other liabilities:
Long term debt, net of current portion	173,455	(100,001)	73,454
Loans payable shareholders	235,899		235,899
Total other liabilities	409,354		309,353
Total liabilities	4,333,657		3,674,600
Minority interest	-		-
Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $0.0002 par value, authorized - 1,000,000, shares, issued and outstanding - 0 shares	-		-
Common stock, $0.0002 par value, authorized - 99,000,000 shares, issued – 26,527,051 shares and outstanding – 25,673,385 shares	5,305		5,305
Additional paid-in capital	11,857,892		11,857,892
Accumulated (deficit)	(12,542,164)	4,909,802	(7,632,362)
Treasury common stock, $0.0002 par value, 853,666 shares at cost	(137,500)		(137,500)
Total stockholders’ (deficiency)	(816,467)		4,093,335
TOTAL LIABILITIES AND STOCKHOLDERS’ (DECICIENCY)	$3,517,190		$7,767,935

NOTE 8 - ASSET PURCHASE AGREEMENT WITH HEALTH DIAGNOSTICS OF NEW JERSEY, L.L.C., continued:

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDARIES
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
	As Reported	Pro Forma Adjustments	Pro Forma As Adjusted
Operating income (loss):
Net revenues from services	$1,780,561	1,764,953	$15,608
Cost of services provided	1,427,834	1,302,634	125,200
Total operating income (loss)	352,727		(109,592)
Operating Expenses:
Selling, general and administrative	584,830	219,855	364,975
Depreciation and amortization	64,679	60,159	4,520
Total operating expenses	649,509		369,495
(Loss) from operations	(296,782)		(479,087)
Other (expenses):
Interest expense	(123,377)	12,063	(111,314)
Net other expenses	(123,377)		(111,314)
(Loss) before income taxes and minority interests	(420,159)		(590,401)
Provision for income taxes	6,460	520	5,940
(Loss) before minority interests	(426,619)		(596,341)
Minority interests	-		-
Net loss	(426,619)		(596,,341)
(Loss) per share, basic and diluted	$(0.02)		$(0.02)
Number of weighted average shares outstanding	25,666,093		25,666,093

NOTE 7 – SUBSEQUENT EVENTS:

On April 3, 2009, we received copies of a lawsuit from Mary Monar and David R. Monar, her husband. The lawsuit claims that on or about December 29, 2004 and July 5, 2006, Plaintiff Mary Monar underwent a mammography at the facilities at Union Imaging Center, LLC and that at such time, the suit claims a deviation and departure from acceptable medical practice and negligence in failing to properly diagnose the plaintiff.  As a result, the plaintiff developed breast cancer that went untreated for two years.  This suit is under discovery and we will defend against any alleged claims being made.

On April 20, 2009, we were notified by the State of New Jersey, Division of Taxation that a judgment has been entered in the Superior Court of New Jersey on April 16, 2009 in the amount of $39,386.39 and additional penalty and interest plus costs of collection will accrue.

On April 23, 2009, GE Healthcare Financial Services notified us that Union Imaging Associates, Inc (UIA, Inc) is in default under a lease agreement.  UIA, Inc. is past due on $42,904.18 plus continuing accruing fees, costs and expenses, including without limitation, collections costs and attorney’s fees. GE Healthcare Financial Services states that it will pursue all rights and remedies available to it if payment is not paid in full within 7 days of April 23, 2009. We have discussed payment terms and plan to continue to work on a resolution to settle the past due lease payments.

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

We believe that our network of centers are being optimized by providing a full array of management and imaging services to better meet the varied needs of our customers, providers of care, and other participants in our growing network. In addition, we are seeking to maximize the productivity and quality of each center that we own, as well as of each network of centers we contract with, by providing integrated technology solutions through state-of-the art medical equipment and industry leading information management systems. As of March 31, 2009, we own, operate, and manage three diagnostic imaging centers located in New Jersey. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities. On a consolidated basis, we currently recognize the majority of our revenues from a range of diagnostic imaging services and that allow us to leverage the variety of imaging systems in our network of centers, in order to potentially increase operating income once fixed costs are more rapidly covered with higher volumes of procedures performed. In addition, we are creating the infrastructure to expand our revenues through management services contracts with an increasing emphasis on providing web-based, comprehensive information services as the healthcare outpatient services and related markets continue to grow and operate within larger networks.

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

Results of Operations:

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008.

	2009	2008

Net revenues from services	$1,780,600	$1,892,000

Cost of services provided	$1,427,800	$1,451,500

Selling, general and administrative expenses	$584,800	$586,900

(Loss) from operations	$(296,800)	$(213,800)

Net Revenues from Services:

For the three months ended March 31, 2009, net revenues from services totaled $1,780,600 as compared to $1,892,000 for the same period in 2008, resulting in a net decrease of approximately $111,400. This decrease in net revenues is attributable primarily to a decrease in procedures completed on our PET Scan and CT units.  This decrease accounted for approximately $70,000 of the lost revenues.  The balance of the reduction in revenues ($41,400) relates primarily to reduced reimbursement rates.

Cost of services provided:

For the three months ended March 31, 2009, cost of services provided totaled $1,427,800 as compared to $1,451,500 for the same period in 2008, resulting in a decrease of approximately $23,700. This decrease is attributable to the reduced revenues discussed above.

Selling, general and administrative expenses:

For the three months ended March 31, 2009, selling, general and administrative expenses totaled $584,800 as compared to $586,900 for the same period in 2008, resulting in a decrease of approximately $2,100.  This decrease results from reduced postage costs.

Loss from operations:

Loss from operations for the three months ended March 31, 2009 was $296,800 as compared to a loss of $213,800 for the same period in 2008 resulting in an increase in the loss from operation of approximately $83,000.   This increase in loss from operations relates directly to the decrease in net revenues.

Liquidity and Capital Resources:

As of March 31, 2009, we had a working capital deficiency of $2,755,478, as compared to a working capital deficiency of $2,340,720 as of December 31, 2008. We do not believe that our cash flow from operations will be sufficient to fund our ongoing operations and we will continue to have to raise capital to fund our operations. We may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to us, if at all.

Debt:

On October 3, 2008, we entered into a Loan Agreement with Moseh & Aliza Lazarian for $100,000. The terms of the Agreement include an annual interest rate of 12% and the loan is to be paid in amounts of $50,000 on or before February 1, 2009 and $50,000 on or before October 1, 2009. In addition, the Company issued a Warrant for the rights to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share. The February 1, 2009, payment was not made by the Company and under the terms of the loan agreement the interest rate on the note increases from 12% to 15% until the $50,000 payment is made.

In October 2008, in exchange for Siemens Medical Solutions, USA, Inc. (“Siemens Medical”) and Spur Imaging Service, LLC (“Spur”) agreeing to forbear from exercising their enforcement rights under the Consent Judgment through February 15, 2009. We paid Siemens Medical $525,000 between October 6, 2008 and February 15, 2009 and paid Spur $25,000 between October 6, 2008 and February 28, 2009 in full payment of the $550,000 settlement of a sub-lease involving Siemens Medical and Spur.  On April 24, 2009 we received documentation confirming that the Judgment was satisfied.

On December 8, 2008, we entered into a Loan Agreement with Union Imaging Associates, P.A., for $71,834.24. The terms of the Agreement include monthly interest payments of $718.34 (12% per annum) starting January 9, 2009, and the loan was to be paid in full March 6, 2009.  The note was extended by mutual agreement of the Note Holder and the Borrower.

On December 8, 2008, we entered into a Loan Agreement with Union Imaging Associates, P.A., for $100,000.00. The terms of the Agreement include monthly interest payments of $1,000.00 (12% per annum) starting January 9, 2009, and the loan is to be paid in full March 6, 2009.  The note was extended by mutual agreement of the Note Holder and the Borrower.

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

Off-Balance Sheet Arrangements:

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant is a smaller reporting company and is not required to provide a response under this Item 3.

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

In October 2008, in exchange for Siemens Medical Solutions, USA, Inc. (“Siemens Medical”) and Spur Imaging Service, LLC (“Spur”) agreeing to forbear from exercising their enforcement rights under the Consent Judgment through February 15, 2009. We paid Siemens Medical $525,000 between October 6, 2008 and February 15, 2009 and paid Spur $25,000 between October 6, 2008 and February 28, 2009 in full payment of the $550,000 settlement of a sub-lease involving Siemens Medical and Spur.  On April 24, 2009 we received documentation confirming that the Judgment was satisfied.

On April 3, 2009, we received copies of a lawsuit from Mary Monar and David R. Monar, her husband. The lawsuit claims that on or about December 29, 2004 and July 5, 2006, Plaintiff Mary Monar underwent a mammography at the facilities at Union Imaging Center, LLC and that at such time, the suit claims a deviation and departure from acceptable medical practice and negligence in failing to properly diagnose the plaintiff.  As a result, the plaintiff developed breast cancer that went untreated for two years.  This suit is under discovery and we will defend against any alleged claims being made.

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

Item 3. Defaults upon Senior Securities

There have not been any defaults on any senior securities during the period covered by this Quarterly Report.

Item 4. Submissions of Matters to a Vote of Security Holders

On February 24, 2009, we filed a notice of shareholder action by written consent with the Securities and Exchange Commission.  This notice and accompanying information statement were furnished to the holders of our Common Stock, par value $0.0002 per share, informing the shareholders that, on January 30, 2009, our board of directors unanimously approved, and holders of a majority of our issued and outstanding shares of Common Stock consented in writing to, the sale of substantially all of the assets used in connection with the operation of our diagnostic imaging centers located in Union, New Jersey, to Health Diagnostics of New Jersey, LLC, a New Jersey limited liability company.

The notice and accompanying information statement were furnished to holders of the Common Stock pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder, including Regulation 14C, and in full satisfaction of any notice requirements that we may have under the New Jersey Business Corporation Act, to inform our shareholders of these actions prior to their taking effect.  In accordance with Rule 14c-2 under the Exchange Act and Section 14A:5-6(b) under the New Jersey Business Corporation Act, the actions approved by the written consent may be effective no sooner than 20 calendar days following the mailing of this notice and accompanying information statement, as such we anticipated that the Asset Sale would become effective by March 31, 2009.

The Closing Date has been extended from March 31, 2009 to an estimated date of June 30, 2009, as requested by HD and agreed to by us.

Item 5. Other Information

None.

ITEM 6. EXHIBITS:

Exhibit Index

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

MODERN MEDICAL MODALITIES CORPORATION

Dated: May 14, 2009	By:	/s/ Baruh Hayut
Name: Baruh Hayut
Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2009	By:	/s/ Minesh Patel
Name: Minesh Patel
Title: Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)