Form 10-Q
period 2009-06-30
MODERN MEDICAL MODALITIES CORP
filed 2009-08-14
CIK 902635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 10, 2009, there were 25,323,385 shares of the registrant’s common stock, $0.0002 par value, outstanding.

 MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
JUNE 30, 2009
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3-4

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2009 and 2008 (unaudited)	6

	Notes to Interim Condensed Consolidated Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibit Index	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$52,478	$46,518
Accounts receivable (less contractual allowances of $3,109,900 and $2,813,800, respectively)	1,332,694	989,544
Prepaid expenses	4,915	41,808

Total Current Assets	1,390,087	1,077,870

Property and equipment, net of accumulated depreciation of $3,480,407 and $3,351,672, respectively	960,123	1,088,894

Other assets:
Purchased software	1,287,917	1,287,917
Deposits	36,270	37,670

Total Other Assets	1,324,187	1,325,587

Total Assets	$3,674,397	$3,492,351

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities
Accounts payable	$1,121,829	$708,911
Accrued expenses	1,123,493	1,302,839
Current portion long term debt	1,348,377	1,406,840

Total Current Liabilities	3,593,699	3,418,590

Other liabilities
Long term debt, net of current portion	200,666	211,387
Loans payable shareholders	235,899	235,899

Total Other Liabilities	436,565	447,286

Total Liabilities	4,030,264	3,865,876

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.0002 par value, authorized - 1,000,000 shares—issued and outstanding - 0 shares	-	-
Common stock, $0.0002 par value, authorized - 99,000,000 shares—issued 26,527,051 shares and outstanding 25,323,385 shares at June 30, 2009 and issued – 26,527,051 shares and outstanding 25,673,385 shares at December 31, 2008	5,305	5,305
Additional paid-in capital	11,866,606	11,799,216
(Deficit)	(12,090,278)	(12,115,546)
Treasury stock, 1,203,666 and 853,666 shares, respectively, at cost	(137,500)	(62,500)

Total stockholders'(deficiency)	(355,867)	(373,525)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$3,674,397	$3,492,351

See notes to financial statements

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Net revenues from services	$3,529,502	$3,542,203	$1,748,941	$1,650,187
Cost of services provided	2,758,212	2,837,430	1,330,378	1,385,956

Total operating income	771,290	704,773	418,563	264,231

Operating expenses:
Selling, general and administrative	614,657	753,245	29,827	166,365
Depreciation and amortization	128,735	143,687	64,056	76,191

Total operating expenses	743,392	896,932	93,883	242,556

Income/(loss) from operations	27,898	(192,159)	324,680	21,675

Other (expenses):
Interest expense	(156,378)	(265,453)	(33,001)	(191,524)

Total other (expenses)	(156,378)	(265,453)	(33,001)	(191,524)

(Loss)/income before income taxes and minority interest	(128,480)	(457,612)	291,679	(169,849)

(Benefit)/provision for income taxes	(153,746)	16,705	(160,206)	8,746

Income/(loss) before minority interest	25,266	(474,317)	451,885	(178,595)

Minority interests	-	-	-	9,852

Net income/(loss)	$25,266	$(474,317)	$451,885	$(168,743)

Income/(loss) per share, basic and diluted	$0.00	$(0.02)	$0.02	$(0.01)
Number of weighted average shares outstanding	25,520,260	24,201,801	25,323,385	24,169,551

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net Income/(Loss)	$25,266	$(474,317)
Adjustments to reconcile net loss to net cash provided by/(used) in operating activities:
Depreciation and amortization	128,735	143,687
Contractual allowances	296,100	(254,300)
Increase (decrease) in minority interest	-	(65,622)
Increase in common stock from issuance of shares and conversion of debt	-	30
Increase in additional paid in capital from issuance of shares and conversion of debt	-	14,970
Increase in additional paid in capital from stock-based compensation resulting from issuance of employee stock options and warrants	67,390	412,291
Increase in Treasury Stock resulting from the purchase of the Company’s common stock	(75,000)	(50,000)

Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(639,250)	306,509
Prepaid expenses	36,893	11,098
Deposits and other assets	1,400	1,291
Accounts payable	412,919	(99,498)
Accrued expenses	(179,310)	258,858
Total adjustments	49,877	679,314
Net cash provided by operating activities	75,143	204,997
Cash flows from Investing Activities:
Fixed asset acquisitions	-	(26,854)
Decrease Note Receivable	-	15,884
(Increase) in Purchased Software	-	(37,739)
Net cash (used) in investing activities	-	(48,709)
Cash flows from financing activities:
Increase long term debt	294,088	25,748
(Decrease)long term debt	(363,271)	(190,317)
Net cash (used) in financing activities	(69,183)	(164,569)
Net (decrease) in cash and cash equivalents	5,960	(8,281)
Cash and equivalents, beginning of period	46,518	52,425

Cash and equivalents, end of period	$52,478	$44,144

Supplemental cash flow information:
Interest paid	$140,755	$150,432
Common Shares issued in payment of consulting and other agreements	-	150,000

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual report filed on Form 10-K for the year ended December 31, 2008.

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

For the three and six months ended June 30, 2009, we conducted an outside independent analysis and our own review, and based on the results, we recognized $8,714 and $58,619, respectively, in share-based payments related to warrants and stock options issued with the rights to exercise 1,390,000 shares in  of our common stock.

At June 30, 2009, the Company had approximately $78,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

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

On March 18, 2005 Modern Medical entered into a Loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable in 12 monthly payments of $8,333 with a lump sum due on the 13th month in the amount of $221,826.71 and bears an interest rate of 8% per annum.  This loan funded the settlement of the DVI/US Bank loan settlement.  The note was extended by mutual agreement of the Note Holder and the Borrower and currently interest only is being paid.  At June 30, 2009 the principal balance is approximately $73,000.

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

NOTE 5 – Dr. Wolkstein Put 350,000 common shares to the Company.

On September 1, 2006, we purchased Dr. Wolkstein's share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 350,000 shares of the Company's common stock with a valuation of $154,000 at the time of purchase, and a note for $27,000 to be paid in 18 payments of $1,500.00 per month. The 350,000 shares of common stock were issued on October 20, 2006. As a condition of the purchase, the Company agreed to re-purchase the 350,000 shares from Dr. Wolkstein for $75,000 if for any consecutive 20 day period commencing September 1, 2008 through the last day of February 2009, the stock price was below $1.00 per share.  On January 22, 2009, Dr. Wolkstein put the 350,000 shares to the Company in accordance with the purchase agreement. We are making interest payments of $500 per month on the $75,000.

NOTE 6 - STATE OF NEW JERSEY TAXES:

On April 20, 2009, we were notified by the State of New Jersey, Division of Taxation that a judgment has been entered in the Superior Court of New Jersey on April 16, 2009 in the amount of $39,386.39 and additional penalty and interest plus costs of collection will accrue. We are currently negotiating a deferred payment plan with the State of New Jersey Department of Taxation.

NOTE 7 - GE HEALTHCARE FINANCIAL SERVICES DEFAULT:

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

The following discussion should be read in conjunction with Modern Medical Modalities Corporation’s (“Modern Medical”, the “Company”, “we”, or “us”) unaudited condensed consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Annual Report on Form 10-KSB for the year ended December 31, 2008 as filed with the Securities and Exchange Commission. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

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

We believe that our network of centers are being optimized by providing a full array of management and imaging services to better meet the varied needs of our customers, providers of care, and other participants in our growing network. In addition, we are seeking to maximize the productivity and quality of each center that we own, as well as of each network of centers we contract with, by providing integrated technology solutions through state-of-the art medical equipment and industry leading information management systems. As of June 30, 2009, we own, operate, and manage three diagnostic imaging centers located in New Jersey. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities. On a consolidated basis, we currently recognize the majority of our revenues from a range of diagnostic imaging services and that allow us to leverage the variety of imaging systems in our network of centers, in order to potentially increase operating income once fixed costs are more rapidly covered with higher volumes of procedures performed. In addition, we are creating the infrastructure to expand our revenues through management services contracts with an increasing emphasis on providing web-based, comprehensive information services as the healthcare outpatient services and related markets continue to grow and operate within larger networks.

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

Results of Operations:

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008.

	2009	2008

Net revenues from services	$3,530,000	$3,542,000

Cost of services provided	$2,758,000	$2,837,000

Selling, general and administrative expenses	$615,000	$753,000

Income/(loss) from operations	$28,000	$(192,000)

Net Revenues from Services:

For the six months ended June 30, 2009, net revenues from services totaled $3,530,000 as compared to $3,542,000 for the same period in 2008, resulting in a decrease of approximately $12,000. This decrease in net revenues is attributable primarily to a decrease in procedures completed on our PET Scan.

Cost of services provided:

For the six months ended June 30, 2009, cost of services provided totaled $2,758,000 as compared to $2,837,000 for the same period in 2008, resulting in a decrease of approximately $79,000. This decrease is attributable to the reduced revenues discussed above, reduced facility costs resulting from the relocation of our Nuclear Camera at the end of 2008.

Selling, general and administrative expenses:

For the six months ended June 30, 2009, selling, general and administrative expenses totaled $615,000 as compared to $753,000 for the same period in 2008, resulting in a decrease of approximately $138,000.  This decrease relates primarily to $369,000 decrease in share based payments offset by approximately $250,000 in legal fees recorded in connection with the Health Diagnostics of New Jersey, LLC transaction.  The balance of the decrease related to administrative costs resulting from the combing the Nuclear Camera into the MRI facility, resulting is savings in personnel and marketing expenses.

Income from operations:

Income from operations for the six months ended June 30, 2009 was $28,000 as compared to a loss of $192,000 for the same period in 2008 resulting in an increase in the income from operation of approximately $220,000.   This increase in income from operations relates directly to the decrease in cost of services and selling and administrative expenses.

Results of Operations:

FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008.

	2009	2008

Net revenues from services	$1,749,000	$1,650,000

Cost of services provided	$1,330,000	$1,386,000

Selling, general and administrative expenses	$30,000	$166,000

Income from operations	$325,000	$22,000

Net Revenues from Services:

For the three months ended June 30, 2009, net revenues from services totaled $1,749,000 as compared to $1,650,000 for the same period in 2008, resulting in a net increase of approximately $99,000. This increase in net revenues is attributable primarily to a increase in procedures completed on our MRI and CT units at our Union, NJ imaging Center, offset somewhat by a decrease in PET Scan procedures.

Cost of services provided:

For the three months ended June 30, 2009, cost of services provided totaled $1,330,000 as compared to $1,386,000 for the same period in 2008, resulting in a decrease of approximately $56,000. This decrease is attributable primarily to the reduced revenues discussed above and reduced facility costs related to the reduction in facility square footage leased resulting from the relocation of our Nuclear Camera at the end of 2008..

Selling, general and administrative expenses:

For the three months ended June 30, 2009, selling, general and administrative expenses totaled $30,000 as compared to $166,000 for the same period in 2008, resulting in a decrease of approximately $136,000.  This decrease relates primarily to $152,000 decrease in share based payments offset by approximately $25,000 in legal fees recorded in connection with the Health Diagnostics of New Jersey, LLC transaction.  The balance of the decrease related to administrative costs resulting from the combing the Nuclear Camera into the MRI facility, resulting is savings in personnel and marketing expenses.

Income from operations:

Income from operations for the three months ended June 30, 2009 was $325,000 as compared to income of $22,000 for the same period in 2008 resulting in an increase in the income from operation of approximately $303,000.   This increase in income from operations relates to the increase in net revenues of approximately $99,000, the decrease in cost of services provided of approximately $56,000, the decrease in selling, general and administrative expense of approximately $136,000 and a decrease in depreciation expense of $12,000.

Liquidity and Capital Resources:

As of June 30, 2009, we had a working capital deficiency of $2,203,612, as compared to a working capital deficiency of $2,340,720 as of December 31, 2008. We do not believe that our cash flow from operations will be sufficient to fund our ongoing operations and we will continue to have to raise capital to fund our operations. We may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to us, if at all.

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

None.

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

The notice and accompanying information statement were furnished to holders of the Common Stock pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder, including Regulation 14C, and in full satisfaction of any notice requirements that we may have under the New Jersey Business Corporation Act, to inform our shareholders of these actions prior to their taking effect.  In accordance with Rule 14c-2 under the Exchange Act and Section 14A:5-6(b) under the New Jersey Business Corporation Act, the actions approved by the written consent may be effective no sooner than 20 calendar days following the mailing of this notice and accompanying information statement.

The Closing Date has been extended, as requested by HD and agreed to by us, the Seller Companies.   Since the Closing Date has not been determined, HD agreed with us to amend the Agreement and delete the no solicitation clause.  This change gives us the option to pursue other potential purchasers of substantially all of the assets used by or in connection with the Seller Companies’ Imaging Centers.

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

MODERN MEDICAL MODALITIES CORPORATION

Dated: August 14, 2009	By:	/s/ Baruh Hayut
Name: Baruh Hayut
Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2009	By:	/s/ Minesh Patel
Name: Minesh Patel
Title: Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)