Form 10-Q
period 2009-09-30
MODERN MEDICAL MODALITIES CORP
filed 2009-11-06
CIK 902635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 2, 2009, there were 25,323,385 shares of the registrant’s common stock, $0.0002 par value, outstanding.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 2009
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3-4

	Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2009 and 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	6

	Notes to Interim Condensed Consolidated Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibit Index	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$177,138	$46,518
Accounts receivable (less contractual allowances of $3,319,500 and $2,813,800, respectively)	1,068,867	989,544
Note Receivable	49,646	-
Prepaid expenses	14,026	41,808

Total Current Assets	1,309,677	1,077,870

Property and equipment, net of accumulated depreciation of $3,542,265 and $3,351,672, respectively	906,173	1,088,894

Other assets:
Purchased software	1,287,917	1,287,917
Deposits	36,270	37,670

Total Other Assets	1,324,187	1,325,587

Total Assets	$3,540,037	$3,492,351

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities
Accounts payable	$1,331,335	$708,911
Accrued expenses	1,230,762	1,302,839
Current portion long term debt	1,430,518	1,406,840

Total Current Liabilities	3,992,615	3,418,590

Other liabilities
Long term debt, net of current portion	94,652	211,387
Loans payable shareholders	235,899	235,899

Total Other Liabilities	330,551	447,286

Total Liabilities	4,323,166	3,865,876

Minority interest	-	-

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.0002 par value, authorized - 1,000,000 shares—issued and outstanding - 0 shares	-	-
Common stock, $0.0002 par value, authorized - 99,000,000 shares—issued 26,527,051 shares and outstanding 25,323,385 shares at September 30, 2009 and issued – 26,527,051 shares and outstanding 25,673,385 shares at December 31, 2008	5,305	5,305
Additional paid-in capital	11,905,803	11,799,216
(Deficit)	(12,556,737)	(12,115,546)
Treasury stock, 1,203,666 and 853,666 shares, respectively, at cost	(137,500)	(62,500)

Total stockholders'(deficiency)	(783,129)	(373,525)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$3,540,037	$3,492,351

See notes to financial statements

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended		For the three months ended
	September 30,		September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2009	2008	2009	2008
Revenues:
Net revenues from services	$5,189,334	$5,629,012	$1,659,832	$2,086,809
Cost of services provided	4,308,782	4,283,750	1,550,570	1,446,320

Total operating income	880,552	1,345,262	109,262	640,489

Operating expenses:
Selling, general and administrative	991,140	2,178,481	376,483	1,425,236
Depreciation and amortization	190,593	211,112	61,858	67,425

Total operating expenses	1,181,733	2,389,593	438,341	1,492,661

(Loss) from operations	(301,181)	(1,044,331)	(329,079)	(852,172)

Other income (expenses):
Interest expense	(204,832)	(305,435)	(48,454)	(39,982)
Gain from restructured debt	-	625,274	-	625,274

Total other (expenses)	(204,832)	(319,839)	(48,454)	585,292

(Loss) before income taxes and minority interest	(506,013)	(724,492)	(377,533)	(266,880)

(Benefit)/provision for income taxes	(64,822)	125,855	88,924	109,150

(Loss) before minority interest	(441,191)	(850,347)	(466,457)	(376,030)

Minority interests	-	-	-	-

Net (loss)	$(441,191)	$(850,347)	$(466,457	$(376,030)

(Loss) per share, basic and diluted	$(0.02)	$(0.03)	$(0.02)	$(0.02)
Number of weighted average shares outstanding	25,432,760	24,425,736	25,323,385	24,873,607

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	(Unaudited)	(Unaudited)
	2009	2008
Cash Flows from Operating Activities
Net (loss)	$(441,191)	$(850,347)
Adjustments to reconcile net loss to net cash provided by/(used) in operating activities:
Depreciation and amortization	190,593	211,112
Contractual allowances	505,700	(594,000)
(Decrease) in minority interest	-	(65,622)

Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(585,023)	432,425
Prepaid expenses	27,782	(55,310)
Deposits and other assets	1,400	1,991
Accounts payable	622,425	(67,519)
Accrued expenses	(72,078)	170,349
Total adjustments	690,799	33,426
Net cash provided by operating activities	249,608	(816,921)
Cash flows from Investing Activities:
Fixed asset acquisitions	(7,872)	(39,276)
(Increase) decrease note receivable	(49,646)	15,884
(Increase) in purchased software	-	(55,739)
Increase in common stock from issuance of shares and conversion of debt	-	386
Increase in additional paid in capital from issuance of shares and conversion of debt	-	90,273
Increase in additional paid in capital from stock-based compensation resulting from issuance of employee stock options and warrants	106,587	1,550,716
(Increase) in Treasury Stock resulting from the purchase of the Company’s common stock	(75,000)	(62,500)
Net cash (used in) provided by investing activities	(25,931)	1,499,744
Cash flows from financing activities:
Increase long term debt	231,713	25,748
(Decrease)long term debt	(324,770)	(663,349)
Net cash (used in) financing activities	(93,057)	(637,601)
Net increase in cash and cash equivalents	130,620	45,222
Cash and equivalents, beginning of period	46,518	52,425

Cash and equivalents, end of period	$177,138	$97,647
Supplemental cash flow information:
Interest paid	$182,232	$216,170
Income taxes paid	$65,318	$-
Common Shares issued in payment of consulting and other agreements	-	1,483,000
See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures. Reference should be made to the Company's annual report filed on Form 10-K for the year ended December 31, 2008.

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

For the three and nine months ended September 30, 2009, we conducted an outside independent analysis and our own review, and based on the results, we recognized $39,197 and $81,529, respectively, in share-based payments related to warrants and stock options issued with the rights to exercise 390,000 and 1,390,000 shares, respectively, in  of our common stock.

At September 30, 2009, the Company had approximately $39,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.0 years.

NOTE 4 – LOAN AGREEMENTS:

On October 3, 2008, we entered into a Loan Agreement with Moseh & Aliza Lazarian for $100,000. The terms of the Agreement include an annual interest rate of 12% and the loan is to be paid in amounts of $50,000 on or before February 1, 2009 and $50,000 on or before October 1, 2009. In addition, the Company issued a Warrant for the rights to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share. The February and October 1, 2009, payments were not made by the Company and under the terms of the loan agreement the interest rate on the note increased from 12% to 15% until the payments are made.  Interest payments have been kept current.

On December 8, 2008, we entered into a Loan Agreement with Union Imaging Associates, P.A., for $71,834.24. The terms of the Agreement include monthly interest payments of $718.34 (12% per annum) starting January 9, 2009, and the loan was to be paid in full March 6, 2009.  The note was extended by mutual agreement of the Note Holder and the Borrower.  Interest payments have been kept current.

On December 8, 2008, we entered into a Loan Agreement with Union Imaging Associates, P.A., for $100,000.00. The terms of the Agreement include monthly interest payments of $1,000.00 (12% per annum) starting January 9, 2009, and the loan is to be paid in full March 6, 2009.  The note was extended by mutual agreement of the Note Holder and the Borrower.  Interest payments have been kept current.

On March 18, 2005 Modern Medical entered into a Loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable in 12 monthly payments of $8,333 with a lump sum due on the 13th month in the amount of $221,826.71 and bears an interest rate of 8% per annum.  This loan funded the settlement of the DVI/US Bank loan settlement.  The note was extended by mutual agreement of the Note Holder and the Borrower and currently interest only is being paid.  At September 30, 2009 the principal balance is approximately $73,000 and interest payments have been kept current.

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

NOTE 7 - GE HEALTHCARE FINANCIAL SERVICES DEFAULT:

On April 23, 2009, GE Healthcare Financial Services notified us that Union Imaging Associates, Inc (UIA, Inc) is in default under a lease agreement.  At September 30, 2009, UIA, Inc. is past due approximately, $472,000 plus continuing accruing fees, costs and expenses, including without limitation, collections costs and attorney’s fees. GE Healthcare Financial Services states that it will pursue all rights and remedies available to it if payment is not paid in full within 7 days of April 23, 2009. We have discussed payment terms and plan to continue to work on a resolution to settle the past due lease payments.

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

We believe that our network of centers are being optimized by providing a full array of management and imaging services to better meet the varied needs of our customers, providers of care, and other participants in our growing network. In addition, we are seeking to maximize the productivity and quality of each center that we own, as well as of each network of centers we contract with, by providing integrated technology solutions through state-of-the art medical equipment and industry leading information management systems. As of September 30, 2009, we own, operate, and manage three diagnostic imaging centers located in New Jersey. The Company's ownership interests range from 50% to 100%. We intend to continue to expand through a combination of joint ventures, acquisitions, and targeted marketing activities. On a consolidated basis, we currently recognize the majority of our revenues from a range of diagnostic imaging services and that allow us to leverage the variety of imaging systems in our network of centers, in order to potentially increase operating income once fixed costs are more rapidly covered with higher volumes of procedures performed. In addition, we are creating the infrastructure to expand our revenues through management services contracts with an increasing emphasis on providing web-based, comprehensive information services as the healthcare outpatient services and related markets continue to grow and operate within larger networks.

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

Results of Operations:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008.
	2009	2008

Net revenues from services	$5,189,000	$5,629,000

Cost of services provided	$4,309,000	$4,284,000

Selling, general and administrative expenses	$991,000	$2,178,000

(Loss) from operations	$(301,000)	$(1,044,000)

Net Revenues from Services:

For the nine months ended September 30, 2009, net revenues from services totaled $5,189,000 as compared to $5,629,000 for the same period in 2008, resulting in a decrease of approximately $440,000. This decrease in net revenues is attributable primarily to a decrease in CT and MRI procedures completed, approximately 11% and 4.5%, respectively.  This reduction in procedures amounts to approximately $195,000 in net revenues, $110,000 related to CT and $85,000 related to MRI.  Our centers have incurred additional reductions in net revenues related to the deficit reduction act affecting Medicare and Medicaid reimbursements and economic pressures on insurance companies to force down reimbursements, amounting to approximately $175,000.  Net revenues were further reduced as a result of an overall increase of our provision for uncollectible accounts receivables resulting from lower reimbursements of approximately 2% or $89,000.  These reductions were somewhat offset by increases in other diagnostic procedures.

Cost of services provided:

For the nine months ended September 30, 2009, cost of services provided totaled $4,309,000 as compared to $4,284,000 for the same period in 2008, resulting in an increase of approximately $25,000. This increase is attributable primarily to the increased medical equipment rental costs of approximately $145,000, offset set by approximately $120,000 in a reduction in medical supply costs related to reduced procedures.

Selling, general and administrative expenses:

For the nine months ended September 30, 2009, selling, general and administrative expenses totaled $991,000 as compared to $2,178,000 for the same period in 2008, resulting in a decrease of approximately $1,187,000.  This decrease relates primarily to $1,469,000 decrease in share based payments offset by approximately $250,000 in legal fees recorded in connection with the Health Diagnostics of New Jersey, LLC transaction.  The balance of the decrease related to administrative costs resulting from combining the Nuclear Camera into the MRI facility, resulting is savings in personnel expenses.

Loss from operations:

Loss from operations for the nine months ended September 30, 2009 was $301,000 as compared to a loss of $1,044,000 for the same period in 2008 resulting in a decrease in the loss from operations of approximately $743,000.   This decrease in loss from operations relates to the decrease in net revenues of approximately $440,000, the increase in cost of services provided of approximately $25,000, the decrease in selling, general and administrative expense of approximately $1,187,000 and a decrease in depreciation expense of $21,000.

Results of Operations:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008.

	2009	2008

Net revenues from services	$1,660,000	$2,087,000

Cost of services provided	$1,551,000	$1,446,000

Selling, general and administrative expenses	$376,000	$1,425,000

(Loss) from operations	$(329,000)	$(852,000)

Net Revenues from Services:

For the three months ended September 30, 2009, net revenues from services decreased approximately $427,000, from $2,087,000, for the three months ended September 30, 2008 as compared to $1,660,000 for the same period in 2009.  This decrease in net revenues is attributable primarily to a decrease in CT and MRI procedures completed, approximately 8.6% and 12.8%, respectively.  This reduction in procedures amounts to approximately $105,000 in net revenues, $26,000 related to CT and $79,000 related to MRI.  Our centers have incurred additional reductions in net revenues related to the deficit reduction act affecting Medicare and Medicaid reimbursements and economic pressures on insurance companies to force down reimbursements, amounting to approximately $116,000.  Net revenues were further reduced as a result of an overall increase of our provision for uncollectible accounts receivables resulting from reduced reimbursement by approximately $206,000.

Cost of services provided:

For the three months ended September 30, 2009, cost of services provided totaled approximately $1,551,000 as compared to $1,446,000 for the same period in 2008, resulting in an increase of approximately $105,000.  This increase is attributable primarily to the increased medical equipment rental costs of approximately $213,000, offset set by approximately $108,000 in a reduction in medical supply costs related to reduced procedures.

Selling, general and administrative expenses:

For the three months ended September 30, 2009, selling, general and administrative expenses totaled $376,000 as compared to $1,425,000 for the same period in 2008, resulting in a decrease of approximately $1,049,000.  This decrease relates primarily to $1,099,000 decrease in share based payments offset by approximately $25,000 in legal fees recorded in connection with the Health Diagnostics of New Jersey, LLC transaction.  The balance of the decrease related to administrative costs resulting from combining the Nuclear Camera into the MRI facility, resulting is savings in personnel expenses.

Loss from operations:

Loss from operations for the three months ended September 30, 2009 was $329,000 as compared to a loss of $852,000 for the same period in 2008 resulting in a decrease in the loss from operation of approximately $523,000.   This decrease in loss from operations relates to the decrease in net revenues of approximately $427,000, the increase in cost of services provided of approximately $105,000, the decrease in selling, general and administrative expense of approximately $1,049,000 and a decrease in depreciation expense of $6,000.

Liquidity and Capital Resources:

As of September 30, 2009, we had a working capital deficiency of $2,682,938, as compared to a working capital deficiency of $2,340,720 as of December 31, 2008. We do not believe that our cash flow from operations will be sufficient to fund our ongoing operations and we will continue to have to raise capital to fund our operations. We may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to us, if at all.

Debt:

On October 3, 2008, we entered into a Loan Agreement with Moseh & Aliza Lazarian for $100,000. The terms of the Agreement include an annual interest rate of 12% and the loan is to be paid in amounts of $50,000 on or before February 1, 2009 and $50,000 on or before October 1, 2009. In addition, the Company issued a Warrant for the rights to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share. The February and October 1, 2009, payments were not made by the Company and under the terms of the loan agreement the interest rate on the note increased from 12% to 15% until the payments are made.  Interest payments have been kept current.

On December 8, 2008, we entered into a Loan Agreement with Union Imaging Associates, P.A., for $71,834.24. The terms of the Agreement include monthly interest payments of $718.34 (12% per annum) starting January 9, 2009, and the loan was to be paid in full March 6, 2009.  The note was extended by mutual agreement of the Note Holder and the Borrower.  Interest payments have been kept current.

On December 8, 2008, we entered into a Loan Agreement with Union Imaging Associates, P.A., for $100,000.00. The terms of the Agreement include monthly interest payments of $1,000.00 (12% per annum) starting January 9, 2009, and the loan is to be paid in full March 6, 2009.  The note was extended by mutual agreement of the Note Holder and the Borrower.  Interest payments have been kept current.

On March 18, 2005 Modern Medical entered into a Loan agreement with Dr. Howard Kessler MD PA, in the amount of $300,000 payable in 12 monthly payments of $8,333 with a lump sum due on the 13th month in the amount of $221,826.71 and bears an interest rate of 8% per annum.  This loan funded the settlement of the DVI/US Bank loan settlement.  The note was extended by mutual agreement of the Note Holder and the Borrower and currently interest only is being paid.  At September 30, 2009 the principal balance is approximately $73,000 and interest payments have been kept current.

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

None.

Item 5. Other Information

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

On August 18, 2009 we notified Health Diagnostics of New Jersey, LLC (‘HD”) that we terminated the Asset Purchase Agreement with HD that involved the sale of substantially all of the assets used in connection with the operation of our diagnostic imaging centers located in Union, New Jersey.  We terminated the Asset Purchase Agreement as the closing date specified therein had passed and HD informed us that HD would be unable to close the transaction until an indeterminate date.  Until we terminated the Asset Purchase Agreement, we were bound by the Asset Purchase Agreement not to enter into any discussions or negotiations with another potential purchaser regarding the sale of our imaging centers.

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

MODERN MEDICAL MODALITIES CORPORATION

Dated: November 6, 2009	By:	/s/ Baruh Hayut
Name: Baruh Hayut
Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2009	By:	/s/ Minesh Patel
Name: Minesh Patel
Title: Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)