Form 10-K
period 2009-12-31
MODERN MEDICAL MODALITIES CORP
filed 2010-04-15
CIK 902635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended December 31, 2009.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, $.0002 Par Value
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐       Accelerated filer   ☐        Non-accelerated filer    ☐       Smaller reporting company   ☒

Indicate by check mark whether registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 24, 2010 was approximately $183,454.66.

As of June 30, 2009 there were 25,323,385 shares of Common Stock, par value $.0002 per share, outstanding

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

PART I

Item 1 – Business:

We provide cloud computing driven, healthcare administrative and information services that are supported by our advanced, web-based, enterprise-wide information system. Our healthcare administrative and information services have the capacity to service multi-specialty healthcare markets. The healthcare administrative and information services include human resources, supply management, medical customer relationship management (CRM), electronic health records, patient billing and accounts receivables services, claims adjudication services, and business intelligence services.

We intend to focus on providing outsourced administrative and information services through our wholly-owned subsidiary HealthIXS Corporation, in order to expand into the more profitable information and administrative services markets.

We may also diversify and invest in businesses or ventures that may or may not be synergistic with our past operations or our remaining information and administrative services business operated by HealthIXS Corporation.  We have identified a new business opportunity and investment, and have entered into discussions and a due diligence process with a company in another industry (see Note 17 - Subsequent Events).

We have also positioned ourselves to expand our business and participate more in outsourced management services and the expanding, more profitable administrative and information services markets. In order to support our business expansion, we have added customizations to our acquired information system and derivative software obtained through special licensing terms to produce a more comprehensive integrated information system that will allow us to provide better administrative and information services and improve overall profitability.

On a consolidated basis, we currently recognize the majority of our revenues from a range of healthcare administrative and information services that are supported by our advanced, web-based, enterprise-wide information system that allow us to leverage our common information system platform, in order to potentially increase operating income once fixed costs are more rapidly covered with higher volumes of administrative and information services performed as the healthcare outpatient services and related markets to continue to grow and operate within larger networks.

We and our wholly-owned subsidiaries Union Imaging Associates, Inc. (“UIA”), Union Imaging Center, LLC (“UIC”) and PET Scan at Union Imaging, LLC (“PET”) (UIA, UIC and PET, each a “Seller Company”, collectively, the “Seller Companies”) entered into an Asset Purchase Agreement (the “Agreement”) with New Jersey Imaging Partners, Inc., a New Jersey corporation (“NJIP”), and NJIP’s parent corporation RadNet, Inc., a Delaware corporation whose common stock is publicly traded on the NASDAQ Global Market under the symbol RDNT (“RadNet”), pursuant to which NJIP agreed to purchase substantially all of the assets of the Seller Companies that are used in connection with the Seller Companies’ diagnostic imaging business (the “Asset Sale”), for cash consideration of $5,000,000 (the “Cash Consideration”) plus 75,000 shares of restricted common stock of RDNT.  Other than in respect of the Asset Sale, there is no material relationship between NJIP or RDNT and us, or any of our affiliates, or any of our directors or officers, or any associate of any such director or officer. NJIP, RadNet and the Seller Companies have completed  the Asset Sale on December 31, 2009.

On December 31, 2009, HealthIXS Corporation, a Delaware corporation and wholly owned subsidiary of Modern Medical Modalities Corporation (“MODM”), entered into a Business Collaboration Agreement (the “Collaboration Agreement”) with RadNet Management, Inc., a California corporation (“RadNet Management”), and New Jersey Imaging Partners, Inc., a New Jersey corporation (“NJIP”), each of which is a wholly-owned subsidiary of RadNet.  RadNet Management and NJIP are referred to herein collectively as “RadNet”.  Pursuant to the Collaboration Agreement, RadNet agreed to license from HealthIXS, on a non-exclusive basis for an initial term of one year, the private labeled RadNet Derivative Information System (“RADIS”) based on proprietary software of HealthIXS designed to provide information technology services to the healthcare sector.  RadNet agreed to pay HealthIXS a cash license fee payable in 12 equal monthly installments, starting with the signing of the agreement, plus a single balloon payment in one year from the date of the agreement.  The amount of the fee is the subject of a confidential treatment request filed by us with the Securities and Exchange Commission.  For no additional fee, HealthIXS will provide RadNet with certain technical support and maintenance services with respect to the licensed RADIS product during the initial term of the Collaboration Agreement.   HealthIXS will retain all rights, title and interest in the HealthIXS and RADIS systems and related intellectual property rights; provided, however, that RadNet will own all rights, title and interest in custom software developed by HealthIXS exclusively for RADNET pursuant the Collaboration Agreement or statements of work thereunder. Either party may terminate the Collaboration Agreement in the event of any material breach by the other party if the breach continues and is not cured within 30 days of receipt of written notice from the non-breaching party.

Our services:

We provide healthcare administrative and information services to healthcare industry and have the capacity to service multi-specialty healthcare markets. The healthcare administrative and information services we provide include human resources, supply management, medical customer relationship management (CRM), electronic health records, patient billing and accounts receivables services, claims adjudication services, and business intelligence services.

Human resource services:

Our human resource services support all types of personnel: including employees and contractors. The personnel records functionality includes demographics, payroll, contacts, references, documents, position assignment, continuing education and more. The employee benefits functionality helps manage insurance, accounts such as 401Ks and FSAs, and time off benefits. The resource scheduling functionality helps manage schedules, time clocks, and attendance. The position control functionality defines your organization; helps manage interviews, hiring, and separation activities.

Supply management services:

The supply management provides inventory control, receiving and distribution functionality. The inventory control tracks medical supplies and equipment. The inventory control has features for reorder and warning levels of stock with one or multi-facility configurations, manages inventory across multiple locations and owners. The inventory functionality also supports scanning with bar-coding and SKU tracking. The supply management also supports purchasing, vendor management and contract management. Purchase orders creation and flexible processing functionality is included, and integrates with accounts payable with various levels of approval processing for managers included. The purchasing functionality also includes requisitions functionality, which interacts seamlessly with inventory for an accurate flow of data throughout the supply chain.

Medical customer relationship management (CRM) services:

The medical CRM services include marketing, contact management, pricing and promotions-functionality. The marketing functionality is designed for any type of business workflow including professional services, and wholesale, retail items, and is tuned for the services industries such as health care. The marketing functionality also includes special processes that assist with determining costing and pricing scenarios, and includes promotions functionality that assists with the planning and execution of overall marketing and advertising campaigns and tracking return on investment. The medical CRM also includes sales functionality such as proposals, customer orders, and sales tracking. The sales funtionality is also tuned to support services companies, and includes quotes and proposals. The sales functionality also includes features for managing sales taxes, shipping activities, and on-line customer tracking through a customer portal.  The sales functionality also supports customers that have multiple types of accounts, including pay-at order, monthly revolving, quarterly, and more. The medical CRM also includes customer services functionality that includes customer accounts management, consumer/patient portal, customer support and service functionality.

Electronic health records:

The electronic health records assists physicians and healthcare workers in collecting and managing electronic data for the Patient’s visits, status and history, including a complete past medical history, medications, allergies and alerts and family history. All encounters record clinical documentation, including narratives, for all procedures, treatments and services, SOAP Notes, Exams, Vital Signs, and Education and Teaching.  There’s also an electronic prescription function, and printable, reader friendly reports.

Patient billing and accounts receivable services:

The patient billing manages multiple types of billing: Third party ambulatory and out-patient claims with printed HCFA and 837 electronic claims, and patient billing with customized statements.  Front-end user application like Registration and Scheduling facilitates all necessary data entry, insurance information, and processing of encounters from the physician’s portal. Audit trails, payments, adjustments, denials, re-submissions, on-line viewing of electronic files are supported. Supports in-house or outsource patient statement printing. Patient accounts receivable from receipt posting, line-item allocations, and aging of accounts, to collections processing. Supports detailed EOR posting, managed care adjustments, claims-follow up tracking, refund processing, reverse adjustments, and custom codes.  Patient account history and all statements are available on-line for easy reviewing and consumer support.

Claims adjudication services:

The claims adjudication services include member services and enrollment with eligibility functionality and processing of healthcare services review.  Ability to enter claims and adjudicate them based on membership, health plan, and contract information.  Over 200 adjudication formulas provided include decisions on referrals and authorizations, not covered and excluded, eligibility verification, eligible expense, rate cutbacks, percentages, flat rates, capitation and much more.  Produces an explanation of reimbursement for the provider on a per claim and multiple claim basis.  Produces explanation of benefits for the member; and tracks providers, networks, funds and accounts for payments.

Business intelligence services:

The business intelligence includes a web-portal and graphical screens/forms including multi-viewing dashboards with powerful, formula-driven key productivity indicators, derived from knowledge and data that span the enterprise as well as departmental sections. The business intelligence can be used to easily drill-down on further details as needed, is integrated with charting tools to produce additional customized high quality charts, maps and graphs, and includes on-line reports.

Delivery of our services:

We deliver our services to customers either through our hosted information center or direct contractual arrangements with outpatient clinics that prefer to use their own computer hosting environment. We may acquire companies or contract with outpatient clinics utilizing a variety of ownership vehicles and collaborative agreements. Presently, we contract with an outside hosting service to help serve as our information center and have a business collaboration agreement with a large network of outpatient clinics.

Our growth strategy and marketing plan:

We have also positioned ourselves to expand our business and participate more in outsourced management services and the expanding, more profitable administrative and information services markets. In order to support our business expansion, we have added customizations to our acquired information system to produce a more comprehensive integrated information system that will allow us to provide better administrative and information services and improve overall profitability.

We are pursuing a strategy of building a network of more participants using our comprehensive information  system to deliver cloud computing based healthcare administrative and information services. In addition to acquiring new business, we expect to engage in intensive marketing in areas of general and specialized physician groups and other outpatient facilities, health maintenance organizations (HMO’s), preferred provider organizations (PPO’s), third party administrators, and insurance companies. These large industry segments have fragmented information systems issues and will be receptive to our outsourcing solutions. In addition, our administrative and information services can be easily demonstrated over the internet, and we expect to obtain multi-site or networks over a planned contract term of 3 to 5 years.

We expect to initially focus on winning several highly leverage-able contracts, which can subscribe to our administrative and information services for specialized networked needs such as billing and business intelligence. We have signed a business collaboration agreement (BCA) with a radiology chain of clinics with over 170 clinics, and plan to sign additional business collaboration agreements. We also plan to rapidly capture market share through accretive acquisitions and the cross-selling of our HealthIXS Information System based administrative and information services.

We apply a variety of criteria in evaluating each prospective customer. These criteria include: (a) the extent of the customers' present services; (b) its competitive environment; (c) the size and type of facility; (d) the number of referring physicians and their specialties; (e) patient volume; and (f) the nature of the payers (private insurance programs, government reimbursement programs or other health or medical organizations) involved.

Governmental reimbursement and regulations of our business:

In our business, we work with healthcare providers such as physician groups that pay us for our services that rely on third party reimbursement for payment of services, which includes the federal government. The reimbursements are predominantly paid either directly by third-party payors or by their customers, which in turn receive reimbursement from such sources. Extensive payment delays are not uncommon and may adversely affect our operations while awaiting payment.

Regulations:

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

HIPAA Compliance.  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates the adoption of privacy, security and integrity standards related to patient information.  HIPAA also standardizes the method for identifying providers, employers, health plans and patients.  Final rules implementing the security and integrity portions of HIPAA were adopted February 20, 2003, with a mandatory implementation date for health care providers of April 20, 2005. As part of the American Reinvestment and Recovery Act of 2009, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), recently expanded and amended certain HIPAA obligations.  We believe that we are in compliance with the HIPAA regulations, including, without limitation HITECH.  However, if we fail to comply with the requirements of HIPAA, we could be subject to civil penalties of up to $25,000 per calendar year for each provision contained in the privacy, security and transaction regulations that is violated and criminal penalties of up to $250,000 per violation for certain other violations

Competition:

We face competition from various other companies ranging from small local companies to those operating on a regional or national scale, such as Athenahealth, Inc., McKesson Corporation, WebMD Health Corp., Allscripts-Misys Healthcare Solutions, Inc., and TriZetto Group.

Although these companies may currently have more financial resources at their disposal, we compete in the marketplace on the basis of our ability to outperform the competition in the industry by using our efficient, flexible common information system platform to deliver our administrative and information services, our expertise in tailoring the structure of the contractual arrangements and services to meet the specific on-demand needs of our customers. We do this by meeting with customer to discuss the specific needs of each site. Thereafter a determination can be made as to which services we will perform at a particular site.

Insurance:

Modern Medical carries general liability insurance with coverage of up to $1,000,000 per claim, and a commercial umbrella policy of $10,000,000. Modern Medical believes that such coverage is adequate. Additionally, Modern Medical maintains insurance for the replacement of all leased equipment at each of its facilities.

Employees:

As of December 31, 2009 Modern Medical employed 6 persons on a full-time basis and 1 person on a part time basis. The following table reflects the equivalent full and part-time employees per facility:

	Total	Full Time	Part Time
Modern Medical	6	6	0
Metairie, LA	1	0	1
Total	7	6	1

Available Information:

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

Item 2 - Properties:

The Company has leased office space in Atlanta, Georgia from the Regus Management Group, LLC.  The lease agreement is month to month, the monthly lease payment is $1,105.  The lease gives us the ability to grow within the same location and we feel it is ideal to start the expansion of our healthcare administrative and information services under our HealthIXS banner.

The Company continues to maintain its corporate offices at 439 Chestnut Street, Union, New Jersey.  As part of the asset sale to NJIP the lease for the property transferred to, however, under the transaction it was agreed that Modern Medical would be able to maintain its corporate office at that location.

Modern Medical believes that its current facilities are adequate to operate and grow its business.

Item 3 - Legal Proceedings:

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

Item 4 - Submission of Matters to a Vote of Security Holders:

We and our wholly-owned subsidiaries Union Imaging Associates, Inc. (“UIA”), Union Imaging Center, LLC (“UIC”) and PET Scan at Union Imaging, LLC (“PET”) (UIA, UIC and PET, each a “Seller Company”, collectively, the “Seller Companies”) entered into an Asset Purchase Agreement (the “Agreement”) with New Jersey Imaging Partners, Inc., a New Jersey corporation (“NJIP”), and NJIP’s parent corporation RadNet, pursuant to which NJIP agreed to purchase substantially all of the assets of the Seller Companies that are used in connection with the Seller Companies’ diagnostic imaging business (the “Asset Sale”), for cash consideration of $5,000,000 (the “Cash Consideration”) plus 75,000 shares of restricted common stock of RDNT.

The Agreement was approved by joint written consent of the board of directors of MODM and the holders of a majority of the issued and outstanding shares of MODM as of November 24, 2009.

PART II

Item 5 - Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities:

Our common stock is traded on the over-the-counter market on the OTC Bulletin Board under the symbol MODM. The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years.  Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Common Stock:

Fiscal 2009	High	Low
First Qtr	$0.05	$0.01
Second Qtr	$0.03	$0.02
Third Qtr	$0.03	$0.01
Fourth Qtr	$0.05	$0.01

Fiscal 2008
First Qtr	$0.42	$0.12
Second Qtr	$0.15	$0.02
Third Qtr	$0.07	$0.02
Fourth Qtr	$0.06	$0.03

On March 25, 2010, there were approximately 86 holders of record of Modern Medical’s 25,323,385 outstanding shares of Common Stock.

On March 24, 2010, the last sale price of the Common Stock as reported on the OTC Bulletin Board was $0.02.

Dividend Policy:

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

Equity Compensation Plan Information:

The following table sets forth certain information, as of March 26, 2010, concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options, warrants and rights plans (excluding securities reflected in column (a))	Number of Securities remaining available for future issuance under equity compensation
Equity compensation plans approved by security holders	851,000	$0.5000	1,649,000

Equity compensation plans not approved by security holders	8,535,198	$0.5202	-0-

2003 Stock Option Plan:

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

1999 Stock Option Plan:

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

Recent Sales of Unregistered Securities:

During the years ended December 31, 2009 and 2008, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of the year ended December 31, 2009.

Item 6 - Selected Financial Data:

Not applicable.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

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

Management's Discussion and Analysis:

We provide cloud computing driven, healthcare administrative and information services that are supported by our advanced, web-based, enterprise-wide information system. Our healthcare administrative and information services have the capacity to service multi-specialty healthcare markets. The healthcare administrative and information services include human resources, supply management, medical customer relationship management (CRM), electronic health records, patient billing and accounts receivables services, claims adjudication services, and business intelligence services.

We have also positioned ourselves to expand our business and participate more in outsourced management services and the expanding, more profitable administrative and information services markets. In order to support our business expansion, we have added customizations to our acquired information system and derivative software obtained through special licensing terms to produce a more comprehensive integrated information system that will allow us to provide better administrative and information services and improve overall profitability.

We sold substantially all of our operating assets on December 31, 2009, which represented substantially all of our revenues.  As a result thereof, we currently recognize the majority of our revenues from a range of healthcare administrative and information services that are supported by our advanced, web-based, enterprise-wide information system that allow us to leverage our common information system platform, in order to potentially increase operating income once fixed costs are more rapidly covered with higher volumes of administrative and information services performed as the healthcare outpatient services and related markets to continue grow and operate within larger networks.

Results of Operations:

For the year ended December 31, 2009 compared to the year ended December 31, 2008:

Net revenues from services:

As a result of the sale of substantially all our operating assets in 2009, our net revenues have decreased approximately $7,317,000 over the same period in 2008. These revenues are shown as part of the loss from discontinued operations at December 31, 2009.   Revenues from continuing operations in 2009 and 2008 came from management services.   These revenues decreased approximately $13,500 to approximately $16,900 for the year ended December 31, 2009 from approximately $30,400 for the same period in 2008. The decrease resulted from reduced services performed.  Our revenues are in transition from hand provided healthcare administrative and information services to healthcare industry’s on providing of imaging services to a third party provider of billing, management and and data services going forward.

Cost of services provided:

As a result of the sale of substantially all our operating assets in 2009, our costs of services provided have decreased approximately $5,772,000 over the same period in 2008. This reduction in cost of services provided is shown as part of the loss from discontinued operations at December 31, 2009.   Revenues from continuing operations in 2009 and 2008 came from management services.

Selling, General and Administrative (SG&A) Expenses:

For the year ended December 31, 2009, selling, general and administrative expenses from continuing operations totaled approximately $528,900 as compared to approximately $449,300 for the same period in 2008, resulting in a increase of approximately $79,600. This increase related primarily to increased activity in the Company’s wholly owned subsidiary HealthIXS as the company postions itself to go to market with its healthcare administrative and information services.

Debt:

On June 11, 2007, we purchased an automobile from Medical Equipment Solutions, Inc. for $57,200. The terms were a $19,200 down payment, $10,000 in cash and $9,200 by issuing a warrant valued at $9,200 with five-year duration for 50,000 shares at an exercise price of $0.75 per share. The balance is being paid in 36 equal monthly payments of $1,226 per month with a 10% annual interest rate.

On September 14, 2007 we entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P.("MTI-II") to acquire MTI-II's Healthcare Payer Admin Software Asset (the "Asset") in exchange for 500,000 shares of our common stock ("Common Stock"), warrants ("Warrants") for 900,000 shares of our common stock with an exercise price of $0.70 per share, and $250,000 to be paid within 12 months from the date of the Agreement. The transaction is expected to close by the end of September 2007. The Asset consists of healthcare payer admin computer software that helps organize, manage, and maintain health plans, membership, eligibility, claims administration, and includes other customized components. The shares of Common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. Paul Harrison, a member of the Board of Directors of MODM, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II. Mr. Harrison will be entitled to receive 281,250 shares of our Common Stock, and a Warrant for 506,250 of our Common Stock with an exercise price of $0.70 per share issuable to MTI-II pursuant to this Agreement. We renegotiated the $250,000 note, paying $83,000 on January 14, 2010 and extending the balance to December 31, 2010.  Starting February 1, 2010, we are paying $1,113.33 monthly interest or a 8% annual rate of interest.

On August 19, 2009, we purchased miscellaneous Apple computer equipment for use in our corporate offices from Apple, Inc. for $6,849.00. The terms were $260.81 equal monthly payments plus applicable taxes for 36 months, with a 21.79% annual interest rate.  There was no advance payment and there is a $1 purchase option at the end of the lease.

These are the only trends, commitments, events and/or material uncertainties known to Modern Medical.

Going Concern

Modern Medical's December 31, 2009 and 2008 financial statements have been presented on a basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses of $675,846 and $657,022 from continuing operations for the years ended December 31, 2009 and 2008.  In addition the Company had a working capital deficiency for the year ending December 31, 2008 of $1,678,859.   Also, as of December 31, 2008 the Company had a stockholder deficiency of $373,525.  These factors raise doubt about the Company’s ability to continue as a going concern.  Although the Company has experienced financial gains for fiscal years ended December 31, 2009 and 2008 and has made improvements since last recording losses, the audit reports have an explanatory paragraph stating that Modern Medicals’ continued existence is in doubt.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 8. Financial Statements

See Pages F-1 to F-33

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this assessment and on those criteria, the Company concluded that weaknesses in internal controls as of December 31, 2009 exist as follows:

•
A weakness in the Company’s internal controls exist in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements.

•
A weakness in the Company’s internal controls exist in that there is an insufficient number of personnel with an appropriate level of experience and knowledge of generally accepted accounting principles and SEC reporting requirements.  This weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with generally accepted accounting principles.

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

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers, Promoters and Control Person Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company, and further information concerning them, are as follows:

Name	Age	Position

Baruh Hayut	47	Chairman of the Board of Directors and CEO

Paul W. Harrison	55	Lead Director

Minesh Patel	38	Chief Operating Officer, Chief Financial
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

Compliance with Section 16(a) of the Exchange Act:

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2009, beneficial owners complied with Section 16(a) filing requirements applicable to them with the exception of the following:

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

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. However, as part of implementing Sarbanes Oxley, we plan to appoint a qualified audit committee financial expert to our Board of Directors to strengthen and improve our internal disclosure controls and procedures during the fiscal year ended December 31, 2010.

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

Item 11. EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal years ending December 31, 2008 and December 31, 2009.  The following table summarizes all compensation for fiscal years 2008 and 2009 received by our Chief Executive Officer, and the Company's two most highly compensated executive officers who earned more than $100,000 in fiscal year s 2008 and 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position (A)	Year (B)	Salary ($) ( C)		Bonus ($) (D)	Stock Awards ($) (E)	Options / Option Awards ($) (F)		Non-Equity Incentive Plan Compensation ($) (G)	Non-Qualified Deferred Compensation Earnings ($) (H)	All Other Compensation ($) (I)	Total ($) (J)

Baruh Hayut, Chairman & CEO	2008	$163,000	(1)	$-	$-	$-		$-	$-	$33,384	$196,384

Baruh Hayut, Chairman & CEO	2009	$159,900	(1)	$85,000 -	$-	$-		$-	$-	$34,502	$279,402

Minesh Patel, COO & CFO	2008	$94,218	(1)	$-	$20,000	$-	(2)	$-	$-	$16,480	$130,698

Minesh Patel, COO & CFO	2009	$99,678	(1)	$-	$-	$-		$-	$-	$17,000	$116,677

(1)	= Does not receive any Director fees, the amount shown above is executive compensation.

(2)	= Represents the total fair value of 1,000,000 shares of common stock granted during the year ended December 31, 2008.

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

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of our named executive officers outstanding as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2009

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

DIRECTOR COMPENSATION

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2009.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The following table sets forth certain information as of March 25, 2010 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of Modern Medical, each officer and director of Modern Medical and all officers and directors as a group. The table does not include securities exercisable into common stock that have not yet vested or are not exercisable within 60 days of the date hereof.

			Percent
		Number	Ownership of
Name	Address	of Shares Owned	Common Stock
BIBY Family Partners, LLC (1)	439 Chestnut St, Union, NJ	8,435,000	33.31%
Issak Hayut (2)	135 Nautica Way, Roswell, GA	5,100,028	20.14%
Paul W. Harrison (3)	439 Chestnut St, Union, NJ	4,324,000	17.08%
Ronnie Antebi (4)	552 Decatur St SE, Atlanta, GA	2,062,286	8.14%
Jacov Hayut (5)	5281 Marston Rd, Atlanta, GA	1,943,918	7.68%
Minesh Patel	439 Chestnut St, Union, NJ	1,000,000	3.95%

All officers and directors 13,759,000 and 54.33% as a group (3 persons)

(1)
Mr. Barry Hayut, our Chairman and CEO, is the managing member of BIBY Family Partners, LP, and has shared voting and dispositive power over the shares of common stock owned by BIBY Family Partners, LLC. Includes: (i) 7,715,000 shares of Common Stock directly owned, and (ii) 720,000 shares of Common Stock issuable upon the exercise of outstanding options.

(2)
Includes: (i) 3,285,028 shares of Common Stock owned jointly with Mr. Issak Hayut’s spouse, and (ii) 1,715,000 shares of common stock issuable upon exercise of certain outstanding warrants held in the name of Complete Flooring & Renovation, Inc., an entity owned by Mr. Issak Hayut. Mr. Issak Hayut has sole voting and shared dispositive power over the shares.

(3)	Includes: (i) 888,750 shares of Common Stock directly owned, and (ii) 3,435,250 shares of Common Stock issuable upon the exercise of outstanding options

(4)
Includes: (i) 2,012,286 shares of Common Stock directly owned, and (ii) 50,000 shares of Common Stock issuable upon exercise of a warrant held in the name of Medical Equipment Solutions, an entity of which Mr. Antebi is a principal owner.

(5)	Includes: (i) 1,793,918 shares of Common Stock directly owned, and (ii) 150,000 shares of Common Stock issuable upon the exercise of outstanding options.

Item 13 - Certain Relationships and Related Transactions and Director Independence:

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

Ronnie Antebi has provided term financing for various loan restructurings and Mr. Antebi beneficially owns more than 5% of our outstanding shares of common stock. On November 16, 2009, MODM entered into and consummated a new Agreement for Purchase and Sale of Assets with MES (the “New MES Agreement”), pursuant to which MODM reacquired all of MES’ interests in the MES Assets.  MODM acquired the MES Assets in consideration of a non-interest bearing promissory note in the principal amount of $670,000 (the “New MES Note”), due at the earlier of February 1, 2010 or the closing date Asset Sale to NJIP; provided that if the New Note is not paid in full on or before February 1, 2010, the New MES Agreement will be null and void and ownership of the MES Assets will revert back to MES.  The New Note is in satisfaction of all outstanding payment obligations of MODM to MES. This was paid in full at December 31, 2009, the closing of the sale of the imaging center assets.

Director Independence:

The Company has not determined whether it has any independent directors as that term is defined under Nasdaq Rule 4200(a) (15).

Item 14. Principal Accountant Fees and Services:

Our board of directors appointed Liebman Goldberg & Hymowitz, LLP to serve as our independent auditors for 2009.

The following table sets forth fees billed to us by our independent registered public accounting firm, Liebman Goldberg & Hymowitz, LLP, during the fiscal years ended December 31, 2009, and December 31, 2008, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

Fee Category	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit fees	$49,500.00	$49,500.00

Tax fees	$-	$5,500.00

All other fees	$-	$-

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

Item 15 - Exhibits:

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

10.11	Convertible promissory note ($500,000) due from Best Plastic, LLC to the Company, the note is dated April 12, 2010, and is due October 11,2010.

21.0	Subsidiaries (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10KSB dated April 15, 2008).

31.1	* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Modern Medical Modalities Corporation

Date: April 15, 2010	By:	/s/ Baruh Hayut
Name: Baruh Hayut
Title: Chief Executive Officer

Pursuant to and in accordance with the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Name	Title	Date

/s/ Baruh Hayut	Chairman, Chief Executive	April 15, 2010
Baruh Hayut	Officer and Director
(Principal Executive Officer)

/s/ Minesh Patel	Chief Financial Officer, Chief	April 15, 2010
Minesh Patel	Operating Officer and Director
(Principal Financial Officer)

/s/ Paul Harrison	Lead Director	April 15, 2010
Paul Harrison

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Modern Medical Modalities Corporation and Subsidiaries Union, New Jersey

We have audited the accompanying consolidated balance sheets of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Medical Modalities Corporation and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of operations and their cash flows for each of the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had working capital deficiencies and has suffered recurring losses from operations. These factors raise doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LIEBMAN GOLDBERG & HYMOWITZ, LLP

Garden City, New York
Apr 15 2010

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

	2009	2008 *
ASSETS
Current assets:
Cash and cash equivalents	$2,733,343	$45,518
Escrow funds – sale of assets	300,000	-
Prepaid expenses	30,642	31,517
Assets of discontinued operations	597,873	2,102,831

Total current assets	3,661,858	2,179,866

Property and equipment, net of accumulated depreciation of $81,929 and $64,646, respectively	35,766	24,568

Other assets:

Purchased software	1,287,917	1,287,917
Restricted stock held for investment	150,750	-

Total other assets	1,438,667	1,287,917

TOTAL ASSETS	$5,136,291	$3,492,351

*= Restated to conform to 2009 presentation.

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

	2009	2008 *
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:

Accounts payable	$94,014	$120,230
Accrued expenses	382,555	995,575
Note payable	250,000	250,000
Current portion long term debt	9,097	12,213
Liabilities of discontinued operations	2,348,143	2,480,708

Total current liabilities	3,083,809	3,858,726

Other liabilities:
Long term debt	4,342	7,150

Total other liabilities	4,342	7,150

Total liabilities	3,088,151	3,865,876

Commitments and contingencies

Stockholders' equity (deficiency):

Preferred stock, $0.0002 par value, authorized - 1,000,000 shares, issued and outstanding - 0 shares	-	-
Common stock, $0.0002 par value, authorized - 99,000,000 shares, issued – 26,527,051 shares and outstanding – 25,673,385 shares at December 31, 2009 and issued - 24,594,051 shares and outstanding 24,234051 at December 31, 2008	5,305	5,305
Additional paid-in capital	11,944,866	11,799,216
Accumulated (deficit)	(9,764,531)	(12,115,546)
Treasury common stock, $0.0002 par value, 853,666 shares at cost	(137,500)	(62,500)

Total stockholders' equity (deficiency)	2,048,140	(373,525)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$5,136,291	$3,492,351

*= Restated to conform to 2009 presentation.

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

		2009	2008*
Net revenues from services		$16,911	$30,380
Cost of services provided		2,737	1,320

Gross profit		14,174	29,060

Operating Expenses:
Selling, general and administrative		532,588	449,324
Depreciation and amortization		17,285	19,767

Total operating expenses		549,873	469,091

(Loss) from continuing operations before interest expense,
other expense and income taxes		(535,699)	(440,031)

Other (expenses):
Interest expense		(77,468)	(71,656)

(Loss) from continuing operations before income taxes		(613,167)	(511,687)

Provision for income taxes		62,679	145,335

(Loss) from continuing operations		(675,846)	(657,022)

Discontinued operations:
Loss from operations of Union Imaging Associates
less applicable income tax benefits of $82,278	(277,516)
Loss from operations of PET Scan at Union Imaging
less applicable income taxes of $0	(68,584)
Loss from operations Union Imaging Center less
Applicable income taxes of $63,011	(385,180)
(Loss) income from discontinued operations, net of taxes		(731,280)	(560,731)

Gain on disposal of discontinued operations, net of taxes		3,758,141	-

Net income (loss)		$2,351,015	$(1,217,753)
Basic earnings per share:
(Loss) from continuing operations		$(0.03)	$(0.03)
(Loss) income from discontinued operations		(0.03)	(0.02)
Gain on disposal of discontinued operations		0.15	-

Basic income (loss) per share		$0.09	$(0.05)

Number of weighted average shares outstanding		25,432,760	24,737,648
Diluted earnings per share:
(Loss) from continuing operations		$(0.02)
(Loss) income from discontinued operations		(0.02)
Gain on disposal of discontinued operations		0.11
Diluted income per share		$0.07
Number of weighted average shares outstanding		34,819,391

*= Restated to conform to 2009 presentation.

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

	Number of Shares Outstanding	Common Stock	Additional Paid- In Capital	Treasury Stock at Cost	Retained Earnings (Deficit)	Total
Balance at January 1, 2008	24,234,051	$4,918	$10,109,415	$-	$(10,897,793)	$(783,460)

Shares issued during 2008	1,933,000	387	90,273	-	-	90,660

Value associated with SFAS 123(R) compensation	-	-	1,599,528	-	-	1,599,528

Shares surrendered to Treasury	(493,666)	-	-	(62,500)	-	(62,500)

Net loss for the year ended December 31, 2008:
(Loss) from continuing operations	-	-	-	-	(657,022)	(657,022)
Income from discontinued operations	-	-	-	-	(560,731)	(560,731)

Balance at January 1, 2009	25,673,385	5,305	11,799,216	(62,500)	(12,115,546)	(373,525)

Value associated with SFAS 123(R) compensation	-	-	145,650	-	-	145,650

Shares surrendered to Treasury	(350,000)	-	-	(75,000)	-	(75,000)

Net loss for the year ended December 31, 2009:
(Loss) from continuing operations	-	-	-	-	(675,846)	(675,846)
(Loss) from discontinued operations	-	-	-	-	(731,280)	(731,280)
Gain from disposal of discontinued operations	-	-	-	-	3,758,141	3,758,141

Balance at December 31, 2009	25,323,385	$5,305	$11,944,866	$(137,500)	$(9,764,531)	$2,048,140

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2009	2008*
Cash flows from operating activities
Net income (loss)	$2,351,015	$(1,217,753)
Less: net income (loss) from discontinued operations	3,026,861	(560,731)
Net income (loss) from continuing operations	(675,846)	(1,778,484)

Adjustments to reconcile net income (loss) to net cash
provided by continuing operations:
Depreciation and amortization	17,285	19,767
Increase in Common Stock from issuance of shares and conversion of debt	-	387
Increase in Additional Paid In Capital from issuance of shares	-	90,273
Increase in Additional Paid In Capital from stock-based compensation
resulting from issuance of employee stock options and warrants	145,650	1,599,528
(Increase) in Treasury Stock at cost, from purchase of the Company's common shares	(75,000)	(62,500)
Changes in current assets and liabilities:
Prepaid Expenses	876	(11,882)
Accounts payable	(26,218)	(672,697)
Accrued expenses	(613,020)	351,368
Changes in non-current assets and liabilities:
(Increase) in escrow funds receivable	(300,000)	-
Fixed asset acquisitions	(28,481)	-
(Increase) in Purchased Software	-	(63,473)
Net (reduction) long term debt	(5,925)	(434,457)
(Increase) in restricted stock held for investment	(150,750)	-
Net cash (used in) by operating activities from continuing operations	(1,711,428)	(962,170)
Net cash provided by operating activities from discontinued operations	4,399,253	956,263
Net cash provided by (used in) operating activities	2,687,825	(5,907)
Cash and equivalents, beginning of the year	45,518	51,425
Cash and equivalents, at year end	$2,734,343	$45,518
Supplemental cash flow information
Cash items:
Interest paid	$218,602	$189,324
Income taxes paid	$238,265	$91,235
Non-cash items:
Common shares issued for purchased share in subsidary	-	150,000
Common shares issued for compensation	-	1,283,000
Common shares issued for private placement	-	500,000

*= Restated to conform to 2009 presentation.

See notes to consolidated financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business:

Modern Medical Modalities Corporation (the "Company") was incorporated in the State of New Jersey on December 6, 1989. Modern Modalities Corporation was incorporated in the State of New Jersey on June 4, 1990.  The two companies had common ownership, directors and officers. In July 1992 the two companies were merged under the laws of the State of New Jersey, by way of an agreement accounted for as a tax-free merger. The surviving corporation was Modern Modalities Corporation and was renamed Modern Medical Modalities Corporation.  Initially the Company provided high technology medical equipment and management services to hospitals and physicians.  More recently the Company is providing cloud computing driven, healthcare administrative and information services that are supported by our advanced, web-based, enterprise-wide information system. Our healthcare administrative and information services have the capacity to service multi-specialty healthcare markets. The healthcare administrative and information services include human resources, supply management, medical customer relationship management (CRM), electronic health records, patient billing and accounts receivables services, claims adjudication services, and business intelligence services.

Basis of Presentation:

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, HealthIXS Corporation, Union Imaging Center, LLC, Metairie Medical Equipment Leasing Corp., Union Imaging Associates, Inc. Union Imaging Associates, JV and PET Scan at Union Imaging, LLC.  By contract the Company manages the joint venture, is the managing joint venturer and has unilateral control.

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

Property and Equipment:

Furniture, fixtures, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided for, generally using the straight-line method over the lease term or the estimated useful lives of the related asset, which is five to seven years for office equipment and furniture and fixtures.

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

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issued Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. The fair value of the stock awarded is used to measure the transaction, as this is more reliable than the fair value of services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the stock award is charged directly to compensation expense and additional-paid-in-capital.

The Company uses the most recent closing price in valuing common stock used in financial transactions. This policy is used for both employee and non-employee transactions involving common stock and the setting of exercise prices for options or warrants.

Retirement Plan:

The Company maintains a qualified 401(k) wage deferral plan. Employees may defer a portion of their salary. The Company did not contribute to the plan during 2009 or 2008.

Impairment or Disposal of Long-Lived Assets:

The Company has adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The statement supersedes SFAS No. 121 and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Statement retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of impairment, but accounting and reporting standards for segments of a business to be disposed of.

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

Recent Accounting Pronouncements:

In June 2009, the FSAB issued Statement No. 168, The FASB Accounting Standards modification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168).  Effective for financial statements issued for interim and annual periods ending after September 15, 2009 the FASB ASC (the “Codification”) is now the authoritative source of U.S. generally accepted accounting principles.  The Codification changes the structure of the authoritative guidance to a Topic based model versus the previous model of the Original Pronouncements, modified by Emerging Issues Task Force abstracts, FASB Staff Positions, etc.  Among other things, the Codification is expected to: reduce the amount of time and effort required to solve an accounting research issue; mitigate the risk of noncompliance through improved usability of literature; provide accurate information with real-time updates as Accounting Standards Updates are released; and assist the FASB with research and convergence efforts.  The adoption of the Codification did not impact the Company’s financial condition or operating results

In May 2009, the FASB issued Statement 165, Subsequent Events (FASB Accounting Standards Codification (ASC) 855, Subsequent Events), to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles.  Prior to the issuance of the Statement, these requirements were included in the auditing standards in AICPA AU section 560, Subsequent Events.  ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date and disclose events or transactions  occurring after the balance-sheet date.  It is effective prospectively for interim or annual reporting periods ending after June 15, 2009.  The adoption of this standard did not have an impact on our results of operations or financial position.

Classification

Certain items of 2008 have been reclassified to conform to 2009 classification.

NOTE 2 - GOING CONCERN UNCERTAINTY:

Modern Medical's December 31, 2009 and 2008 financial statements have been presented on a basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses of $675,846 and $657,022 from continuing operations for the years ended December 31, 2009 and 2008.  In addition the Company had a working capital deficiency for the year ending December 31, 2008 of $1,678,860.   Also, as of December 31, 2008 the Company had a stockholder deficiency of $373,525.  These factors raise doubt about the Company’s ability to continue as a going concern.  Although the Company has experienced financial gains for fiscal years ended December 31, 2009 and 2008 and has made improvements since last recording losses, the audit reports have an explanatory paragraph stating that Modern Medicals’ continued existence is in doubt.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company’s working capital deficiency of $1,678,859 as of December 31, 2008, and has historically sustained significant losses from operations, which raise doubt about the Company's ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has continued its implementation of a restructuring plan and believes this plan will make the Company profitable in future periods. The plan includes focusing on providing outsourced administrative and information services through our wholly-owned subsidiary HealthIXS Corporation, in order to expand into the more profitable information and administrative services markets.  We will also invest in businesses or ventures that may or may not be synergistic with our past operations or our remaining information and administrative services business operated by HealthIXS.  Management believes that the steps it is taking will allow the Company to continue in existence.

NOTE 3 - MERGERS, ACQUISITIONS AND MATERIAL DISPOSALS:

On November 19, 2009, we and our wholly-owned subsidiaries Union Imaging Associates, Inc. (“UIA”), Union Imaging Center, LLC (“UIC”) and PET Scan at Union Imaging, LLC (“PET”) (UIA, UIC and PET, each a “Seller Company”, collectively, the “Seller Companies”) entered into an Asset Purchase Agreement (the “Agreement”) with New Jersey Imaging Partners, Inc., a New Jersey corporation (“NJIP”), and NJIP’s parent corporation RadNet, Inc., a Delaware corporation whose common stock is publicly traded on the NASDAQ Global Market under the symbol RDNT (“RadNet”), pursuant to which NJIP agreed to purchase substantially all of the assets of the Seller Companies that are used in connection with the Seller Companies’ diagnostic imaging business (the “Asset Sale”), for cash consideration of $5,000,000 (the “Cash Consideration”) plus 75,000 shares of restricted common stock of RDNT.  Other than in respect of the Asset Sale, there is no material relationship between NJIP or RDNT and us, or any of our affiliates, or any of our directors or officers, or any associate of any such director or officer. NJIP, RadNet and the Seller Companies have agreed that the Asset Sale closed on December 31, 2009.

NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment are summarized by major classification as follows:

		December 31,
	Useful lives	2009	2008
Furniture and Fixtures	3 - 5 years	$3,902	$6,402
Automobiles	5 years	67,865	67,865
Computer equipment and software	3 years	45,928	17,447

		117,695	91,714
Less: Accumulated Depreciation and Amortization		81,929	67,146
		$35,766	$24,568

Depreciation expense for the years ended		$17,285	$19,767

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

On June 11, 2007, we filed an S-8 registration statement for securities related to our 2003 Stock Option Plan. Descriptions of our 2003 Stock Option Plan and the securities are contained in our filing of the S-8 registration statement, which includes 2,000,000 shares of common stock to cover stock options for up to 2,000,000 shares with a proposed maximum offering price of $0.67 per share and a proposed maximum aggregate offering price of $1,340,000. On November 6, 2007, we entered into incentive stock option agreements with employees of the Company to provide incentives for remaining with the Company and to encourage extra efforts and increased performance. We issued stock options for 190,000 shares of our common stock at an exercise price of $0.37 per share. The stock options have a 10 year term and the vesting criteria is based on a 3 year period, whereby 1/3 of the shares are vested each year for the periods November 5, 2008, November 5, 2009, and November 5, 2010. The terms of the employee stock option plan requires an employee to exercise their option within 90 days of leaving the Company.   Effective December 31, 2009, as a result of the sale of substantially all the Company’s operating assets effective December 31, 2009, the majority of our employees were terminated.  Effective March 30, 2010, all employee stock options were canceled.

On October 9, 2007, we entered amended, cancelled, and issued new Performance Stock Agreements with certain directors and management to encourage extraordinary efforts in key categories that better fit our expanded growth strategy, which now includes obtaining new direct sales of our information system and administrative services to other healthcare organizations in addition to obtaining new business through acquisitions and to provide incentives based on new performance criteria. The Company believes that Paul Harrison will be very instrumental in providing growth strategy and guidance and in using his experience, contacts, and track record to help rapidly grow the Company through direct sales of its systems and services and through acquisitions, and certain management will be important to helping integrate the acquisitions and the Modern Medical Network System on a profitable basis. On October 9, 2007, we amended Paul Harrison’s performance based stock warrant agreement with the same number of 1,800,000 shares at the same exercise price of $0.65 per share based on the following new criteria and allocations: 360,000 stock warrants upon execution of the Agreement; 360,000 stock warrants awarded for each $1,000,000, up to an aggregate award of 1,080,000 stock warrants based on up to $3,000,000 in aggregate revenues, contracted for, or generated by, the Company (including its subsidiaries and affiliates) in information systems and services related sales or transactions and in related administrative services sales or transactions using the Company’s information system; and 360,000 stock warrants after the Company’s Information System is used by another organization. We cancelled Bruce Phillips’ performance based stock option agreement for 400,000 shares at $0.65 per share issued on June 1, 2007 and on October 9, 2007, issued him a performance based warrant agreement for the same number of 400,000 shares at the same price of $0.65 per share based on the following criteria and allocations: 200,000 stock warrants upon execution of the Agreement; 50,000 stock warrants awarded for each $1,000,000, up to an aggregate award of 150,000 stock warrants based on up to $3,000,000 in aggregate revenues, contracted for, or generated by the Company (including its subsidiaries and affiliates) in information systems and services related sales or transactions and in related administrative services sales or transactions using the Company’s information system; 50,000 stock warrants after the Company’s Information System is used by another organization. On October 9, 2007, the Company entered into a warrant agreement with Baruh Hayut and granted him a stock warrant for 720,000 shares at $0.75 per share based on the following criteria: 720,000 stock warrants awarded once $3,000,000 in aggregate revenues have been contracted for, or generated by, the Company (including its subsidiaries and affiliates) in information systems and services related sales or transactions and in related administrative services sales or transactions using the Company’s information system.   On September 2, 2008, to provide incentives to the above named parties  and build long term commitment to the Company, the Board of Directors authorized removal of performance conditions with the exception that the exercise price remained the same of the above Stock Option and Warrant agreements for Baruh Hayut, Paul Harrison and Bruce Phillips.

There are no other material relationships between the Company or its affiliates and any of the parties that were granted the Performance Based Stock Options, Three-Year Stock Options and Cash Performance Bonus other than those described herein.

A summary of stock option activity as of December 31, 2009 and 2008 and changes during the years ended on those dates is presented below:

	2009		2008
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,241,000	$0.4801	1,558,000	$0.4841
Granted	0	$0.0000	0	$0.0000
Exercised	0	$0.0000	0	$0.0000
Forfeited or expired	(390,000)	$0.4367	(317,000)	$0.5000

Outstanding at end of year	851,000	$0.5000	1,241,000	$0.4801

The following table summarizes the status of non-vested shares of stock options as of December 31,

		2009		2008.
Non-vested Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	259,995	$0.4367	1,291,330	$0.4809
Grant	0	$0.0000	0	$0.0000
Vested	66,664	$0.5000	(772,669)	$0.4893
Forfeited or expired	193,331	$0.4148	(258,666)	$0.5000

Non-vested at end of year	0	$0.0000	259,995	$0.4367

The following table summarizes information about stock options outstanding at December 31, 2009:

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life in Years	Price	Exercisable	Price
$ 0.5000	851,000	2.75	$0.5000	851,000	$0.5000

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

For the twelve month periods ended December 31, 2009 and 2008, we conducted an outside independent analysis and our own review, and based on the results, we recognized $145,592 and $1,599,528, respectively, in share-based payments related to warrants and stock options issued with the rights to exercise 1,390,000 shares in 2009 and 4,494,000 shares in 2008 of our common stock.

At December 31, 2009, the Company has no unrecognized compensation cost related to unvested stock options. The balance of these costs, $39,063 was recognized in the 4th quarter 2009.

The fair value of our options issued during the years ended December 31, 2009 and 2008, was determined using the Simple Black-Scholes European Option Pricing Model with the following range of assumptions:

	Year Ended December 31,
	2009	2008
Risk-free interest rate	3.5% - 3.9%	3.5% - 3.9%
Expected dividend yield	0.0%	0.0%
Option remaining term (in years)	5.0	5.0
Expected stock volatility	134%-327%	134%-327%

NOTE 7 - LONG-TERM DEBT:

Long-term debt consists of the following:

December 31, 2009
Notes payable	$250,000
Capitalized lease obligations	13,439
Less current portion	(259,097)

Long-term debt, net of current portion	$4,342

Notes Payable:

The future principal payments for long-term notes payable obligations are as follows:

December 31, 2009
2010	$250,000

On September 14, 2007 we entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P.("MTI-II") to acquire MTI-II's Healthcare Payer Admin Software Asset (the "Asset") in exchange for 500,000 shares of our common stock ("Common Stock"), warrants ("Warrants") for 900,000 shares of our common stock with an exercise price of $0.70 per share, and $250,000 to be paid within 12 months from the date of the Agreement. The transaction is expected to close by the end of September 2007. The Asset consists of healthcare payer admin computer software that helps organize, manage, and maintain health plans, membership, eligibility, claims administration, and includes other customized components. The shares of Common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. Paul Harrison, a member of the Board of Directors of MODM, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II. Mr. Harrison will be entitled to receive 281,250 shares of our Common Stock, and a Warrant for 506,250 of our Common Stock with an exercise price of $0.70 per share issuable to MTI-II pursuant to this Agreement. We renegotiated the $250,000 note, paying $83,000 on January 14, 2010 and extending the balance to December 31, 2010.  Starting February 1, 2010, we are paying $1,113.33 monthly interest or a 8% annual rate of interest.

Capitalized Lease Obligations:

The Company entered into certain leases for the rental of equipment, which have been recorded as capital leases for financial statement reporting purposes and are included in equipment. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. Accumulated depreciation of assets under capital lease at December 31, 2009 aggregated $40,767. The interest rates on these capital leases vary between 10.0% and 20.3% per annum. Monthly payments for these leases are approximately $1,505 for interest and principal.

The future principal payments for capital lease obligations are as follows:

December 31, 2009
2010	$9,096
2011	2,416
2012	1,927
2013	0
2014 & Beyond	0
$13,439

On June 11, 2007, we purchased an automobile from Medical Equipment Solutions, Inc. for $57,200. The terms were a $19,200 down payment, $10,000 in cash and $9,200 by issuing a warrant valued at $9,200 with five-year duration for 50,000 shares at an exercise price of $0.75 per share. The balance is being paid in 36 equal monthly payments of $1,226 per month with a 10% annual interest rate.

On August 19, 2009, we purchased miscellaneous Apple computer equipment for use in our corporate offices from Apple, Inc. for $6,849.00. The terms were $260.81 equal monthly payments plus applicable taxes for 36 months, with a 21.79% annual interest rate.  There was no advance payment and there is a $1 purchase option at the end of the lease.

NOTE 8 - INCOME TAXES:

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

The Company has recorded an income tax provision (credit) at December 31, 2009 and 2008 of $207,968 and $145,336, respectively. The Company has a net operating loss carry-forward for federal income tax purposes of approximately $3,379,956, available to offset income taxes through 2016 - 2023.

The components of the Company's provision (benefit) for income taxes, for the fiscal years ended 2009 and 2008 are as follows: Update Table

	2009	2008
Current:
Federal	$58,046	$-
State and local	149,921	145,335

Deferred:
Federal	-	-
State and local	-	-

Provision for income taxes	$207,968	$145,335

A reconciliation of income tax computed at the federal and state statutory rates of 34% and 9%, respectively to income tax expense (benefit) is as follows:

	2009	2008

U.S. Federal statutory rate	$(1,149,185)	$(5,207,800)
State taxes	(304,196)	(1,339,200)

Effective tax rate	$(1,453,381)	$(6,547,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below: Update Table

	2009	2008
Deferred tax assets:
Net operating loss carry forward	$(1,453,381)	$(6,547,000)

Less valuation allowance	1,453,381	6,547,000

Net deferred tax asset	$-	$-

The valuation reserve decreased by $5,093,619.

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

NOTE 9 - Equity Compensation Plan Information:

Plan category Number of Securities to Weighted-average Number of securities be issued upon exercise price of remaining available for of outstanding options, outstanding options, future issuance under warrants and rights warrants and rights equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options, warrants and rights plans (excluding securities reflected in column (a))	Number of Securities remaining available for future issuance under equity compensation
Equity compensation plans approved by security holders	851,000	$0.5000	1,649,000

Equity compensation plans not approved by security holders	8,535,198	$0.5202	-0-

NOTE 10 - RELATED PARTY TRANSACTIONS:

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

Ronnie Antebi has provided term financing for various loan restructurings and Mr. Antebi beneficially owns more than 5% of our outstanding shares of common stock.  The Company charged operations $192,709 in 2009 and $203,289 in 2008 under these agreements.  Ronnie Antebi and Yosef Azoulai have jointly and individually provided term financing for various loan restructurings, of which approximately $192,000 remains outstanding at December 31, 2009. On November 16, 2009, MODM entered into and consummated a new Agreement for Purchase and Sale of Assets with MES (the “New MES Agreement”), pursuant to which MODM reacquired all of MES’ interests in the MES Assets.  MODM acquired the MES Assets in consideration of a non-interest bearing promissory note in the principal amount of $670,000 (the “New MES Note”), due at the earlier of February 1, 2010 or the closing date Asset Sale to NJIP; provided that if the New Note is not paid in full on or before February 1, 2010, the New MES Agreement will be null and void and ownership of the MES Assets will revert back to MES.  The New Note is in satisfaction of all outstanding payment obligations of MODM to MES. This was paid in full December 31, 2009, at the closing of the sale of the imaging center assets.

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

On September 14, 2007 we entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P.("MTI-II") to acquire MTI-II's Healthcare Payer Admin Software Asset (the "Asset") in exchange for 500,000 shares of our common stock ("Common Stock"), warrants ("Warrants") for 900,000 shares of our common stock with an exercise price of $0.70 per share, and $250,000 to be paid within 12 months from the date of the Agreement. The transaction is expected to close by the end of September 2007. The Asset consists of healthcare payer admin computer software that helps organize, manage, and maintain health plans, membership, eligibility, claims administration, and includes other customized components. The shares of Common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. Paul Harrison, a member of the Board of Directors of MODM, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II. Mr. Harrison will be entitled to receive 281,250 shares of our Common Stock, and a Warrant for 506,250 of our Common Stock with an exercise price of $0.70 per share issuable to MTI-II pursuant to this Agreement. We renegotiated the $250,000 note, paying $83,000 on January 14, 2010 and extending the balance to December 31, 2010.  Starting February 1, 2010, we are paying $1,113.33 monthly interest or a 8% annual rate of interest.

NOTE 11 - CHANGES IN DIRECTORS AND OFFICERS:

The Company has no changes in Directors and Officers.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

(a) Employment Agreements:

The Company has no employment agreements.

(b) Properties:

In April 2005 Modern Medical entered into a five (5) year lease agreement for approximately 7,150 square feet on 441-445 Chestnut St. in Union, NJ for approximately $15,000 per month. This lease is renewable for an additional 5-year term at no more than $17,875 per month, which term expires on April 1, 2015.  On March 19, 2008, Modern Medical exercised its lease option through March 31, 2015 at $17,875 per month and obtained an additional 5 year option through March 31, 2020 at $19,067 per month. NJIP, the purchaser of the imaging center assets, has assumed this lease and the landlord has consented to the assumption. The company does have a potential of this lease liability should the assuming party default on the lease.

In April 2005 Modern Medical entered into a five (5) year lease agreement for approximately 2,250 square feet on 439 Chestnut St. in Union, NJ for approximately $3,844 per month. This lease is renewable for an additional 5-year term at no more than $4,500 per month, which term expires on April 1, 2015.  On March 19, 2008, Modern Medical exercised its lease option through March 31, 2015 at $4,500 per month and obtained an additional 5 year option through March 31, 2020 at $4,875 per month. .. NJIP, the purchaser of the imaging center assets, has assumed this lease and the landlord has consented to the assumption. The company does have a potential of this lease liability should the assuming party default on the lease.

The Company has leased office space in Atlanta, Georgia from the Regus Management Group, LLC.  The lease agreement is month to month, the monthly lease payment is $1,105.  The lease gives us the ability to grow within the same location and we feel it is ideal to start the expansion of our healthcare administrative and information services under our HealthIXS banner.

The Company continues to maintain its corporate offices at 439 Chestnut Street, Union, New Jersey.  As part of the asset sale to NJIP the lease for the property moved to them, however, under the transaction it was agreed that Modern Medical would be able to maintain its corporate office at that location.

As of December 31, 2009 the Company has no future rent payments under non-cancelable property leases. Facility rental expense charged to operations in 2009, 2008 and 2007 was $278,303, $291,196 and $297,071, respectively.

Modern Medical believes that its current facilities are adequate to operate and grow its business.

(c) Other:

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

NOTE 13 – LITIGATION:

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

Note 14 - FILING OF S-8 REGISTRATION STATEMENT FOR 2003 STOCK OPTION PLAN:

On June 11, 2007, we filed an S-8 registration statement for securities related to our 2003 Stock Option Plan. Descriptions of our 2003 Stock Option Plan and the securities are contained in our filing of the S-8 registration statement, which includes 2,000,000 shares of common stock to cover stock options for up to 2,000,000 shares with a proposed maximum offering price of $0.67 per share and a proposed maximum aggregate offering price of $1,340,000. On November 6, 2007, we entered into incentive stock option agreements with employees of the Company to provide incentives for remaining with the Company and to encourage extra efforts and increased performance. We issued stock options for 190,000 shares of our common stock at an exercise price of $0.37 per share. The stock options have a 10 year term and the vesting criteria is based on a 3 year period, whereby 1/3 of the shares are vested each year for the periods November 5, 2008, November 5, 2009, and November 5, 2010.  All options for the 190,000 shares issued to the employees on November 6, 2007, have expired as a result of the sale of our imaging center assets to New Jersey Imaging Partners, LLC a wholly owned subsidiary of RadNet, Inc.  All employees left the Company at that time and either joined the new owners or went to work elsewhere; under the employee stock option plan an employee has 90 days within which to exercise their options once they have left the Company.  The 90 day period was up March 31, 2010 and no options were exercised, resulting in the 190,000 options reverting to the plan.

NOTE 15 - TERMINATION OF ASSET PURCHASE AGREEMENT WITH HD:

On February 2, 2009, MODM filed a Form 8-K reporting that it and the Seller Companies had entered into an asset purchase agreement with Health Diagnostics of New Jersey, L.L.C. (“HD”), pursuant to which HD agreed to purchase substantially all of the assets of Seller Companies used in connection with Seller Companies’ diagnostic imaging business, subject to a condition that HD obtain financing to consummate the transaction (the “HD Agreement”).  In the event the HD Agreement failed to close on or before March 31, 2009, MODM, the Seller Companies and HD each had the right to terminate the HD Agreement at any time thereafter.  As MODM reported in Part II, Item 5 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, on August 18, 2009 MODM notified HD that MODM was terminating the HD Agreement as the final closing date specified therein had passed, and HD informed MODM that HD would be unable to close the transaction until an indeterminate date.  Until MODM terminated the Asset Purchase Agreement, MODM was bound by the HD Agreement to not enter into any discussions or negotiations with another potential purchaser regarding the sale of the Seller Companies’ diagnostic imaging business.  None of MODM, the Seller Companies or any of their respective affiliates had or has a material relationship with HD, other than in respect of the HD Agreement.

NOTE 16 - BUSINESS COLLABORATION AGREEMENT WITH RADNET MANAGEMENT, INC.:

On December 31, 2009, HealthIXS Corporation, a Delaware corporation and wholly owned subsidiary of Modern Medical Modalities Corporation (“MODM”), entered into a Business Collaboration Agreement (the “Collaboration Agreement”) with RadNet Management, Inc., a California corporation (“RadNet Management”), and New Jersey Imaging Partners, Inc., a New Jersey corporation (“NJIP”), each of which is a wholly-owned subsidiary of RadNet, Inc., a Delaware corporation whose common stock is publicly traded on the NASDAQ Global Market under the symbol RDNT (“RDNT”).  RadNet Management and NJIP are referred to herein collectively as “RadNet”.  Pursuant to the Collaboration Agreement, RadNet agreed to license from HealthIXS, on a non-exclusive basis for an initial term of one year, the private labeled RadNet Derivative Information System (“RADIS”) based on proprietary software of HealthIXS designed to provide information technology services to the healthcare sector.  RadNet agreed to pay HealthIXS a cash license fee payable in 12 equal monthly installments, starting with the signing of the agreement, plus a single balloon payment in one year from the date of the agreement.  The amount of the fee is the subject of a confidential treatment request filed by us with the Securities and Exchange Commission.  For no additional fee, HealthIXS will provide RadNet with certain technical support and maintenance services with respect to the licensed RADIS product during the initial term of the Collaboration Agreement.   HealthIXS will retain all rights, title and interest in the HealthIXS and RADIS systems and related intellectual property rights; provided, however, that RadNet will own all rights, title and interest in custom software developed by HealthIXS exclusively for RADNET pursuant the Collaboration Agreement or statements of work thereunder. Either party may terminate the Collaboration Agreement in the event of any material breach by the other party if the breach continues and is not cured within 30 days of receipt of written notice from the non-breaching party.

NOTE 17 - SUBSEQUENT EVENTS:

On March 21, 2010, we entered into discussions with Best Plastics, LLC to pursue a new business opportunity in order to grow our revenues and potentially increase our value.  This action was taken since we sold our medical clinics and are pursuing new sources of revenues.  As part of these discussions and due diligence process we have entered into a six month Convertible Promissory Note in the amount of $500,000 at a 6% annualized rate of interest on the outstanding principal. The Convertible Promissory Note includes a provision for the right to increase the amount of the Note, and includes a provision to convert the outstanding balance to specified ownership in Best Plastics, LLC.