Form 10-Q
period 2010-03-31
MODERN MEDICAL MODALITIES CORP
filed 2010-05-18
CIK 902635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number: 0-19195

MODERN MEDICAL MODALITIES CORPORATION
(Exact name of small business issuer as specified in its charter)

New Jersey	22-3059258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

439 Chestnut Street, Union, New Jersey 07083
(Address of principal executive offices)

(908) 687-8840
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

☐	Large accelerated filer	Accelerated filer ☐
☐	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 14, 2010, there were 25,313,385 shares of the registrant’s common stock, $0.0002 par value, outstanding.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
March 31, 2010
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3 - 4

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	6

	Notes to Interim Condensed Consolidated Financial Statements	7 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	(Removed and Reserved)	16

Item 5.	Other Information	17

Item 6.	Exhibit Index	17

SIGNATURES		18

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2010	December 31, 2009
	(Unaudited)
Current assets
Cash and cash equivalents	$754,475	$2,733,343
Escrow funds – sale of assets	300,000	300,000
Accounts receivable (less allowances of $0)	25,000	-
Convertible promissory note – Best Plastics, LLC	300,000	-
Deposits and prepaid expenses	29,812	30,642
Assets of discontinued operations	166,583	597,873

Total Current Assets	1,575,870	3,661,858

Property and equipment, net of accumulated depreciation of $91,916 and $81,929, respectively	25,779	35,766

Purchased software	1,287,917	1,287,917
Restricted stock held for investment	150,750	150,750

Total Other Assets	1,438,667	1,438,667

Total Assets	$3,040,316	$5,136,291

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2010	December 31, 2009
	(Unaudited)

Current liabilities
Accounts payable	$19,470	$94,014
Accrued expenses	247,223	382,555
Note payable	167,000	250,000
Current portion long term debt	5,677	9,097
Liabilities of discontinued operations	845,272	2,348,143

Total Current Liabilities	1,284,642	3,083,809

Other Liabilities
Long term debt	3,786	4,342

Total Other Liabilities	3,786	4,342

Total Liabilities	1,288,428	3,088,151

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0002 par value, authorized – 1,000,000 shares—issued and outstanding - 0 shares
Common stock, $0.0002 par value, authorized – 99,000,000 shares—issued 26,527,051 shares and outstanding 25,313,385 shares at March 31, 2010 and issued – 26,527,051 shares and outstanding 25,323,385 shares at December 31, 2009	5,305	5,305
Additional paid-in capital	11,944,866	11,944,866
(Deficit)	(10,060,383)	(9,764,531)
Treasury stock, 1,213,666 and 1,203,666 shares, at March 31, 2010 and December 31, 2009, respectively, at cost	(137,900)	(137,500)

Total stockholders’ equity	1,751,888	2,048,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,040,316	$5,136,291

See notes to financial statements

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended March 31,
	2010	2009*
	(Unaudited)	(Unaudited)
Revenues:
Net revenues from services	$75,511	$18,438
Cost of services provided	79,757	103,401
Loss before operating expenses	(4,246)	(84,963)

Operating expenses:
Selling, general and administrative	139,683	146,131
Depreciation and amortization	9,987	4,520
Total operating expenses	149,670	150,651

(Loss) from continuing operations before interest expense and income taxes	(153,916)	(235,614)

Interest expense	(14,656)	(474)

(Loss)from continuing operations before income taxes	(168,572)	(236,088)
Provision for income taxes	10,008	5,940

(Loss) from continuing operations	(178,580)	(242,028)

Discontinued operations:
Loss from operations Union Imaging Associates, less applicable income taxes of $0 & $0	$(85,084)	$(99,733)
Loss from operations PET Scan at Union Imaging, less applicable income taxes of $0 & $0	(43)	-
Loss from operations Union Imaging Center, less applicable income taxes of $0 & $0	$(32,145)	$(84,858)
(Loss) from discontinued operations, net of taxes	(117,272)	(184,591)

Net (loss)	$(295,852)	$(426,619)

(Loss)per share, basic and diluted
(Loss) from continuing operations	$(0.007)	$(0.009)
(Loss) from discontinued operations	(0.005)	(0.007)
Net (loss) available for common stockholders	$(0.012)	$(0.017)
Number of weighted average shares outstanding	25,319,218	25,666,093
* = Restated to conform to 2010 representation.
See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended March 31,
	2010	2009*
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)	$(295,852)	$(426,619)
Less: net (loss) from discontinued operations	117,272	184,591
Net (loss) from continuing operations	(178,580)	(242,028)

Adjustments to reconcile net (loss) to net cash
provided by continuing operations:
Depreciation and amortization	9,987	4,520

Changes in current assets and liabilities:
Accounts receivable	(25,000)	-
Prepaid Expenses	(1,511)	8,613
Note receivable	(300,000)	-
Accounts payable	(74,543)	52,199
Accrued expenses	(135,332)	116,564
	(526,399)	181,896
Net cash provided by (used in) operating activities	(704,979)	(60,132)

Cash flows from investing activities:
Fixed asset acquisitions	-	(2,464)
Net cash (used in) investing activities	-	(2,464)

Cash flows from financing activities:
(Increase) in Treasury Stock at cost, from purchase of the Company's common shares	(400)	(75,000)
Increase in Additional Paid In Capital from stock-based compensation
resulting from issuance of employee stock options and warrants	-	58,676
(Decrease) increase in long term debt	(86,976)	73,836
Net cash (used in ) financing activities	(87,376)	57,512

Net cash (used in) operating activities from continuing operations	(792,355)	(5,084)
Net cash (used in) provided by operating activities from discontinued operations	(1,186,513)	73,256
Net cash provided by operating activities	(1,978,868)	68,172
Cash and equivalents, beginning of the period	2,733,343	45,518
Cash and equivalents, at period end	$754,475	$113,690

Supplemental cash flow information
Cash items:
Interest paid	$113,910	$218,602
Income taxes paid	$33,117	$238,265
* = Restated to conform to 2010 representation.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures.  Reference should be made to the Company's annual report filed on Form 10-K for the year ended December 31, 2009.

NOTE 2 – SHARE-BASED PAYMENTS IN ACCORDANCE WITH SFAS 123R:

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

For the three month periods ended March 31, 2010 and 2009, we conducted an outside independent analysis and our own review, and based on the results, we recognized $0 and $33,619, respectively, in share-based payments related to warrants and stock options issued with the rights to exercise 1,390,000 shares in 2009 of our common stock.

At March 31, 2010, the Company had no unrecognized compensation cost related to unvested stock options.

NOTE 3 – LOAN AGREEMENTS:

In February 2006, the Company entered into an unsecured note with Jacov Hayut in the amount of $150,000.  The loan was for 12 months with an annual interest rate of 15%, with monthly payments of interest only and with a lump sum payment of $150,000 due in February 2007.  This note was extended for 36 months under the same terms and conditions, except that the Company agreed to pay the note in full or in part at the lender’s option upon the first equity capital raise or February 2010, whichever comes first.  On June 13, 2007, we paid $50,000 on the unsecured note, and on June 20, 2007 we paid $25,000 on the unsecured note.  On October 9, 2007, we issued Jacov Hayut a warrant for 150,000 shares with a term of  5 years and an exercise price of $0.75 per share as part of the payment for the February 2006 unsecured note which was originally due for full payment in February 2007.  On March 11, 2010, we paid the $75,000 note balance plus $937.50 in accrued interest and thus the note was paid in full.

On October 25, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $65,000.  The loan’s term was for a period of 24 months with an annual interest rate of 15%.  The payments were to be made on the 26th of each month in 23 equal installments of $3,151.63 and 1 final installment of $3,151.67.  The payments commenced on November 26, 2006.  On January 7, 2010, we paid the $29,453.67 note balance plus $8,836.08 in accrued interest, and thus this note was paid in full.

On November 9, 2006, we entered into a Loan Agreement with Irit and Yosef Azoulai for $50,000.  The terms of the Loan Agreement included an annual interest rate of 20% and the loan was to be paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company.  In addition, the Company issued a warrant to these lenders for the right to purchase 50,000 shares of the Company's common stock with a term of 5 years and an exercise price $0.70, the closing market price of the Company's common stock on November 10, 2006.  Irit and Yosef Azoulai have waived the 6 month payment terms and effective January have changed the interest rate from 20% to 10% annually.  On March 11, 2010, we paid the $50,000 note plus $18,057.89 in accrued interest, and thus this note was paid in full.

On December 6, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $150,000.  The loan was for a period of 48 months with an annual interest rate of 12%.  The payments were to be made on the 6th of each month in 48 equal installments of $3,950.08.  The payments commenced on January 6, 2006.  On January 7, 2010, we paid the $116,166.03 note balance plus $26,805.88 in accrued interest, and thus this note was paid in full.

On March 6, 2007, we entered into a Loan Agreement with Irit and Yosef Azoulai for $100,000.  The terms of this Loan Agreement included an annual interest rate of 20% and the loan was to be paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company.  In addition, the Company issued a warrant to these lenders for the right to purchase 100,000 shares of the Company's common stock with a term of 5 years and an exercise price $0.82 based on the closing market price of the Company's common stock on March 6, 2007.  Irit and Yosef Azoulai have waived the 6 month payment terms and effective January have changed the interest rate from 20% to 10% annually.  On March 11, 2010, we paid the $100,000 note plus $35,932.61 in accrued interest, and thus this note was paid in full.

On September 14, 2007 we entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P.("MTI-II") to acquire MTI-II's Healthcare Payer Admin Software Asset (the "Asset") in exchange for 500,000 shares of our common stock ("Common Stock"), warrants ("Warrants") for 900,000 shares of our common stock with an exercise price of $0.70 per share, and $250,000 to be paid within 12 months from the date of the Agreement.  The transaction closed at the end of September 2007.  The Asset consists of healthcare payer admin computer software that helps organize, manage, and maintain health plans, membership, eligibility, claims administration, and includes other customized components. The shares of Common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Paul Harrison, a member of the Company’s Board of Directors, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II.  Mr. Harrison  received 281,250 shares of our Common Stock, and a Warrant for the right to purchase up to 506,250 shares of our Common Stock with a term of 5 years at an exercise price of $0.70 per share which were issuable to MTI-II pursuant to this Agreement. We renegotiated the $250,000 note, paying $83,000 on January 14, 2010 and extending the balance to December 31, 2010.  Starting February 1, 2010, we are paying $1,113.33 in monthly interest or an 8% annual rate of interest.

On October 3, 2008, we entered into a Loan Agreement with Moseh and Aliza Lazarian for $100,000.  The terms of this Loan Agreement included an annual interest rate of 12% and the loan was to be paid in amounts of $50,000 on or before February 1, 2009 and $50,000 on or before October 1, 2009.  In addition, the Company issued a warrant to these lenders for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share.  The February 1, 2009, payment was not made by the Company and under the terms of the loan agreement, the interest rate on the note increased from 12% to 15% until the $50,000 payment is made.  On January 5, 2010, we paid the $100,000 note plus $2,583.33 in accrued interest, and thus the note was paid in full.

On November 6, 2008, we entered into a Loan Agreement with Issak Hayut for $100,000.  The terms of this Loan Agreement included an annual interest rate of 12% and the loan was to be paid in full on or before November 5, 2009.  In addition, the Company issued a warrant for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share.  On January 7, 2010, we paid the $100,000 note plus $2,583.33 in accrued interest, and thus this note was paid in full.

On January 15, 2009, we entered into a Loan Agreement with Issak Hayut for $112,500.  The terms of this Loan Agreement included interest payments of $10,000 per month for 3 months and the loan was to be paid in full on or before April 15, 2009.  In addition, the Company issued a warrant for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share. This Loan Agreement was entered into in order to have sufficient funds to meet a deadline on a debt settlement payment due and to help realize a gain on the restructured debt with Siemens Medical Solutions, USA, Inc.  On January 7, 2010, we paid the $112,500 note plus $20,000 in accrued interest, and thus this note was paid in full.

On February 15, 2009, we entered into a Loan Agreement with Issak Hayut for $112,500.  The terms of this Loan Agreement included interest payments of $10,000 per month for 3 months and the loan was to be paid in full on or before May 15, 2009.  In addition, the Company issued a warrant for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share. The loan agreement was entered into in order to have sufficient funds to meet a deadline on a debt settlement payment due and to help realize a gain on the restructured debt with Siemens Medical Solutions, USA, Inc.  On January 7, 2010 we paid the $112,500 note plus $30,000 in accrued interest, and thus this note was paid in full.

NOTE 4 – DR. WOLKSTEIN PUT 350,000 COMMON SHARES TO THE COMPANY.

On September 1, 2006, we purchased Dr. Wolkstein's share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 350,000 shares of the Company's common stock with a valuation of $154,000 at the time of purchase, and a note for $27,000 to be paid in 18 payments of $1,500.00 per month.  The 350,000 shares of common stock were issued on October 20, 2006.  As a condition of the purchase, the Company agreed to repurchase the 350,000 shares from Dr. Wolkstein for $75,000 if, for any consecutive 20 day period commencing September 1, 2008 through the last day of February 2009, the stock price was below $1.00 per share.  On January 22, 2009, Dr. Wolkstein exercised his put option requiring the Company to repurchase the 350,000 shares in accordance with the purchase agreement.  In March 2010, we agreed to pay Dr. Wolkstein $75,000 in 3 equal installments of $25,000 each.  The first installment was paid on April 2, 2010, with the 2 remaining installments due on June 30, 2010 and September 30, 2010.

NOTE 5 – BEST PLASTICS, LLC:

On March 21, 2010, we entered into discussions with Best Plastics, LLC (“Best Plastics”) to pursue a new business opportunity in order to grow our revenues and potentially increase our value.  This action was taken since we sold our medical clinics and are pursuing new sources of revenues.  As part of these discussions and our due diligence process, we entered into a six month Convertible Promissory Note (“March 2010 Promissory Note”) in the amount of $500,000 at a 6% annualized rate of interest on the outstanding principal.  The Convertible Promissory Note includes a provision for the right to increase the amount due under the Note, and includes a provision to convert the outstanding balance due under the Note into specified ownership interest in Best Plastics.  As part of our provision for the right to increase the amount of the Convertible Promissory Note, effective April 9, 2010, we entered into a new Convertible Promissory Note for $600,000 (“April 9, 2010 Promissory Note”) that replaced the March 2010 Promissory Note.  Effective April 22, 2010, we entered into another new Convertible Promissory Note for $700,000 that replaced the April 9, 2010 Promissory Note.  In addition, effective April 23, 2010, we entered into a Business Services Agreement with Best Plastics.  Pursuant to the Business Services Agreement, we will provide management, information, and other services in exchange for a service fee equal to: (1) one and one-half percent (1.5%) of the first $25,000,000 of Best Plastics’ gross revenues earned during the term of the Business Services Agreement, with a minimum fee of $300,000 per calendar year; (2) one and one-quarter percent (1.25%) of Best Plastics’ gross revenues earned during the term of the Business Services Agreement for amounts between $25,000,000 and $50,000,000 of Best Plastics’ gross revenues; and (3) one percent (1%) of Best Plastics’ gross revenues earned during the term of this Agreement for the amounts of $50,000,000 of Best Plastics’ gross revenues and above.

NOTE 6 – SUBSEQUENT EVENTS:

On May 3, 2010, we were served with a complaint filed by TSI Billing Service, Inc. against the Company  Superior Court of New Jersey, law division, county of Union on March 31, 2010.  The complaint involves breach of contract claims made by TSI in connection with certain amounts that are allegedly owed for billing and other services provided to the Company, and for other costs that were incurred by TSI.  The relief sought by TSI that were alleged in the complaint include monetary damages of $511,842.33, together with interest, attorney’s fees, and costs of suit for the TSI claims related to billings services, tax penalties, and incurred and paid legal fees.  We intend to vigorously defend this lawsuit.

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

The following discussion should be read in conjunction with Modern Medical Modalities Corporation’s (“Modern Medical”, the “Company”, “we”, or “us”) unaudited condensed consolidated financial statements and notes included herein.  The results described below are not necessarily indicative of the results to be expected in any future period.  Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.  Readers are referred to our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.  We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

Overview

We provide internet driven, healthcare administrative and information services that are supported by our advanced, web-based, enterprise-wide information system.  Our healthcare administrative and information services have the capacity to service multi-specialty healthcare markets.  The healthcare administrative and information services include human resources, supply management, medical customer relationship management (CRM), electronic health records, patient billing and accounts receivables services, claims adjudication services, and business intelligence services.

We intend to focus on providing outsourced administrative and information services through our wholly-owned subsidiary HealthIXS Corporation, in order to expand into the more profitable information and administrative services markets.

We may also diversify and invest in businesses or ventures that may or may not be synergistic with our past operations or our remaining information and administrative services business operated by HealthIXS Corporation in order to pursue other new sources of revenue.   On March 21, 2010, we entered into discussions with Best Plastics, LLC (“BPL”) to pursue a new business opportunity in order to grow our revenues and potentially increase our value.  As part of these discussions and our due diligence process, we entered into a six month Convertible Promissory Note (“March 2010 Promissory Note”) in the amount of $500,000 at a 6% annualized rate of interest on the outstanding principal.  The Convertible Promissory Note includes a provision for the right to increase the amount due under the Note, and includes a provision to convert the outstanding balance due under the Note into specified ownership interest in Best Plastics.  As part of our provision for the right to increase the amount of the Convertible Promissory Note, effective April 9, 2010, we entered into a new Convertible Promissory Note for $600,000 (“April 9, 2010 Promissory Note”) that replaced the March 2010 Promissory Note.  Effective April 22, 2010, we entered into another new Convertible Promissory Note for $700,000 that replaced the April 9, 2010 Promissory Note and which is attached as Exhibit 10.12 to this Quarterly Report.  In addition, effective April 23, 2010, we entered into a Business Services Agreement with Best Plastics.  Pursuant to the Business Services Agreement, which is attached hereto as Exhibit 10.13, we will provide management, information, accounting and other related services in exchange for a service fee equal to: (1) one and one-half percent (1.5%) of the first $25,000,000 of Best Plastics’ gross revenues earned during the term of the Business Services Agreement, with a minimum fee of $300,000 per calendar year; (2) one and one-quarter percent (1.25%) of Best Plastics’ gross revenues earned during the term of the Business Services Agreement for amounts between $25,000,000 and $50,000,000 of Best Plastics’ gross revenues; and (3) one percent (1%) of Best Plastics’ gross revenues earned during the term of this Agreement for the amounts of $50,000,000 of Best Plastics’ gross revenues and above.

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

Results of Operations:

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009.

Net Revenues from Services:

For the three months ended March 31, 2010, net revenues from services totaled $75,511 as compared to $18,438 for the same period in 2009, a net increase of $57,073.  This increase in net revenues is attributable primarily to the start up of HealthIXS’ first collaboration agreement for its advanced, web-based, enterprise-wide information system.

Cost of services provided:

For the three months ended March 31, 2010, cost of services provided totaled $79,757 as compared to $103,401 for the same period in 2009, a decrease of $23,644. This decrease is attributable to reduced salary costs.

Selling, general and administrative expenses:

For the three months ended March 31, 2010, selling, general and administrative expenses totaled $139,683 as compared to $146,131 for the same period in 2009, a decrease of $6,448.  This decrease resulted from reduced office supplies expenses.

Loss from continuing operations:

Loss from continuing operations for the three months ended March 31, 2010 was $178,580 as compared to a loss of $242,028 for the same period in 2009, a decrease in the loss from continuing operations of $63,448.   This decrease in loss from continuing operations relates directly to the increase in net revenues and the decrease in costs of services provided.

Liquidity and Capital Resources:

As of March 31, 2009, we had a working capital deficiency of $587,049, as compared to positive working capital of $291,227 as of March 31, 2010. This positive shift in working capital was a result of the sale at December 31, 2009 of substantially all the assets of the Union Imaging centers assets.  We do not believe that our cash flow from operations will be sufficient to fund our continuing operations and we will continue to have to raise capital to fund those operations.  We may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to us, if at all.

Debt:

In February 2006, the Company entered into an unsecured note with Jacov Hayut in the amount of $150,000.  The loan was for 12 months with an annual interest rate of 15%, with monthly payments of interest only and with a lump sum payment of $150,000 due in February 2007.  This note was extended for 36 months under the same terms and conditions, except that the Company agreed to pay the note in full or in part at the lender’s option upon the first equity capital raise or February 2010, whichever comes first.  On June 13, 2007, we paid $50,000 on the unsecured note, and on June 20, 2007 we paid $25,000 on the unsecured note.  On October 9, 2007, we issued Jacov Hayut a warrant for 150,000 shares with a term of 5 years and an exercise price of $0.75 per share as part of the payment for the February 2006 unsecured note which was originally due for full payment in February 2007.  On March 11, 2010, we paid the $75,000 note balance plus $937.50 in accrued interest and thus the note was paid in full.

On October 25, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $65,000.  The loan’s term was for a period of 24 months with an annual interest rate of 15%.  The payments were to be made on the 26th of each month in 23 equal installments of $3,151.63 and 1 final installment of $3,151.67.  The payments commenced on November 26, 2006.  On January 7, 2010, we paid the $29,453.67 note balance plus $8,836.08 in accrued interest, and thus this note was paid in full.

On November 9, 2006, we entered into a Loan Agreement with Irit and Yosef Azoulai for $50,000.  The terms of the Loan Agreement included an annual interest rate of 20% and the loan was to be paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company.  In addition, the Company issued a warrant to these lenders for the right to purchase 50,000 shares of the Company's common stock with a term of 5 years and an exercise price $0.70, the closing market price of the Company's common stock on November 10, 2006.  Irit and Yosef Azoulai have waived the 6 month payment terms and effective January have changed the interest rate from 20% to 10% annually.  On March 11, 2010, we paid the $50,000 note plus $18,057.89 in accrued interest, and thus this note was paid in full.

On December 6, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $150,000.  The loan was for a period of 48 months with an annual interest rate of 12%.  The payments were to be made on the 6th of each month in 48 equal installments of $3,950.08.  The payments commenced on January 6, 2006.  On January 7, 2010, we paid the $116,166.03 note balance plus $26,805.88 in accrued interest, and thus this note was paid in full.

On March 6, 2007, we entered into a Loan Agreement with Irit and Yosef Azoulai for $100,000.  The terms of this Loan Agreement included an annual interest rate of 20% and the loan was to be paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company.  In addition, the Company issued a warrant to these lenders for the right to purchase 100,000 shares of the Company's common stock with a term of 5 years and an exercise price $0.82 based on the closing market price of the Company's common stock on March 6, 2007.  Irit and Yosef Azoulai have waived the 6 month payment terms and effective January have changed the interest rate from 20% to 10% annually.  On March 11, 2010, we paid the $100,000 note plus $35,932.61 in accrued interest, and thus this note was paid in full.

On September 14, 2007 we entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P.("MTI-II") to acquire MTI-II's Healthcare Payer Admin Software Asset (the "Asset") in exchange for 500,000 shares of our common stock ("Common Stock"), warrants ("Warrants") for 900,000 shares of our common stock with an exercise price of $0.70 per share, and $250,000 to be paid within 12 months from the date of the Agreement.  The transaction closed at the end of September 2007.  The Asset consists of healthcare payer admin computer software that helps organize, manage, and maintain health plans, membership, eligibility, claims administration, and includes other customized components. The shares of Common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Paul Harrison, a member of the Company’s Board of Directors, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II.  Mr. Harrison  received 281,250 shares of our Common Stock, and a Warrant for the right to purchase up to 506,250 shares of our Common Stock with a term of 5 years at an exercise price of $0.70 per share which were issuable to MTI-II pursuant to this Agreement. We renegotiated the $250,000 note, paying $83,000 on January 14, 2010 and extending the balance to December 31, 2010.  Starting February 1, 2010, we are paying $1,113.33 in monthly interest or an 8% annual rate of interest.

On October 3, 2008, we entered into a Loan Agreement with Moseh and Aliza Lazarian for $100,000.  The terms of this Loan Agreement included an annual interest rate of 12% and the loan was to be paid in amounts of $50,000 on or before February 1, 2009 and $50,000 on or before October 1, 2009.  In addition, the Company issued a warrant to these lenders for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share.  The February 1, 2009, payment was not made by the Company and under the terms of the loan agreement, the interest rate on the note increased from 12% to 15% until the $50,000 payment is made.  On January 5, 2010, we paid the $100,000 note plus $2,583.33 in accrued interest, and thus the note was paid in full.

On November 6, 2008, we entered into a Loan Agreement with Issak Hayut for $100,000.  The terms of this Loan Agreement included an annual interest rate of 12% and the loan was to be paid in full on or before November 5, 2009.  In addition, the Company issued a warrant for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share.  On January 7, 2010, we paid the $100,000 note plus $2,583.33 in accrued interest, and thus this note was paid in full.

On January 15, 2009, we entered into a Loan Agreement with Issak Hayut for $112,500.  The terms of this Loan Agreement included interest payments of $10,000 per month for 3 months and the loan was to be paid in full on or before April 15, 2009.  In addition, the Company issued a warrant for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share. This Loan Agreement was entered into in order to have sufficient funds to meet a deadline on a debt settlement payment due and to help realize a gain on the restructured debt with Siemens Medical Solutions, USA, Inc.  On January 7, 2010, we paid the $112,500 note plus $20,000 in accrued interest, and thus this note was paid in full.

On February 15, 2009, we entered into a Loan Agreement with Issak Hayut for $112,500.  The terms of this Loan Agreement included interest payments of $10,000 per month for 3 months and the loan was to be paid in full on or before May 15, 2009.  In addition, the Company issued a warrant for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share. The loan agreement was entered into in order to have sufficient funds to meet a deadline on a debt settlement payment due and to help realize a gain on the restructured debt with Siemens Medical Solutions, USA, Inc.  On January 7, 2010 we paid the $112,500 note plus $30,000 in accrued interest, and thus this note was paid in full.

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

On September 29, 2008, we were served with a legal complaint and summons filed by Burgio Enterprises, Ltd. (“Burgio”) against the Company in the District Court of Clark County, Nevada, for breach of contract and other related claims.   Burgio is seeking a judgment, and awards for contract damages in an amount in excess of $10,000, compensatory damages in an amount in excess of $10,000, punitive damages in an amount in excess of $10,000, and recovery of attorney fees and costs of court and other expenses.  We dispute Burgio’s claims and we intend to vigorously defend against all claims in this lawsuit.

On July 9, 2008, we were served with a complaint and summons filed by Antoinette Gregoire against the Company in the Superior Court of New Jersey, law division, county of Union on July 9, 2008..   Ms. Gregoire asserted claims for negligent medical, in connection with mammography services provided to Ms. Gregoire at the facilities of Park Imaging Associates, P.A. and Union Imaging Associates P.A. on or about on or about July 11, 2006.  This lawsuit is currently in discovery stage.  We dispute Ms. Gregoire’s claims and will continue to defend against the claims in this lawsuit.

On April 3, 2009, we were served with a complaint and summons filed by Mary Monar and David R. Monar (the “Plaintiffs”) against the Company in the Superior Court of New Jersey, law division, county of Monmouth on March 26, 2009.  The Plaintiffs asserted claims for negligent medical practice. in connection with mammography services provided to Mary Monar at the facilities at Union Imaging Center, LLC on or about December 29, 2004 and July 5, 2006.  This lawsuit is currently in the discovery stage.  We dispute Plaintiffs’ claims and we will continue to defend against the claims in this lawsuit.

On May 3, 2010, we were served with a complaint filed by TSI Billing Service, Inc. against the Company  Superior Court of New Jersey, law division, county of Union on March 31, 2010.  The complaint involves breach of contract claims made by TSI in connection with certain amounts are owed for billing and other services provided to the Company, and for other costs that were incurred by TSI.  The relief sought by the TSI that were alleged in the complaint include monetary damages of $511,842.33, together with interest, attorney’s fees, and costs of suit for the TSI claims related to billings services, tax penalties, and incurred and paid legal fees.  We intend to vigorously defend this lawsuit.

Other than the matters described above, we are not involved in any other material legal proceedings.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

There have not been any defaults on any senior securities during the period covered by this Quarterly Report.

Item 4.  (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits:

Exhibit Index

Exhibit Number	Description
10.12	* Convertible Promissory Note (Due October 22, 2010) issued by Best Plastics, LLC and Michael Bohbot to the Company dated April 22, 2010

10.13	* Business Services Agreement between the Company and Best Plastics, LLC executed on April 23, 2010

31.1	* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN MEDICAL MODALITIES CORPORATION

Dated: May 17, 2010	/s/ Baruh Hayut
Baruh Hayut
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 17, 2010	/s/ Minesh Patel
Minesh Patel
Chief Financial Officer
(Principal Financial and Accounting Officer)