Form 10-Q
period 2010-06-30
MODERN MEDICAL MODALITIES CORP
filed 2010-08-16
CIK 902635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
Yes ☐ No ☒

As of August 14, 2010, there were 25,313,385 shares of the registrant’s common stock, $0.0002 par value, outstanding.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
JUNE 30, 2010
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3 - 4

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2010 and 2009 (unaudited)	6

	Notes to Interim Condensed Consolidated Financial Statements	7 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	(Removed and Reserved)	16

Item 5.	Other Information	17

Item 6.	Exhibit Index	17

SIGNATURES		18

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2010	December 31, 2009
	(Unaudited)
Current assets
Cash and cash equivalents	$94,787	$2,733,343
Escrow funds – sale of assets	200,000	300,000
Accounts receivable (less allowances of $0)	-	-
Convertible promissory note – Best Plastics, LLC	812,793	-
Deposits and prepaid expenses	2,340	30,642
Assets of discontinued operations	-	597,873

Total Current Assets	1,109,920	3,661,858

Property and equipment, net of accumulated depreciation of $78,153 and $81,929, respectively	15,775	35,766

Unamortized computer software costs, net of accumulated amortization of $150,000 and $0, respectively	1,137,917	1,287,917
Restricted stock held for investment	150,750	150,750

Total Other Assets	1,288,667	1,438,667

Total Assets	$2,414,362	$5,136,291

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2010	December 31, 2009
	(Unaudited)
Current liabilities
Accounts payable	$10,350	$94,014
Accrued expenses	274,791	382,555
Note payable	167,000	250,000
Current portion long term debt	2,168	9,097
Liabilities of discontinued operations	808,587	2,348,143

Total Current Liabilities	1,262,896	3,083,809

Other Liabilities
Long term debt	3,199	4,342

Total Other Liabilities	3,199	4,342

Total Liabilities	1,266,095	3,088,151

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0002 par value, authorized – 1,000,000 shares—issued and outstanding - 0 shares
Common stock, $0.0002 par value, authorized – 99,000,000 shares—issued 26,527,051 shares and outstanding 25,313,385 shares at June 30, 2010 and issued – 26,527,051 shares and outstanding 25,323,385 shares at December 31, 2009	5,305	5,305
Additional paid-in capital	11,944,866	11,944,866
(Deficit)	(10,664,004)	(9,764,531)
Treasury stock, 1,213,666 and 1,203,666 shares, at June 30, 2010 and December 31, 2009, respectively, at cost	(137,900)	(137,500)

Total stockholders’ equity	1,148,267	2,048,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,414,362	$5,136,291

See notes to financial statements

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the six months ended		For the three months ended
	June 30,		June 30,
	2010	2009*	2010	2009 *

Net revenues from services	$197,087	$21,950	$121,576	$3,512
Cost of services provided	146,540	105,209	66,783	1,808

Total operating income (loss)	50,547	(83,259)	54,793	1,704

Operating Expenses:
Selling, general and administrative	441,315	94,107	301,632	(52,024)
Depreciation and amortization	169,991	8,519	10,004	3,999

Total operating expenses	611,306	102,626	311,636	(48,025)

(Loss) income from continuing operations before interest
expense, other income and income taxes.	(560,759)	(185,885)	(256,843)	49,729

Other income (expense):
Interest expense	(21,308)	(40,544)	(6,652)	(40,070)
Gain on sale of automobile	4,000	0	4,000	0

Total other income (expense)	(17,308)	(40,544)	(2,652)	(40,070)

(Loss) income from continuing operations before
income taxes	(578,067)	(226,429)	(259,495)	9,659

Provision for income taxes	13,959	7,071	3,951	1,131

(Loss) income from continuing operations	(592,026)	(233,500)	(263,446)	8,528

Discontinued operations:
Loss (income) from operations Union Imaging Associates,
less applicable income taxes of $0 & $0	(208,226)	172,425	(123,142)	272,158
Loss from operations of PET Scan at Union
Imaging less applicable income taxes of $0 & $0	(2,707)	(2,329)	(2,664)	(2,329)
Loss (income) from operations Union Imaging Center,
less applicable income taxes of $0 & $0	(96,514)	88,670	(96,514)	173,528

(Loss) income from discontinued operations, net of taxes	(307,447)	258,766	(222,320)	443,357

Net (loss) income	$(899,473)	$25,266	$(485,766)	$451,885

(Loss) per share, basic and diluted
(Loss) from continuing operations	$(0.023)	$(0.009)	$(0.010)	$0.000
(Loss) income from discontinued operations	(0.012)	0.010	(0.009)	0.018

Net (loss) income available for common stockholders	$(0.035)	$0.001	$(0.019)	$0.018

Number of weighted average shares outstanding	25,319,635	25,520,260	25,322,135	25,323,385

* = restated to conform to 2010 presentation.

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended June 30,
	2010	2009*
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(899,473)	$25,266
Less: net (loss) income from discontinued operations	(307,447)	258,766
Net (loss) from continuing operations	(592,026)	(233,500)

Adjustments to reconcile net (loss) to net cash
provided by continuing operations:
Depreciation and amortization	169,991	8,519

Changes in current assets and liabilities:
Accounts receivable	-	(3,721)
Escrow funds – sale of assets	100,000	-
Prepaid Expenses	28,302	24,516
Note receivable	(812,793)	-
Accounts payable	(83,663)	482,917
Accrued expenses	(107,764)	251,052
	(705,927)	763,283
Net cash provided by (used in) operating activities	(1,297,953)	529,783

Cash flows from financing activities:
(Increase) in Treasury Stock at cost, from purchase of the Company's common shares	(400)	(75,000)
Increase in Additional Paid In Capital from stock-based compensation
resulting from issuance of employee stock options and warrants	-	67,390
(Decrease) increase in long term debt	(91,072)	(5,414)
Net cash (used in ) financing activities	(91,472)	(13,024)

Net cash (used in) provided by operating activities from continuing operations	(1,389,425)	516,759
Net cash (used in) operating activities from discontinued operations	(1,249,131)	(510,799)
Net cash(used in) provided by operating activities	(2,638,556)	5,960
Cash and equivalents, beginning of the period	2,733,343	46,518
Cash and equivalents, at end of period	$94,787	$52,478

Supplemental cash flow information
Cash items:
Interest paid	$21,308	$182,232
Income taxes paid	$13,959	$65,318

* = Restated to conform to 2010 representation.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures.  Reference should be made to the Company's annual report filed on Form 10-K for the year ended December 31, 2009.

NOTE 2 – SHARE-BASED PAYMENTS IN ACCORDANCE WITH ASC 718:

On January 1, 2006, we adopted ASC 718, Share-Based Payment , which requires companies to expense the grant date fair value of employee stock options and other forms of share-based awards. ASC 718 addresses accounting for share-based awards, including shares issued under employee stock purchase plans, stock options, and share-based awards, with compensation expense measured using the fair value, for financial reporting purposes, and recorded over the requisite service period of the award.  In accordance with ASC 718, we recognize compensation expense for awards granted and awards modified, repurchased, or cancelled after the adoption date.  Under ASC 718, we estimate the fair value of stock options and share-based awards using the Simple Black-Scholes European Option Pricing Model.

For the three and six month periods ended June 30, 2010 and 2009, we conducted an outside independent analysis and our own review, and based on the results, we recognized $0 and $0, respectively, in 2010 and $8,714 and 58,619, respectively, in 2009, in share-based payments related to warrants and stock options issued with the rights to exercise zero shares in 2010 and 1,390,000 shares in 2009 of our common stock.

At June 30, 2010, the Company had no unrecognized compensation cost related to unvested stock options.

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

NOTE 4 – DR. WOLKSTEIN PUT 350,000 COMMON SHARES TO THE COMPANY.

On September 1, 2006, we purchased Dr. Wolkstein's share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 350,000 shares of the Company's common stock with a valuation of $154,000 at the time of purchase, and a note for $27,000 to be paid in 18 payments of $1,500.00 per month.  The 350,000 shares of common stock were issued on October 20, 2006.  As a condition of the purchase, the Company agreed to repurchase the 350,000 shares from Dr. Wolkstein for $75,000 if, for any consecutive 20 day period commencing September 1, 2008 through the last day of February 2009, the stock price was below $1.00 per share.  On January 22, 2009, Dr. Wolkstein exercised his put option requiring the Company to repurchase the 350,000 shares in accordance with the purchase agreement.  In March 2010, we agreed to pay Dr. Wolkstein $75,000 in 3 equal installments of $25,000 each.  The first installment was paid on April 2, 2010, with the 2 remaining installments due June 30, 2010 and September 30, 2010.

NOTE 5 – BEST PLASTICS, LLC:

On March 21, 2010, we entered into discussions with Best Plastics, LLC (“Best Plastics”) to pursue a new business opportunity in order to grow our revenues and potentially increase our value.  This action was taken since we sold our medical clinics and are pursuing new sources of revenues.  As part of these discussions and our due diligence process, we entered into a six month Convertible Promissory Note (“March 2010 Promissory Note”) in the amount of $500,000 at a 6% annualized rate of interest on the outstanding principal.  The Convertible Promissory Note includes a provision for the right to increase the amount due under the Note, and includes a provision to convert the outstanding balance due under the Note into specified ownership interest in Best Plastics.  As part of our provision for the right to increase the amount of the Convertible Promissory Note, effective April 9, 2010, we entered into a new Convertible Promissory Note for $600,000 (“April 9, 2010 Promissory Note”) that replaced the March 2010 Promissory Note.  Effective April 22, 2010, we entered into another new Convertible Promissory Note for $700,000 that replaced the April 9, 2010 Promissory Note.  In addition, effective April 23, 2010, we entered into a Business Services Agreement with Best Plastics.  Pursuant to the Business Services Agreement, we will provide management, information, and other services in exchange for a service fee equal to: (1) one and one-half percent (1.5%) of the first $25,000,000 of Best Plastics’ gross revenues earned during the term of the Business Services Agreement, with a minimum fee of $300,000 per calendar year; (2) one and one-quarter percent (1.25%) of Best Plastics’ gross revenues earned during the term of the Business Services Agreement for amounts between $25,000,000 and $50,000,000 of Best Plastics’ gross revenues; and (3) one percent (1%) of Best Plastics’ gross revenues earned during the term of this Agreement for the amounts of $50,000,000 of Best Plastics’ gross revenues and above.   As of June 30, 2010, we have advanced Best Plastics, LLC, $812,793 of the $1,000,000 authorized under the April 22, 2010 Convertible Promissory Note.

NOTE 6 – TSI BILLING SERVICES, INC LAWSUIT:

On May 3, 2010, we were served with a complaint filed by TSI Billing Service, Inc. against the Company in the Superior Court of New Jersey, law division, county of Union on March 31, 2010.  The complaint involves breach of contract claims made by TSI in connection with certain amounts that are allegedly owed for billing and other services provided to the Company, and for other costs that were incurred by TSI.  The relief sought by TSI that were alleged in the complaint include monetary damages of $511,842.33, together with interest, attorney’s fees, and costs of suit for the TSI claims related to billings services, tax penalties, and incurred and paid legal fees.  We intend to vigorously defend this lawsuit.  On June 4, 2010, we filed a counterclaim alleging breach of duty of loyalty, breach of implied covenant of good faith and fair dealing, tortious interference with an employment relationship and tortious interference with prospective economic advantage.

NOTE 7 – SUBSEQUENT EVENTS:

On July 25, 2010, our board of directors approved a non-cash bonus for Mr. Paul W. Harrison, our Lead Director of the Board of Directors. The non-cash bonus is a transfer and assignment of a company automobile with a net book value of approximately $4,008. The non-cash bonus was paid to preserve cash and was issued to compensate Mr. Harrison for performing substantial extra work beyond his regular board duties for several years without receiving any increases in fees.

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

We may also diversify and invest in businesses or ventures that may or may not be synergistic with our past operations or our remaining information and administrative services business operated by HealthIXS Corporation in order to pursue other new sources of revenue.   On March 21, 2010, we entered into discussions with Best Plastics, LLC (“BPL”) to pursue a new business opportunity in order to grow our revenues and potentially increase our value.  As part of these discussions and our due diligence process, we entered into a six month Convertible Promissory Note (“March 2010 Promissory Note”) in the amount of $500,000 at a 6% annualized rate of interest on the outstanding principal.  The Convertible Promissory Note includes a provision for the right to increase the amount due under the Note, and includes a provision to convert the outstanding balance due under the Note into specified ownership interest in Best Plastics.  As part of our provision for the right to increase the amount of the Convertible Promissory Note, effective April 9, 2010, we entered into a new Convertible Promissory Note for $600,000 (“April 9, 2010 Promissory Note”) that replaced the March 2010 Promissory Note.  Effective April 22, 2010, we entered into another new Convertible Promissory Note for $700,000 that replaced the April 9, 2010 Promissory Note and which is attached as Exhibit 10.12 to this Quarterly Report.  In addition, effective April 23, 2010, we entered into a Business Services Agreement with Best Plastics.  Pursuant to the Business Services Agreement, which is attached hereto as Exhibit 10.13, we will provide management, information, accounting and other related services in exchange for a service fee equal to: (1) one and one-half percent (1.5%) of the first $25,000,000 of Best Plastics’ gross revenues earned during the term of the Business Services Agreement, with a minimum fee of $300,000 per calendar year; (2) one and one-quarter percent (1.25%) of Best Plastics’ gross revenues earned during the term of the Business Services Agreement for amounts between $25,000,000 and $50,000,000 of Best Plastics’ gross revenues; and (3) one percent (1%) of Best Plastics’ gross revenues earned during the term of this Agreement for the amounts of $50,000,000 of Best Plastics’ gross revenues and above.  As of June 30, 2010, we have advanced Best Plastics, LLC, $812,793 of the $1,000,000 authorized under the April 22, 2010 Convertible Promissory Note.

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

Results of Operations:

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009.

Net Revenues from Services:

For the six months ended June 30, 2010, net revenues from services totaled $197,087 as compared to $21,050 for the same period in 2009, a net increase of $176,037.  This increase in net revenues is attributable primarily to the start up of HealthIXS’ first collaboration agreement for its advanced, web-based, enterprise-wide information system.

Cost of services provided:

For the six months ended June 30, 2010, cost of services provided totaled $146,540 as compared to $105,209 for the same period in 2009, a decrease of $41,331. This increase is attributable to costs associated to the start up of HealthIXS’ first collaboration agreement for its advanced, web-based, enterprise-wide information system.

Selling, general and administrative expenses:

For the six months ended June 30, 2010, selling, general and administrative expenses totaled $441,315 as compared to $94,107 for the same period in 2009, an increase of $347,208.  This increase resulted primarily from corporate administrative expenses no longer being allocated to the operations sold at December 31, 2009.  We expect that this should turn around as revenues from business services generated through HealthIXS’ and other sources starts to grow.

 Loss from continuing operations:

Loss from continuing operations for the six months ended June 30, 2010 was $442,026 as compared to a loss of $233,500 for the same period in 2009, an increase in the loss from continuing operations of $208,526.   This increase in loss from continuing operations relates directly to the sale of the imaging centers sold at December 31, 2009.  We expect that this should be reduced as revenues from business services generated through HealthIXS’ and other sources starts to develop.

Results of Operations:

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009.

Net Revenues from Services:

For the three months ended June 30, 2010, net revenues from services totaled $121,576 as compared to $3,512 for the same period in 2009, a net increase of $118,64.  This increase in net revenues is attributable primarily to the start up of HealthIXS’ first collaboration agreement for its advanced, web-based, enterprise-wide information system.

Cost of services provided:

For the three months ended June 30, 2010, cost of services provided totaled $66,783 as compared to $1,808 for the same period in 2009, a increase of $64,975. This increase is attributable to costs associated to the start up of HealthIXS’ first collaboration agreement for its advanced, web-based, enterprise-wide information system.

Selling, general and administrative expenses:

For the three months ended June 30, 2010, selling, general and administrative expenses totaled $301,632 as compared to $(52,024) for the same period in 2009, an increase of $353,656.  This increase resulted primarily from corporate administrative expenses no longer being allocated to the operations sold at December 31, 2009.  We expect that this should turn around as revenues from business services generated through HealthIXS’ and other sources starts to grow.

Loss from continuing operations:

Loss from continuing operations for the three months ended June 30, 2010 was $263,446 as compared to income of $8,528 for the same period in 2009, a increase in the loss from continuing operations of $271,974.   This increase in loss from continuing operations relates directly to the sale of the imaging centers sold at December 31, 2009.  We expect that this should be reduced as revenues from business services generated through HealthIXS’ and other sources starts to develop.

Liquidity and Capital Resources:

As of June 30, 2010, we had a working capital deficiency of $152,976, as compared to working capital deficiency of $2,203,612 as of June 30, 2009. This positive shift in working capital was a result of the sale at December 31, 2009 of substantially all the assets of the Union Imaging centers assets.  We do not believe that our cash flow from operations will be sufficient to fund our continuing operations and we will continue to have to raise capital to fund those operations.  We may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to us, if at all.

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

MODERN MEDICAL MODALITIES CORPORATION

Dated: August 16, 2010	/s/ Baruh Hayut
Baruh Hayut
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2010	/s/ Minesh Patel
Minesh Patel
Chief Financial Officer
(Principal Financial and Accounting Officer)