Form 10-Q
period 2010-09-30
MODERN MEDICAL MODALITIES CORP
filed 2010-11-22
CIK 902635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
(Issuers telephone number)

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

☐	Large accelerated filer	Accelerated filer ☐
☐	Non-accelerated filer	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of October 10, 2010, there were 25,313,385 shares of the registrant’s common stock, $0.0002 par value, outstanding.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES
September 30, 2010
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited)	3 - 4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2010 and 2009 (unaudited)	6

	Notes to Interim Condensed Consolidated Financial Statements	7 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	(Removed and Reserved)	17

Item 5.	Other Information	18

Item 6.	Exhibit Index	18

SIGNATURES		19

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$78,835	$2,733,343
Escrow funds – sale of assets	100,000	300,000
Commissions receivable	137,500	-
Convertible promissory note – Best Plastics, LLC	865,014	-
Deposits and prepaid expenses	21,397	30,642
Assets of discontinued operations	-	597,873

Total Current Assets	1,202,746	3,661,858

Property and equipment, net of accumulated depreciation of $75,921 and $81,929, respectively	9,787	35,766

Computer software costs, net of accumulated amortization of $394,860 and $0, respectively	893,057	1,287,917
Restricted stock held for investment	-	150,750

Total Other Assets	893,057	1,438,667

Total Assets	$2,105,590	$5,136,291

See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Current liabilities
Accounts payable	$37,203	$94,014
Accrued expenses	227,924	382,555
Note payable	167,000	250,000
Current portion long term debt	2,458	9,097
Liabilities of discontinued operations	747,228	2,348,143

Total Current Liabilities	1,181,813	3,083,809

Other Liabilities
Long term debt	2,580	4,342

Total Other Liabilities	2,580	4,342

Total Liabilities	1,184,393	3,088,151

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0002 par value, authorized – 1,000,000 shares—issued and outstanding - 0 shares
Common stock, $0.0002 par value, authorized – 99,000,000 shares—issued 26,527,051 shares and outstanding 25,313,385 shares at September 30, 2010 and issued – 26,527,051 shares and outstanding 25,323,385 shares at December 31, 2009	5,305	5,305
Additional paid-in capital	11,944,866	11,944,866
(Deficit)	(10,891,074)	(9,764,531)
Treasury stock, 1,213,666 and 1,203,666 shares, at September 30, 2010 and December 31, 2009, respectively, at cost	(137,900)	(137,500)

Total stockholders’ equity	921,197	2,048,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,105,590	$5,136,291

See notes to financial statements

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2010	2009*	2010	2009*

Net revenues from services	$418,630	$5,734	$221,543	$-
Cost of services provided	195,903	53,558	49,363	(35,435)

Total operating income (loss)	222,727	(47,824)	172,180	35,435

Operating Expenses:
Selling, general and administrative	495,676	493,378	54,361	399,271
Depreciation and amortization	423,179	12,730	253,188	4,211

Total operating expenses	918,855	506,108	307,549	403,482

(Loss) from continuing operations before interest expense, other income and income taxes.	(696,128)	(553,932)	(135,369)	(368,047)

Other income (expense):
Interest expense	(25,438)	(158,166)	(4,130)	(117,622)
Gain on sale of automobile	4,000	-	-	-
Loss on sale of restricted stock held for investment	(10,150)	-	(10,150)	-

Total other income (expense)	(31,588)	(158,166)	(14,280)	(117,622)

(Loss) from continuing operations before income taxes	(727,716)	(712,098)	(149,649)	(485,669)

Provision for income taxes	91,380	8,720	77,421	1,649

(Loss) from continuing operations	(819,096)	(720,818)	(227,070)	(487,318)

Discontinued operations:
Loss (income) from operations Union Imaging Associates,less applicable income taxes of $0 & $0	(208,226)	415,672	-	243,247
Loss from operations of PET Scan at Union Imaging less applicable income taxes of $0 & $0	(2,707)	(5,362)	-	(3,033)
Loss (income) from operations Union Imaging Center, less applicable income taxes of $0 & $0	(96,514)	(130,683)	-	(219,353)

(Loss) income from discontinued operations, net of taxes	(307,447)	279,627	-	20,861

Net (loss)	$1,126,543)	$(441,191)	$(227,070)	$(466,457)

(Loss) per share, basic and diluted
(Loss) from continuing operations	$(0.032)	$(0.028)	$(0.009)	$(0.019)
(Loss) income from discontinued operations	(0.012)	0.011	-	0.001

Net (loss) income available for common stockholders	$(0.044)	$(0.017)	$(0.009)	$(0.018)

Number of weighted average shares outstanding	25,317,135	25,520,260	25,322,135	25,323,385

* = restated to conform to 2010 presentation.
See notes to financial statements.

MODERN MEDICAL MODALITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine months ended September 30,
	2010	2009*
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)	$(1,126,543)	$(441,191)
Less: net (loss) income from discontinued operations	(307,447)	279,627
Net (loss) from continuing operations	(819,096)	(720,818)

Adjustments to reconcile net (loss) to net cash provided by continuing operations:
Depreciation and amortization	423,179	12,730

Changes in current assets and liabilities:
Commissions receivable	(137,500)	-
Escrow funds – sale of assets	200,000	-
Prepaid Expenses	9,245	(34,839)
Accounts payable	(56,810)	1,210,105
Accrued expenses	(154,631)	542,132
	283,483	1,730,128
Net cash (used in) provided by operating activities	(535,613)	1,009,310

Cash flows from investing activities:
Fixed asset acquisitions	-	(7,872)
Decrease in restricted stock held for investment	150,750	-
Net cash from investing activities:	150,750	(7,872)

Cash flows from financing activities:
(Increase) in note receivable	(865,014)	-
(Increase) in Treasury Stock at cost, from purchase of the Company's common shares	(400)	(75,000)
Increase in Additional Paid In Capital from stock-based compensation resulting from issuance of employee stock options and warrants	-	106,587
(Decrease) increase in long term debt	(91,401)	43,188
Net cash (used in ) provided by financing activities	(956,815)	74,775

Net cash (used in) provided by operating activities from continuing operations	(1,341,678)	1,076,213
Net cash (used in) operating activities from discontinued operations	(1,312,830)	(945,593)
Net cash(used in) provided by operating activities	(2,654,508)	130,620
Cash and equivalents, beginning of the period	2,733,343	46,518
Cash and equivalents, at end of period	$78,835	$177,138

Supplemental cash flow information
Cash items:
Interest paid	$127,520	$182,232
Income taxes paid	$197,415	$65,318

* = Restated to conform to 2010 representation.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements and footnotes have been condensed and, therefore, do not contain all required disclosures.  Reference should be made to the Company's annual report filed on Form 10-K for the year ended December 31, 2009.

NOTE 2 – SHARE-BASED PAYMENTS IN ACCORDANCE WITH ASC 718:

On January 1, 2006, we adopted ASC 718, Share-Based Payment, which requires companies to expense the grant date fair value of employee stock options and other forms of share-based awards. ASC 718 addresses accounting for share-based awards, including shares issued under employee stock purchase plans, stock options, and share-based awards, with compensation expense measured using the fair value, for financial reporting purposes, and recorded over the requisite service period of the award.  In accordance with ASC 718, we recognize compensation expense for awards granted and awards modified, repurchased, or cancelled after the adoption date.  Under ASC 718, we estimate the fair value of stock options and share-based awards using the Simple Black-Scholes European Option Pricing Model.

For the three and nine month periods ended September 30, 2010, there were no share based payments.  For the three and nine month periods ended September 30, 2009, we conducted an outside independent analysis and our own review.  Based on the results of these reviews, we recognized $8,714 and $58,619, for the three and nine months, respectively, in 2009, in share-based payments related to warrants and stock options issued with the rights to exercise zero shares in 2010 and 1,390,000 shares in 2009 of our common stock.

At September 30, 2010, the Company had no unrecognized compensation cost related to unvested stock options.

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

On November 9, 2006, we entered into a Loan Agreement with Irit and Yosef Azoulai for $50,000.  The terms of the Loan Agreement included an annual interest rate of 20% and the loan was to be paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company.  In addition, the Company issued a warrant to these lenders for the right to purchase 50,000 shares of the Company's common stock with a term of 5 years and an exercise price $0.70, the closing market price of the Company's common stock on November 10, 2006.  Irit and Yosef Azoulai have waived the 6 month payment terms and effective January have changed the interest rate from 20% to 10% annually.  On March 11, 2010, we repaid the $50,000 principal amount of the note plus $18,057.89 in accrued interest, and thus this note was paid in full.

On December 6, 2006, we issued an unsecured promissory note to Complete Flooring and Renovation, Inc. in the principal amount of $150,000, for cash equal to this principal amount.  The loan was for a period of 48 months with an annual interest rate of 12%.  The payments were to be made on the 6th of each month in 48 equal installments of $3,950.08.  The payments commenced on January 6, 2006.  On January 7, 2010, we paid the $116,166.03 balance principal amount note plus $26,805.88 in accrued interest, and thus this note was paid in full.

On March 6, 2007, we entered into a Loan Agreement with Irit and Yosef Azoulai for $100,000.  The terms of this Loan Agreement included an annual interest rate of 20% and the loan was to be paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company.  In addition, the Company issued a warrant to these lenders for the right to purchase 100,000 shares of the Company's common stock with a term of 5 years and an exercise price $0.82 based on the closing market price of the Company's common stock on March 6, 2007.  Irit and Yosef Azoulai have waived the 6 month payment terms and effective January 2009, agreed to change the annual interest rate from 20% to 10% annually.  On March 11, 2010, we paid the $100,000 principal amount of the note plus $35,932.61 in accrued interest, and thus this note was paid in full.

On September 14, 2007 we entered into an Asset Purchase Agreement (the "Agreement") with MTI Partners II, L.P.("MTI-II") to acquire MTI-II's Healthcare Payer Admin Software Asset (the "Asset") in exchange for 500,000 shares of our common stock ("Common Stock"), warrants ("Warrants") to purchase up to 900,000 shares of our common stock with an exercise price of $0.70 per share, and $250,000 to be paid within 12 months from the date of the Agreement.  The transaction closed at   the end of September 2007.  The Asset consists of healthcare payer admin computer software that helps organize, manage, and maintain health plans, membership, eligibility, claims administration, and includes other customized components. The shares of Common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Paul Harrison, a member of the Company’s Board of Directors, is the President of INEX Group, Inc., which serves as the General Partner of MTI-II.  Mr. Harrison received 281,250 shares of our Common Stock, and a Warrant for the right to purchase up to 506,250 shares of our Common Stock with a term of 5 years at an exercise price of $0.70 per share issuable to MTI-II pursuant to this Agreement. We renegotiated the $250,000 note, paying $83,000 on January 14, 2010 and extended the due date for the balance to December 31, 2010.  Starting February 1, 2010, we agreed to pay $1,113.33 in monthly interest or an 8% annual rate of interest.

On October 3, 2008, we entered into a Loan Agreement with Moseh and Aliza Lazarian for $100,000.  The terms of this Loan Agreement included an annual interest rate of 12% and the loan was to be paid in amounts of $50,000 on or before February 1, 2009   and $50,000 on or before October 1, 2009.  In addition, the Company issued a warrant to these lenders for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share.  The February 1, 2009, payment was not made by the Company and under the terms of the loan agreement, the annual interest rate on the note increased from 12% to 15% (in effect until the $50,000 payment is made).  On January 5, 2010, we repaid the $100,000 principal amount of the note plus $2,583.33 in accrued interest, and thus the note was paid in full.

On November 6, 2008, we entered into a Loan Agreement with Issak Hayut for $100,000.  The terms of this Loan Agreement included an annual interest rate of 12% and the loan was to be paid in full on or before November 5, 2009.  In addition, the Company issued a warrant for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share.  On January 7, 2010, we repaid the $100,000 principal amount of the note plus $2,583.33 in accrued interest, and thus this note was paid in full.

On January 15, 2009, we entered into a Loan Agreement with Issak Hayut for $112,500.  The terms of this Loan Agreement included interest payments of $10,000 per month for 3 months and the loan was to be paid in full on or before April 15, 2009.  In addition, the Company issued a warrant for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share. This Loan Agreement was entered into in order to have sufficient funds to meet a deadline on a debt settlement payment due and to help realize a gain on the restructured debt with Siemens Medical Solutions, USA, Inc.  On January 7, 2010, we repaid the $112,500 principal amount of the note plus $20,000 in accrued interest, and thus this note was paid in full.

On February 15, 2009, we entered into a Loan Agreement with Issak Hayut for $112,500.  The terms of this Loan Agreement included interest payments of $10,000 per month for 3 months and the loan was to be paid in full on or before May 15, 2009.  In addition, the Company issued a warrant for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share. The loan agreement was entered into in order to have sufficient funds to meet a deadline on a debt settlement payment due and to help realize a gain on the restructured debt with Siemens Medical Solutions, USA, Inc.  On January 7, 2010 we repaid the $112,500 principal amount of the note plus $30,000 in accrued interest, and thus this note was paid in full.

NOTE 4 – DR. WOLKSTEIN PUT 350,000 COMMON SHARES TO THE COMPANY.

On September 1, 2006, we purchased Dr. Wolkstein's share of his ownership interest in Union Imaging Associates, Inc. ("UIA, Inc.") in exchange for 350,000 shares of the Company's common stock with a valuation of $154,000 at the time of purchase, and a note for $27,000 to be paid in 18 payments of $1,500.00 per month.  The 350,000 shares of common stock were issued on October 20, 2006.  As a condition of the purchase, the Company agreed to repurchase the 350,000 shares from Dr. Wolkstein for $75,000 if, for any consecutive 20 day period commencing September 1, 2008 through the last day of February 2009, the stock price was below $1.00 per share.  On January 22, 2009, Dr. Wolkstein exercised his put option requiring the Company to repurchase the 350,000 shares in accordance with the purchase agreement.  In March 2010, we agreed to pay Dr. Wolkstein $75,000 in 3 equal installments of $25,000 each.  The first installment was paid on April 2, 2010; the second installment was paid on July 31, 2010 and the third installment became due September 30, 2010.

NOTE 5 – BEST PLASTICS, LLC:

On March 21, 2010, we entered into discussions with Best Plastics, LLC (“Best Plastics”) to pursue a new business opportunity in order to grow our revenues and potentially increase our value.  This action was taken since we sold our medical clinics and are pursuing new sources of revenues.  As part of these discussions and our due diligence process, we accepted a six month Convertible Promissory Note from Best Plastics (“March 2010 Promissory Note”) in the amount of $500,000 at a 6% annualized rate of interest on the outstanding principal.  The Convertible Promissory Note includes a provision for the right to increase the amount due under the Note, and includes a provision to convert the outstanding balance due under the Note into specified ownership interest in Best Plastics.  As part of our provision for the right to increase the amount of the Convertible Promissory Note, effective April 9, 2010, we entered into a new Convertible Promissory Note for $600,000 (“April 9, 2010 Promissory Note”) that replaced the March 2010 Promissory Note.  Effective April 22, 2010, we accepted another new Convertible Promissory Note for $700,000 from Best Plastics (“April 22, 2010 Promissory Note”) that replaced the April 9, 2010 Promissory Note from Best Plastics.  Further, the April 22, 2010, Convertible Promissory Note authorizes us at our sole discretion to make additional loans prior to maturity date, of up to an additional $300,000 under the same terms.  In addition, effective April 23, 2010, we entered into a Business Services Agreement with Best Plastics.  Pursuant to the Business Services Agreement, we will provide management, information, and other services in exchange for a service fee equal to: (1) one and one-half percent (1.5%) of the first $25,000,000 of Best Plastics’ gross revenues earned during the term of the Business Services Agreement, with a minimum fee of $300,000 per calendar year; (2) one and one-quarter percent (1.25%) of Best Plastics’ gross revenues earned during the term of the Business Services Agreement for amounts between $25,000,000 and $50,000,000 of Best Plastics’ gross revenues; and (3) one percent (1%) of Best Plastics’ gross revenues earned during the term of this Agreement for the amounts of $50,000,000 of Best Plastics’ gross revenues and above.

As of September 30, 2010, we are due $137,500 related to the April 23, 2010 Business Services Agreement and we have advanced Best Plastics, LLC, a total of $865,013.50 of the $1,000,000 authorized under the April 22, 2010, Promissory Note (consisting of the original $700,000 principal amount, plus an additional principal amount of $165,013.50).

NOTE 6 – TSI BILLING SERVICES, INC LAWSUIT:

On May 3, 2010, we were served with a complaint filed by TSI Billing Service, Inc. against the Company in the Superior Court of New Jersey, law division, county of Union on March 31, 2010.  The complaint involves breach of contract claims made by TSI in connection with certain amounts that we allegedly owed to TSI for billing and other services provided to us, and for other costs that were incurred by TSI.  The relief sought by TSI that were alleged in the complaint include monetary damages of $511,842.33, together with interest, attorney’s fees, and costs of suit for the TSI claims related to billings services, tax penalties, and incurred and paid legal fees.  We intend to vigorously defend this lawsuit.  On June 4, 2010, we filed a counterclaim alleging breach of duty of loyalty, breach of implied covenant of good faith and fair dealing, tortious interference with an employment relationship and tortious interference with prospective economic advantage. Both parties have responded to the lawsuits, the various suits have been consolidated into one case and discovery by both parties has commenced as of the date of this report.

We continue to vigorously defend this lawsuit.

NOTE 7 – APPROVAL AND ISSUANCE OF NON-CASH BONUS:

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

The following discussion should be read in conjunction with Modern Medical Modalities Corporation’s (“Modern Medical”, the “Company”, “we”, or “us”) unaudited condensed consolidated financial statements and notes included herein.  The results described below are not necessarily indicative of the results to be expected in any future period.  Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.  Readers are referred to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.  We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

Overview

We provide internet driven, healthcare administrative and information services to multi-specialty markets.  Our services are supported by our advanced, web-based, enterprise-wide information systems.   The healthcare administrative and information services include human resources, supply management, medical customer relationship management (CRM), electronic health records, patient billing and accounts receivables services, claims adjudication services, and business intelligence services.

We focus on providing outsourced administrative and information services through our wholly-owned subsidiary HealthIXS Corporation, in order to expand into the information and administrative services markets, which we view as potentially profitable.

We may also diversify and invest in businesses or ventures that may or may not be synergistic with our past operations or our remaining information and administrative services business operated by HealthIXS Corporation in order to pursue other new sources of revenue.  On March 21, 2010, we entered into discussions with Best Plastics, LLC (“BPL”) to pursue a new business opportunity in order to grow our revenues and potentially increase our value.  As part of these discussions and our due diligence process, we accepted a six month Convertible Promissory Note from Best Plastics (“March 2010 Promissory Note”) in the amount of $500,000 at a 6% annualized rate of interest on the outstanding principal.  The Convertible Promissory Note includes a provision for the right to increase the amount due under the Note, and includes a provision to convert the outstanding balance due under the Note into specified ownership interest in Best Plastics.  As part of our provision for the right to increase the amount of the Convertible Promissory Note, effective April 9, 2010, we accepted a new Convertible Promissory Note from Best Plastics for $600,000 (“April 9, 2010 Promissory Note”) that replaced the March 2010 Promissory Note.  Effective April 22, 2010, we accepted a new Convertible Promissory Note from Best Plastics for $700,000 (April 22,2010, Promissory Note) that replaced the April 9, 2010 Promissory Note and which is attached as Exhibit 10.12 to this Quarterly Report.   Further, the April 22, 2010, Convertible Promissory Note authorizes us as a holder, at our sole discretion to make additional loans to the Company prior to maturity date, of up to an additional $300,000 under the same terms.

Effective April 23, 2010, we entered into a Business Services Agreement with Best Plastics.  Pursuant to the Business Services Agreement, which is attached hereto as Exhibit 10.13, we agreed to provide management, information, accounting and other related services in exchange for a service fee equal to: (1) one and one-half percent (1.5%) of the first $25,000,000 of Best Plastics’ gross revenues earned during the term of the Business Services Agreement, with a minimum fee of $300,000 per calendar year; (2) one and one-quarter percent (1.25%) of Best Plastics’ gross revenues earned during the term of the Business Services Agreement for amounts between $25,000,000 and $50,000,000 of Best Plastics’ gross revenues; and (3) one percent (1%) of Best Plastics’ gross revenues earned during the term of this Agreement for the amounts of $50,000,000 of Best Plastics’ gross revenues and above.  As of September 30, 2010, we are due $137,500 related to the April 23, 2010 Business Services Agreement and we have advanced Best Plastics, LLC, $865,013.50 of the $1,000,000 authorized under the April 22, 2010, Convertible Promissory Note.

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

Results of Operations:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009.

Net Revenues from Services:

For the nine months ended September 30, 2010, net revenues from services totaled $418,630 as compared to $5,734 for the same period in 2009, a net increase of $412,896.  This increase in net revenues is attributable primarily to the start up of HealthIXS’ first collaboration agreement for its advanced, web-based, enterprise-wide information system and our business services agreement with Best Plastics.

Cost of Services Provided:

For the nine months ended September 30, 2010, cost of services provided totaled $195,905 as compared to $53,558 for the same period in 2009, an increase of $142,347. This increase is attributable to start-up costs associated with HealthIXS’ first collaboration agreement for its advanced, web-based, enterprise-wide information system and our business services agreement with Best Plastics.

Selling, General and Administrative Expenses:

For the nine months ended September 30, 2010, selling, general and administrative expenses totaled $495,676 as compared to $493,378 for the same period in 2009, an increase of $2,298.  This minor increase results from inflation off set by efficiencies in over-night postage service and lower phone costs.

Depreciation and amortization expenses:

For the nine months ended September 30, 2010, depreciation and amortization expenses totaled $423,179 as compared to $12,730 for the same period in 2009, an increase of $410,449.  This increase results primarily from amortization of the value of the computer software costs in the amount of $394,860.

Loss from continuing operations:

Loss from continuing operations, before interest expense, other income and income taxes for the nine months ended September 30, 2010 was $819,096 as compared to a loss of $720,815 for the same period in 2009, an increase in the loss from continuing operations of $98,281.   This increase in loss from continuing operations relates directly to the increase in amortization of the computer software costs.

Results of Operations:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009.

Net Revenues from Services:

For the three months ended September 30, 2010, net revenues from services totaled $221,543 as compared to zero for the same period in 2009, a net increase of $221,543.  This increase in net revenues is attributable primarily to the start up of HealthIXS’ first collaboration agreement for its advanced, web-based, enterprise-wide information system and our business services agreement with Best Plastics.

Cost of Services Provided:

For the three months ended September 30, 2010, cost of services provided totaled $49,363 as compared to ($35,435) for the same period in 2009, an increase of $84,798. This increase is attributable to costs associated to the start up of HealthIXS’ first collaboration agreement for its advanced, web-based, enterprise-wide information system.

Selling, General and Administrative Expenses:

For the three months ended September 30, 2010, selling, general and administrative expenses totaled $54,361 as compared to $399,271 for the same period in 2009, a decrease of $344,910.  This increase resulted primarily from corporate administrative expenses not being allocated to the discontinued operations in 2010.  We expect to allocate these expenses to HealthIXS’ first collaboration agreement for its advanced, web-based, enterprise-wide information system and our business services agreement with Best Plastics as these businesses start to mature.

Depreciation and Amortization Expenses:

For the three months ended September 30, 2010, depreciation and amortization expenses totaled $253,188 as compared to $4,211 for the same period in 2009, an increase of $248,677.  This increase results primarily from amortization of the value of the computer software costs in the amount of $242,989.

Loss from Continuing Operations:

Loss from continuing operations for the three months ended September 30, 2010 was $227,070 as compared to $487,318 for the same period in 2009, a decrease in the loss from continuing operations of $260,248.   This decrease resulted primarily to the start up of HealthIXS’ first collaboration agreement for its advanced, web-based, enterprise-wide information system and our business services agreement with Best Plastics.

Liquidity and Capital Resources:

As of September 30, 2010, we had positive working capital of $18,353, as compared to positive working capital of $573,707 as of September 30, 2009. This reduction in working capital resulted primarily from our April 22, 2010, loan to Best Plastics in the form of a Convertible Promissory Note.  We do not believe that our cash flow from operations will be sufficient to fund our continuing operations and we will continue to have to raise capital to fund those operations.  We may raise additional capital through the issuance of debt, equity or a combination thereof. There can be no assurance that any additional financing will be available on terms acceptable to us, if at all.

Debt:

In February 2006, the Company issued an unsecured note with Jacov Hayut in the amount of $150,000.  The loan was for 12 months with an annual interest rate of 15%, with monthly payments of interest only and with a lump sum payment of $150,000 due in February 2007.  This note was extended for 36 months under the same terms and conditions, except that the Company agreed to pay the note in full or in part at the lender’s option upon the first equity capital raise or February 2010, whichever comes first.  On June 13, 2007, we paid $50,000 on the unsecured note, and on June 20, 2007 we paid $25,000 on the unsecured note.  On October 9, 2007, we issued Jacov Hayut a warrant for 150,000 shares with a term of 5 years and an exercise price of $0.75 per share as part of the payment for the February 2006 unsecured note which was originally due for full payment in February 2007.  On March 11, 2010, we repaid the $75,000 principal amount of the note plus $937.50 in accrued interest and thus the note was paid in full.

On October 25, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $65,000.  The loan’s term was for a period of 24 months with an annual interest rate of 15%.  The payments were to be made on the 26th of each month in 23 equal installments of $3,151.63 and 1 final installment of $3,151.67.  The payments commenced on November 26, 2006.  On January 7, 2010, we repaid the $29,453.67 principal amount of the note plus $8,836.08 in accrued interest, and thus this note was paid in full.

On November 9, 2006, we entered into a Loan Agreement with Irit and Yosef Azoulai for $50,000.  The terms of the Loan Agreement included an annual interest rate of 20% and the loan was to be paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company.  In addition, the Company issued a warrant to these lenders for the right to purchase 50,000 shares of the Company's common stock with a term of 5 years and an exercise price $0.70, the closing market price of the Company's common stock on November 10, 2006.  Irit and Yosef Azoulai have waived the 6 month payment terms and effective January have changed the interest rate from 20% to 10% annually.  On March 11, 2010, we repaid the $50,000, principal amount of the note plus $18,057.89 in accrued interest, and thus this note was paid in full.

On December 6, 2006, we entered into an unsecured promissory note with Complete Flooring and Renovation, Inc. in the principal amount of $150,000.  The loan was for a period of 48 months with an annual interest rate of 12%.  The payments were to be made on the 6th of each month in 48 equal installments of $3,950.08.  The payments commenced on January 6, 2006.  On January 7, 2010, we repaid the $116,166.03 principal amount of the note plus $26,805.88 in accrued interest, and thus this note was paid in full.

On March 6, 2007, we entered into a Loan Agreement with Irit and Yosef Azoulai for $100,000.  The terms of this Loan Agreement included an annual interest rate of 20% and the loan was to be paid, in a lump sum with accrued interest, at the earlier of 6 months from the effective date of the Agreement, or the closing date of an equity based financing by the Company.  In addition, the Company issued a warrant to these lenders for the right to purchase 100,000 shares of the Company's common stock with a term of 5 years and an exercise price $0.82 based on the closing market price of the Company's common stock on March 6, 2007.  Irit and Yosef Azoulai have waived the 6 month payment terms and effective January have changed the interest rate from 20% to 10% annually.  On March 11, 2010, we repaid the $100,000 principal amount of the note plus $35,932.61 in accrued interest, and thus this note was paid in full.

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

On October 3, 2008, we entered into a Loan Agreement with Moseh and Aliza Lazarian for $100,000.  The terms of this Loan Agreement included an annual interest rate of 12% and the loan was to be paid in amounts of $50,000 on or before February 1, 2009   and $50,000 on or before October 1, 2009.  In addition, the Company issued a warrant to these lenders for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share.  The February 1, 2009, payment was not made by the Company and under the terms of the loan agreement, the interest rate on the note increased from 12% to 15% until the $50,000 payment is made.  On January 5, 2010, we repaid the $100,000, principal amount of the note plus $2,583.33 in accrued interest, and thus the note was paid in full.

On November 6, 2008, we entered into a Loan Agreement with Issak Hayut for $100,000.  The terms of this Loan Agreement included an annual interest rate of 12% and the loan was to be paid in full on or before November 5, 2009.  In addition, the Company issued a warrant for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share.  On January 7, 2010, we repaid the $100,000, principal amount of the note plus $2,583.33 in accrued interest, and thus this note was paid in full.

On January 15, 2009, we entered into a Loan Agreement with Issak Hayut for $112,500.  The terms of this Loan Agreement included interest payments of $10,000 per month for 3 months and the loan was to be paid in full on or before April 15, 2009.  In addition, the Company issued a warrant for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share. This Loan Agreement was entered into in order to have sufficient funds to meet a deadline on a debt settlement payment due and to help realize a gain on the restructured debt with Siemens Medical Solutions, USA, Inc.  On January 7, 2010, we repaid the $112,500 principal amount of the note plus $20,000 in accrued interest, and thus this note was paid in full.

On February 15, 2009, we entered into a Loan Agreement with Issak Hayut for $112,500.  The terms of this Loan Agreement included interest payments of $10,000 per month for 3 months and the loan was to be paid in full on or before May 15, 2009.  In addition, the Company issued a warrant for the right to purchase up to 500,000 shares of the Company’s common stock with a term of 5 years and an exercise price of $0.10 per share. The loan agreement was entered into in order to have sufficient funds to meet a deadline on a debt settlement payment due and to help realize a gain on the restructured debt with Siemens Medical Solutions, USA, Inc.  On January 7, 2010 we repaid the $112,500 principal amount of the note plus $30,000 in accrued interest, and thus this note was paid in full.

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

MODERN MEDICAL MODALITIES CORPORATION

Dated: November 22, 2010	/s/ Baruh Hayut
Baruh Hayut
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 22, 2010	/s/ Minesh Patel
Minesh Patel
Chief Financial Officer
(Principal Financial and Accounting Officer)